Form 10-Q
period 2016-06-30
Parkway Acquisition Corp.
filed 2016-08-15
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333- 209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of August 15, 2016.

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp.

Balance Sheets

June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Assets
Cash and due from banks	$10	$10

Total assets	$10	$10

Liabilities and Stockholders’ Equity
Liabilities	$—	$—
Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 1 share issued and outstanding	10	10
Retained earnings	—	—

Total stockholders’ equity	10	10

Total liabilities and stockholders’ equity	$10	$10

See accompanying notes to financial statements.

Parkway Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 1. Organization

Parkway Acquisition Corp. (“Parkway”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. Grayson is considered the acquiror and Cardinal is considered the acquiree in the transaction for accounting purposes.

Note 2. Subsequent Event

Business Combination

On July 1, 2016, Parkway completed its merger with Grayson and Cardinal. Under the terms of the merger agreement, each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. Parkway had no material assets or liabilities and did not conduct any business prior to consummation of the merger except to perform its obligations under the merger agreement. There is currently no trading market and no market price for Parkway common stock, therefore it is difficult to determine the fair value of Parkway common stock. Due to the lack of an existing market value for Parkway stock, the following summary of consideration paid to Cardinal is prepared using the recent trading value of Grayson stock.

The Company has engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. We anticipate these valuations being received in the third quarter of 2016. All amounts are subject to changes as more information is available.

Parkway Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 2. Subsequent Event, continued

The following table presents a summary of total consideration paid by Parkway at the acquisition date.

Consideration Paid (dollars in thousands, except per share data)	July 1, 2016
Cardinal common shares outstanding at July 1, 2016	1,535,733
Exchange ratio	1.30

Total common shares of Parkway stock issued	1,996,453
Fair value per share of Grayson stock adjusted for the exchange ratio	$7.39

Total consideration paid	$14,754

The following table presents the Cardinal assets acquired and liabilities assumed as of July 1, 2016 as well as the related preliminary fair value adjustments and determination of purchase gain.

(dollars in thousands)	As Reported by	Fair Value				As Reported by
	Cardinal	Adjustments				Parkway
Assets
Cash and cash equivalents	$11,698	$—		—		$11,698
Investment securities	59,347	(322)		(a	)	59,025
Restricted equity securities	1,308	—		—		1,308
Loans	164,044	(3,453)		(b	)	160,591
Allowance for loan losses	(2,123)	2,123		(c	)	—
Cash value of life insurance	6,715	—		—		6,715
Foreclosed assets	—	—		—		—
Property and equipment	5,384	722		(d	)	6,106
Intangible assets	—	1,210		(e	)	1,210
Accrued interest receivable	539	—		—		539
Other assets	2,450	3,898		(f	)	6,348

Total assets acquired	$249,362	$4,178				$253,540

Liabilities
Deposits	$218,671	$906	$	(g)		$219,577
Borrowings	8,000	—		—		8,000
Accrued interest payable	35	—		—		35
Other liabilities	1,289	300		(h	)	1,589

Total liabilities acquired	$227,995	$1,206				$229,201

Net assets acquired						24,339
Total consideration paid						14,754

Purchase gain						$9,585

Explanation of fair value adjustments:

(a)	Reflects the fair value adjustment on Cardinal’s investment portfolio based upon actual market bid indications as of the July 1, 2016.

(b)	Reflects an estimated fair value adjustment based on Grayson’s evaluation of the credit risk in the acquired loan portfolio. The adjustment does not include an amount for interest rates as additional analysis is required to determine this amount.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

Parkway Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 2. Subsequent Event, continued

(d)	Estimated adjustment to Cardinal’s property and equipment based upon an evaluation by Grayson. The final adjustment may vary based upon the completion of formal independent appraisals.

(e)	Reflects the recording of the estimated core deposit intangible on acquired core deposit accounts.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 34%) and includes deferred tax adjustment for merger transaction costs. Also recognizes partial reversal of Cardinal’s deferred tax asset valuation allowance. As of June 30, 2016, Cardinal had net deferred tax assets of $5.5 million with a related valuation reserve of $5.5 million. IRS Sections 382 and 383 limit the amount of acquired net operating losses that an acquirer may deduct in any given year. As a result of these limitations, management estimates that approximately $1.8 million of Cardinal’s deferred tax assets which are directly attributable to net operating loss carryforwards will be permanently lost and therefore total deferred tax assets are reduced by that amount. The total estimated deferred tax adjustment is calculated in the following table (dollars in thousands).

Tax benefit from fair value adjustment on loans	$452
Tax benefit from fair value adjustment on property and equipment	(245)
Tax benefit from core deposit intangible	(411)
Tax benefit from fair value of time deposits	308
Tax benefit from fair value of unfunded pension liability	102
Recognition of Cardinal’s deferred tax asset*	3,692

Total deferred tax asset adjustment	$3,898

*	Recognition of Cardinal’s deferred tax asset represents reversal of the valuation allowance of $5.5 million, net of limitations under IRS Sections 382 and 383 of $1.8 million.

(g)	Estimated fair value adjustment to time deposits to reflect current market rates based on similar market products.

(h)	Adjustment for Cardinal’s unfunded pension liabilities related to a multi-employer plan is calculated in the following table. Values are from Cardinal’s defined benefit plan actuarial valuation as of June 30, 2015. Valuations as of June 30, 2016, the most recent plan year end, are not currently available.

Present value of plan liabilities	$3,883
Market value of plan assets	3,583

Unfunded pension liability	$300

Parkway Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 2. Subsequent Event, continued

The merger is being accounted for under the acquisition method of accounting. The assets and liabilities of Cardinal will be recorded at their estimated fair values and added to those of Grayson for periods following the merger date. Valuations of acquired Cardinal assets and liabilities may be refined for up to one year following the merger date.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20.

The following table presents the assets and liabilities of Parkway and Grayson prior to the merger, the estimated fair value of Cardinal assets acquired and liabilities assumed, and the resulting estimated balance sheet of Parkway immediately following the merger on July 1, 2016.

	Pre-Merger	Pre-Merger	Cardinal	Post-Merger
(dollars in thousands)	Parkway	Grayson	Acquired	Parkway
Assets
Cash and cash equivalents	$—	$13,117	11,698	$24,815
Investment securities	—	33,847	59,025	92,872
Restricted equity securities	—	971	1,308	2,279
Loans	—	244,800	160,591	405,391
Allowance for loan losses	—	(3,309)	—	(3,309)
Cash value of life insurance	—	10,122	6,715	16,837
Foreclosed assets	—	95	—	95
Property and equipment	—	11,548	6,106	17,654
Goodwill and other intangible assets	—	—	1,210	1,210
Accrued interest receivable	—	1,253	539	1,792
Other assets	—	5,044	6,348	11,392

Total assets	$—	$317,488	$253,540	$571,028

Liabilities
Deposits	$—	$274,265	$219,577	$493,842
Borrowings	—	10,000	8,000	18,000
Accrued interest payable	—	96	35	131
Other liabilities	—	1,146	1,589	2,735

Total liabilities	$—	$285,507	$229,201	$514,708

Shareholder’s Equity	$—	$31,981	$24,339	$56,320

Parkway Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 2. Subsequent Event, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $662 thousand were included in Grayson and Cardinal’s consolidated statements of operations for the six months ended June 30, 2016 and are not included in the pro forma statements below.

	Six Months ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net interest income	$9,697	$9,302
Net income (a)	$1,365	$1,025
Basic and diluted weighted average shares outstanding (b)	5,021,376	5,021,376
Basic and diluted earnings per common share	$0.27	$0.20

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Parkway Acquisition Corp. (“Parkway”) was incorporated as a Virginia Corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “merger”).

Parkway had no material assets or liabilities and did not conduct any business prior to consummation of the merger except to perform its obligations under the merger agreement. As such, Parkway had no operations, revenues, or expenses for the three and six months ended June 30, 2016.

Part I. Financial Information

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Part I. Financial Information

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

Part II. Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Parkway is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data File.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 15, 2016	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data File.