Form 10-Q
period 2016-09-30
Parkway Acquisition Corp.
filed 2016-11-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of November 14, 2016.

PART I FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30,	December 31,
(dollars in thousands except share amounts)	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,105	$5,678
Interest-bearing deposits with banks	14,819	51
Federal funds sold	17,119	2,326
Investment securities available for sale	59,269	56,050
Restricted equity securities	1,599	972
Loans, net of allowance for loan losses of $3,480 at September 30, 2016 and $3,418 at December 31, 2015	405,086	237,798
Cash value of life insurance	16,724	9,978
Foreclosed assets	70	408
Property and equipment, net	18,143	11,756
Accrued interest receivable	1,533	1,293
Core deposit intangible	2,398	—
Deferred tax assets, net	4,585	1,777
Other assets	5,602	3,673

	$559,052	$331,760

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$122,189	$80,593
Interest-bearing	368,417	199,283

Total deposits	490,606	279,876
Borrowings	10,000	20,000
Accrued interest payable	226	169
Other liabilities	1,891	1,059

	502,723	301,104

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	—	—
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 5,021,376 and none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $1.25 par value; 2,000,000 shares authorized; none and 1,718,968 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	2,149
Surplus	26,166	522
Retained earnings	30,256	28,709
Accumulated other comprehensive loss	(93)	(724)

	56,329	30,656

	$559,052	$331,760

See Notes to Consolidated Financial Statements.

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Nine Months ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
(dollars in thousands except share amounts)	2016	2015
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$11,185	$8,324
Interest-bearing deposits in banks	16	1
Federal funds sold	26	14
Investment securities:
Taxable	814	1,083
Exempt from federal income tax	1	15
Dividends	52	32

	12,094	9,469

Interest expense
Deposits	981	1,047
Interest on borrowings	346	654

	1,327	1,701

Net interest income	10,767	7,768
Provision for loan losses	14	(119)

Net interest income after provision for loan losses	10,753	7,887

Noninterest income
Service charges on deposit accounts	889	750
Other service charges and fees	956	817
Net realized gains on securities	364	99
Mortgage loan origination fees	124	43
Increase in cash value of life insurance	256	212
Bargain purchase gain	182	—
Other income	134	13

	2,905	1,934

Noninterest expense
Salaries and employee benefits	5,561	4,725
Occupancy and equipment	1,145	827
Foreclosed asset expense, net	63	46
Data processing expense	551	360
FDIC assessments	222	242
Bank franchise tax	171	126
Merger related expense	720	48
Other expense	2,188	1,677

	10,621	8,051

Income before income taxes	3,037	1,770
Income tax expense	1,016	526

Net income	$2,021	$1,244

Basic earnings per share	$0.55	$0.72

Weighted average shares outstanding	3,695,571	1,718,968

Dividends declared per share	$0.13	$0.10

See Notes to Consolidated Financial Statements.

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended September 30, 2016 and 2015

	Three Months Ended
	September 30,
(dollars in thousands except share amounts)	2016	2015
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,390	$2,833
Interest-bearing deposits in banks	16	—
Federal funds sold	12	4
Investment securities:
Taxable	294	349
Exempt from federal income tax	—	5
Dividends	30	11

	5,742	3,202

Interest expense
Deposits	460	331
Interest on borrowings	99	220

	559	551

Net interest income	5,183	2,651
Provision for loan losses	109	(15)

Net interest income after provision for loan losses	5,074	2,666

Noninterest income
Service charges on deposit accounts	372	259
Other service charges and fees	396	263
Net realized gains on securities	(1)	12
Mortgage loan origination fees	81	18
Increase in cash value of life insurance	112	72
Bargain purchase gain	182	—
Other income	125	4

	1,267	628

Noninterest expense
Salaries and employee benefits	2,579	1,630
Occupancy and equipment	600	278
Foreclosed asset expense, net	10	23
Data processing expense	305	127
FDIC assessments	102	22
Bank franchise tax	81	42
Merger related expense	484	48
Other expense	670	532

	4,831	2,702

Income before income taxes	1,510	592
Income tax expense	464	176

Net income	$1,046	$416

Basic earnings per share	$0.21	$0.24

Weighted average shares outstanding	5,021,376	1,718,968

Dividends declared per share	$0.06	$0.10

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine Months and Three Months ended September 30, 2016 and 2015

	Nine Months ended
	September 30,
(dollars in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Net income	$2,021	$1,244

Other comprehensive income:
Unrealized gains on investment securities:
Unrealized gains arising during the period	1,319	567
Tax related to unrealized gains	(447)	(192)
Reclassification of realized gains during the period	(364)	(99)
Tax related to realized gains	123	34

Total other comprehensive income	631	310

Total comprehensive income	$2,652	$1,554

	Three Months ended
	September 30,
(dollars in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Net income	$1,046	$416

Other comprehensive income:
Unrealized gains on investment securities:
Unrealized gains arising during the period	163	619
Tax related to unrealized gains	(54)	(210)
Reclassification of realized gains during the period	(1)	(12)
Tax related to realized gains	—	4

Total other comprehensive income	108	401

Total comprehensive income	$1,154	$817

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2016 and 2015 (unaudited)

(dollars in thousands except share amounts)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2014	1,718,968	$2,149	$522	$27,884	$(587)	$29,968
Net income	—	—	—	1,244	—	1,244
Other comprehensive income	—	—	—	—	310	310
Dividends paid ($.10 per share)	—	—	—	(172)	—	(172)

Balance, September 30, 2015	1,718,968	$2,149	$522	$28,956	$(277)	$31,350

Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656
Net income	—	—	—	2,021	—	2,021
Other comprehensive income	—	—	—	—	631	631
Conversion of common stock in connection with new holding company on July 1, 2016:
Exchange of Grayson common stock, $1.25 par value	(1,718,968)	(2,149)	—	—	—	(2,149)
For Parkway common stock, no par value	3,025,384	—	2,149	—	—	2,149
Issuance of common stock in connection with acquisition of Cardinal Bankshares Corp	1,996,453	—	23,500	—	—	23,500
Redemption of fractional shares issued in acquisition of Cardinal Bankshares Corp	(461)	—	(5)	—	—	(5)
Dividends paid prior to conversion	—	—	—	(173)	—	(173)
Dividends paid ($0.06 per share)	—	—	—	(301)	—	(301)

Balance, September 30, 2016	5,021,376	$—	$26,166	$30,256	$(93)	$56,329

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,021	$1,244
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	587	450
Amortization of core deposit intangibles	71	—
Accretion of loan discount and deposit premium	(658)	—
Bargain purchase gain	(182)	—
Provision for loan losses	14	(119)
Deferred income taxes	1,341	432
Net realized gains on securities	(364)	(99)
Accretion of discount on securities, net of amortization of premiums	410	386
Deferred compensation	(54)	(18)
Net realized (gain) loss on foreclosed assets	37	(48)
Life insurance income	(97)	—
Changes in assets and liabilities:
Cash value of life insurance	(256)	(213)
Accrued interest receivable	299	54
Other assets	16	(347)
Accrued interest payable	22	145
Other liabilities	(550)	93

Net cash provided by operating activities	2,657	1,960

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(11,912)	(18,999)
Sales	55,115	20,620
Maturities/calls/paydowns	13,492	8,215
Sales (purchases) of restricted equity securities	681	(1)
Net increase in loans	(8,945)	(7,753)
Proceeds from life insurance contracts	321	—
Proceeds from the sale of foreclosed assets	326	681
Purchases of property and equipment, net of sales	(551)	(302)
Cash received in business combination	11,698	—

Net cash provided by investing activities	60,225	2,461

Cash flows from financing activities
Net decrease in deposits	(8,415)	(2,332)
Net decrease in borrowings	(18,000)	—
Cash paid for fractional shares	(5)	—
Dividends paid	(474)	(172)

Net cash used in financing activities	(26,894)	(2,504)

Net increase in cash and cash equivalents	35,988	1,917
Cash and cash equivalents, beginning	8,055	14,574

Cash and cash equivalents, ending	$44,043	$16,491

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$1,306	$1,556

Taxes paid	$60	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$631	$309

Transfers of loans to foreclosed properties	$25	$234

Business combinations
Assets acquired	$252,426	$—
Liabilities assumed	228,744	—

Net assets	$23,682	$—

Bargain purchase gain	$182	$—

Stock issued to acquire Cardinal Bankshares Corp.	$23,500	$—

See accompanying notes to financial statements.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Parkway Acquisition Corp. (“Parkway”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. The merger was completed on July 1, 2016. Grayson is considered the acquiror and Cardinal is considered the acquiree in the transaction for accounting purposes.

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through seventeen full-service banking offices and one loan production office. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this quarterly report on Form 10-Q, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the merger.

The consolidated financial statements as of September 30, 2016 and for the periods ended September 30, 2016 and 2015 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2015, included in the Company’s Annual Report for the fiscal year ended December 31, 2015. The results of operations for the nine-month and three-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from banks (including cash items in process of collection), interest-bearing deposits with banks and Federal funds sold.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Critical Accounting Policies

Management believes the policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced by the manufacturing and retirement segments and to an extent by the tourism and agricultural segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank’s allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Risks and Uncertainties

In the normal course of its business, the Bank encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Bank’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Income per Share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares.

Comprehensive Income

Comprehensive income reflects the change in the Bank’s equity during the period arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense, primarily unrealized gains and losses or investment securities available for sale. In addition, a separate Statement of Comprehensive Income is presented.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016 and did not have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for the Company on January 1, 2016 and did not have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments were effective for the Company on January 1, 2016 and did not have a material effect on its financial statements.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance and did not have a material effect on its financial statements.

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments were effective for the Company on January 1, 2016 and did not have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Business Combinations

On July 1, 2016, Parkway completed its merger with Grayson and Cardinal. Parkway had no material assets or liabilities and did not conduct any business prior to consummation of the merger except to perform its obligations under the merger agreement. As such, Grayson is considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. There was no trading market and no market price for Parkway common stock on the date of the transaction. Parkway was quoted on the OTC Markets and began trading on August 31, 2016; however, Parkway is a new company and the stock is thinly traded. Grayson, as the accounting acquirer at the time of the merger, was also thinly traded and the limited number of shares traded prior to the acquisition were not considered indicative of trading value. Due to the limited trading history of Parkway and Grayson, the Company engaged a third party to determine the value of the transaction as well as the value of the consideration paid to Cardinal as a result of the transaction. The Company also engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. These valuations are not final and may be refined for up to one year following the merger date.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 2. Business Combinations, continued

The following table presents the Cardinal assets acquired and liabilities assumed as of July 1, 2016 as well as the related fair value adjustments and determination of purchase gain.

(dollars in thousands)	As Reported by Cardinal	Fair Value Adjustments			As Reported by Parkway
Assets
Cash and cash equivalents	$11,698	$—	—		$11,698
Investment securities	59,327	(322)	(a	)	59,005
Restricted equity securities	1,308	—	—		1,308
Loans	164,044	(6,192)	(b	)	157,852
Allowance for loan losses	(2,123)	2,123	(c	)	—
Cash value of life insurance	6,714	—	—		6,714
Property and equipment	5,384	1,039	(d	)	6,423
Intangible assets	—	2,469	(e	)	2,469
Accrued interest receivable	539	—	—		539
Other assets	2,450	3,968	(f	)	6,418

Total assets acquired	$249,341	$3,085			$252,426

Liabilities
Deposits	$218,671	$602	(g	)	$219,273
Borrowings	8,000	—	—		8,000
Accrued interest payable	35	—	—		35
Other liabilities	1,289	147	(h	)	1,436

Total liabilities acquired	$227,995	$749			$228,744

Net assets acquired					23,682
Total consideration paid					23,500

Purchase gain					$182

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.
(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.
(d)	Estimated adjustment to Cardinal’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.
(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.
(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 34%). Also recognizes partial reversal of Cardinal’s deferred tax asset valuation allowance.
(g)	Estimated fair value adjustment to time deposits based on the Company’s third party evaluation report on deposits assumed.
(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 2. Business Combinations, continued

The merger was accounted for under the acquisition method of accounting. The assets and liabilities of Cardinal have been recorded at their estimated fair values and added to those of Grayson for periods following the merger date. Valuations of acquired Cardinal assets and liabilities may be refined for up to one year following the merger date.

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

(dollars in thousands)	Pre-Merger	Pre-Merger	Cardinal	Post-Merger
	Parkway	Grayson	Acquired	Parkway
Assets
Cash and cash equivalents	$—	$13,117	$11,698	$24,815
Investment securities	—	33,847	59,005	92,852
Restricted equity securities	—	971	1,308	2,279
Loans	—	244,800	157,852	402,652
Allowance for loan losses	—	(3,309)	—	(3,309)
Cash value of life insurance	—	10,122	6,714	16,836
Foreclosed assets	—	95	—	95
Property and equipment	—	11,548	6,423	17,971
Goodwill and other intangible assets	—	—	2,469	2,469
Accrued interest receivable	—	1,253	539	1,792
Other assets	—	5,044	6,418	11,461

Total assets	$—	$317,488	$252,426	$569,913

Liabilities
Deposits	$—	$274,265	$219,273	$493,538
Borrowings	—	10,000	8,000	18,000
Accrued interest payable	—	96	35	131
Other liabilities	—	1,146	1,436	2,582

Total liabilities	$—	$285,507	$228,744	$514,251

Shareholders’ Equity	$—	$31,981	$23,682	$55,662

Parkway Acquisition Corp. and Subsidiary

Notes to Financial Statements

(unaudited)

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $484 thousand and $720 thousand are included in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2016 and are not included in the pro forma statements below.

	Three Months ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net interest income	$5,046	$2,966
Net income (a)	$956	$631
Basic and diluted weighted average shares outstanding (b)	5,021,376	5,021,376
Basic and diluted earnings per common share	$0.19	$0.13

	Nine Months ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net interest income	$11,139	$8,827
Net income (a)	$2,267	$1,943
Basic and diluted weighted average shares outstanding (b)	5,021,376	5,021,376
Basic and diluted earnings per common share	$0.45	$0.39

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2016 and December 31, 2015 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Available for sale:
Government sponsored enterprises	$2,045	$51	$(7)	$2,089
Mortgage-backed securities	30,994	255	(38)	31,211
Corporate securities	3,072	77	(85)	3,064
State and municipal securities	22,378	544	(17)	22,905

	$58,489	$927	$(147)	$59,269

December 31, 2015
Available for sale:
U.S. Treasury securities	$1,534	$—	$(18)	$1,516
U.S. Government agency securities	3	1	—	4
Government sponsored enterprises	15,327	83	(101)	15,309
Mortgage-backed securities	13,595	11	(93)	13,513
Asset-backed securities	1,989	—	—	1,989
Corporate securities	3,104	—	(130)	2,974
State and municipal securities	20,673	176	(104)	20,745

	$56,225	$271	$(446)	$56,050

Restricted equity securities were $1.6 million and $972 thousand at September 30, 2016 and December 31, 2015, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The scheduled maturities of securities available for sale at September 30, 2016, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	8,739	8,842
Due after five years through ten years	22,867	23,132
Due after ten years	26,883	27,295

	$58,489	$59,269

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $9.2 million at September 30, 2016 and $22.3 million at December 31, 2015, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Available for sale:
Government sponsored enterprises	$—	$—	$1,989	$(7)	$1,989	$(7)
Mortgage-backed securities	9,016	(35)	758	(3)	9,774	(38)
Corporate securities	—	—	1,415	(85)	1,415	(85)
State and municipal securities	3,696	(17)	—	—	3,696	(17)

Total securities available for sale	$12,712	$(52)	$4,162	$(95)	$16,874	$(147)

December 31, 2015
Available for sale:
U.S. Treasury securities	$1,515	$(18)	$—	$—	$1,515	$(18)
Government sponsored enterprises	897	(16)	3,910	(85)	4,807	(101)
Mortgage-backed securities	9,357	(68)	782	(25)	10,139	(93)
Corporate securities	2,974	(130)	—	—	2,974	(130)
State and municipal securities	5,512	(52)	2,030	(52)	7,542	(104)

Total securities available for sale	$20,255	$(284)	$6,722	$(162)	$26,977	$(446)

At September 30, 2016, debt securities with unrealized losses had depreciated 0.87 percent from their amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2016. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales and maturities of investment securities available for sale were $55.1 million and $20.6 million for the nine month periods ended September 30, 2016 and 2015, respectively and $37.2 million and $4.5 million for the three month periods ended September 30, 2016 and 2015, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Realized gains	$369	$187	$—	18
Realized losses	(5)	(88)	(1)	(6)

	$364	$99	$(1)	$12

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses

The major components of loans in the consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
Commercial & agricultural	$49,276	$12,782
Commercial mortgage	112,359	52,463
Construction & development	20,220	14,493
Farmland	34,577	31,512
Residential	182,362	124,984
Consumer & other	9,772	4,982

Total loans	408,566	241,216
Allowance for loan losses	(3,480)	(3,418)

Loans, net of allowance for loan losses	$405,086	$237,798

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component is calculated on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. A specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. The specific component of the allowance for smaller-balance loans whose terms have been modified in a troubled debt restructuring (TDR) is calculated on a pooled basis considering historical experience adjusted for qualitative factors. These smaller-balance TDRs were collectively evaluated for impairment. The general component covers the remaining loan portfolio, and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

A provision for loan losses is charged against operations and is added to the allowance for loan losses based on quarterly comprehensive analyses of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

The following table presents the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2016 and 2015 and the related asset balances as of September 30, 2016 and December 31, 2015:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Commercial & Agricultural	Commercial Mortgage	Construction & Development	Farmland	Residential	Consumer & Other	Total
For the Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, June 30, 2016	$188	$571	$269	$522	$1,717	$42	$3,309
Charge-offs	—	(10)	(20)	—	(19)	(19)	(68)
Recoveries	2	—	49	55	6	18	130
Provision	35	45	(52)	(5)	61	25	109

Balance, September 30, 2016	$225	$606	$246	$572	$1,765	$66	$3,480

For the Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, June 30, 2015	$134	$617	$314	$453	$2,110	$37	$3,665
Charge-offs	—	(4)	(172)	—	(10)	—	(186)
Recoveries	2	—	4	—	2	2	10
Provision	(2)	(82)	215	19	(162)	(3)	(15)

Balance, September 30, 2015	$134	$531	$361	$472	$1,940	$36	$3,474

For the Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$136	$578	$344	$435	$1,887	$38	$3,418
Charge-offs	(19)	(21)	(20)	—	(44)	(56)	(160)
Recoveries	6	—	93	55	22	32	208
Provision	102	49	(171)	82	(100)	52	14

Balance, September 30, 2016	$225	$606	$246	$572	$1,765	$66	$3,480

For the Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$155	$729	$591	$612	$2,046	$52	$4,185
Charge-offs	(1)	(4)	(172)	—	(452)	—	(629)
Recoveries	8	—	12	—	6	11	37
Provision	(28)	(194)	(70)	(140)	340	(27)	(119)

Balance, September 30, 2015	$134	$531	$361	$472	$1,940	$36	$3,474

September 30, 2016
Allowance for loan losses:
Ending balance	$225	$606	$246	$572	$1,765	$66	$3,480

Ending balance: individually evaluated for impairment	$—	$—	$—	$62	$189	$—	$251

Ending balance: collectively evaluated for impairment	$225	$606	$246	$510	$1,576	$66	$3,229

Loans outstanding:
Ending balance	$49,276	$112,359	$20,220	$34,577	$182,362	$9,772	$408,566

Ending balance: individually evaluated for impairment	$—	$114	$831	$2,317	$1,544	$—	$4,806

Ending balance: collectively evaluated for impairment	$49,276	$112,245	$19,389	$32,260	$180,818	$9,772	$403,760

December 31, 2015
Allowance for loan losses:
Ending balance	$136	$578	$344	$435	$1,887	$38	$3,418

Ending balance: individually evaluated for impairment	$—	$—	$—	$69	$205	$—	$274

Ending balance: collectively evaluated for impairment	$136	$578	$344	$366	$1,682	$38	$3,144

Loans outstanding:
Ending balance	$12,782	$52,463	$14,493	$31,512	$124,984	$4,982	$241,216

Ending balance: individually evaluated for impairment	$—	$—	$878	$2,288	$1,910	$—	$5,076

Ending balance: collectively evaluated for impairment	$12,782	$52,463	$13,615	$29,224	$123,074	$4,982	$236,140

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2016 and December 31, 2015, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
September 30, 2016
Real Estate Secured:
1-4 residential construction	$4,140	$—	$—	$120	$4,260
Loan development &other land	13,977	854	—	1,129	15,960
Farmland	23,312	5,235	—	6,030	34,577
1-4 residential mortgage	121,618	11,268	—	2,107	134,993
Multifamily	22,345	1,327	—	—	23,672
Home equity and second mortgage	22,327	1,254	—	116	23,697
Commercial mortgage	94,213	9,426	2,567	6,153	112,359
Non-Real Estate Secured:
Commercial & agricultural	41,913	4,230	1,561	1,572	49,276
Civic organizations	3,286	—	—	—	3,286
Consumer-auto	1,335	23	—	—	1,358
Consumer-other	4,987	105	—	36	5,128

Total	$353,453	$33,722	$4,128	$17,263	$408,566

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2015
Real Estate Secured:
1-4 residential construction	$3,268	$—	$—	$—	$3,268
Loan development &other land	9,555	418	—	1,252	11,225
Farmland	23,909	5,731	—	1,872	31,512
1-4 residential mortgage	86,360	9,887	29	1,604	97,880
Multifamily	11,991	211	—	—	12,202
Home equity and second mortgage	13,425	1,266	—	211	14,902
Commercial mortgage	46,084	6,018	206	155	52,463
Non-Real Estate Secured:
Commercial & agricultural	12,000	782	—	—	12,782
Civic organizations	107	—	—	—	107
Consumer-auto	957	46	—	—	1,003
Consumer-other	3,796	76	—	—	3,872

Total	$211,452	$24,435	$235	$5,094	$241,216

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Loans may be placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Payments received are first applied to principal, and any remaining funds are then applied to interest. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2016 and December 31, 2015:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
September 30, 2016
Real Estate Secured:
1-4 residential construction	$—	$—	$120	$120	$4,140	$4,260	$—	$120
Loan development &other land	—	—	570	570	15,390	15,960	—	831
Farmland	353	—	584	937	33,640	34,577	—	584
1-4 residential mortgage	495	—	29	524	134,469	134,993	29	13
Multifamily	—	—	—	—	23,672	23,672	—	—
Home equity and second mortgage	147	—	10	157	23,540	23,697	—	10
Commercial mortgage	—	—	428	428	111,931	112,359	—	428
Non-Real Estate Secured:
Commercial & agricultural	60	—	—	60	49,216	49,276	—	7
Civic organizations	—	—	—	—	3,286	3,286	—	—
Consumer-auto	—	—	—	—	1,358	1,358	—	—
Consumer-other	15	—	—	15	5,113	5,128	—	—

Total	$1,070	$—	$1,741	$2,811	$405,755	$408,566	$29	$1,993

December 31, 2015
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$3,268	$3,268	$—	$—
Loan development &other land	—	573	—	573	10,652	11,225	—	306
Farmland	—	43	529	572	30,940	31,512	—	529
1-4 residential mortgage	466	26	204	696	97,184	97,880	—	409
Multifamily	—	—	—	—	12,202	12,202	—	—
Home equity and second mortgage	—	—	203	203	14,699	14,902	—	211
Commercial mortgage	134	157	93	384	52,079	52,463	—	134
Non-Real Estate Secured:
Commercial & agricultural	12	—	—	12	12,770	12,782	—	—
Civic organizations	—	—	—	—	107	107	—	—
Consumer-auto	—	—	—	—	1,003	1,003	—	—
Consumer-other	—	—	—	—	3,872	3,872	—	—

Total	$612	$799	$1,029	$2,440	$238,776	$241,216	$—	$1,589

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Impaired Loans

A loan is considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Smaller balance homogenous loans may be collectively evaluated for impairment. Non-homogenous impaired loans are either measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent, or measured based on the present value of expected future cash flows if not collateral dependent. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

As of September 30, 2016 and December 31, 2015, respectively, the recorded investment in impaired loans totaled $10.8 million and $11.2 million. The total amount of collateral-dependent impaired loans at September 30, 2016 and December 31, 2015, respectively, was $1.5 million and $1.1 million. As of September 30, 2016 and December 31, 2015, respectively, $1.9 million and $2.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $10,253,379 and $10,710,411 in troubled debt restructured loans included in impaired loans at September 30, 2016 and December 31, 2015, respectively.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the estimated collateral value, reasons for the delay, payment record, the amount past due and the number of days past due.

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2016 and December 31, 2015, respectively, $6.0 million and $6.2 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $311 thousand and $317 thousand of related allowance.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of September 30, 2016 and December 31, 2015:

Impaired Loans

				Nine months ended		Three months ended
September 30, 2016 (Dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—	$—	$—
Land development & other land	831	831	—	869	11	848	—
Farmland	937	1,092	—	1,096	13	911	5
1-4 residential mortgage	—	—	—	342	4	—	—
Home equity and second mortgage	—	—	—	—	—	—	—
Commercial mortgage	114	114	—	115	2	114	—
Commercial & agricultural	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Subtotal	1,882	2,037	—	2,422	30	1,873	5

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	195	195	10	235	13	231	4
Farmland	1,544	1,544	70	1,561	62	1,551	21
1-4 residential mortgage	6,034	6,190	421	6,426	229	6,052	79
Home equity and second mortgage	180	180	9	258	6	186	2
Commercial mortgage	850	986	44	1,041	30	856	10
Commercial & agricultural	145	145	7	161	7	150	2
Consumer & other	7	7	1	12	2	9	—

Subtotal	8,955	9,247	562	9,694	349	9,035	118

Totals:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	1,026	1,026	10	1,104	24	1,079	4
Farmland	2,481	2,636	70	2,657	75	2,462	26
1-4 residential mortgage	6,034	6,190	421	6,768	233	6,052	79
Home equity and second mortgage	180	180	9	258	6	186	2
Commercial mortgage	964	1,100	44	1,156	32	970	10
Commercial & agricultural	145	145	7	161	7	150	2
Consumer & other	7	7	1	12	2	9	—

Total	$10,837	$11,284	$562	$12,116	$379	$10,908	$123

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—
Land development & other land	879	879	—	913	22
Farmland	890	1,100	—	1,549	5
1-4 residential mortgage	343	343	—	348	16
Home equity and second mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	—	—	19	—
Consumer & other	—	—	—	—	—

Subtotal	2,112	2,322	—	2,829	43

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	208	287	11	587	19
Farmland	1,574	1,574	78	1,841	85
1-4 residential mortgage	5,797	6,239	423	6,667	272
Home equity and second mortgage	261	261	13	322	8
Commercial mortgage	1,094	1,229	56	1,173	48
Commercial & agricultural	174	174	9	198	10
Consumer & other	19	19	1	37	2

Subtotal	9,127	9,783	591	10,825	444

Totals:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	1,087	1,166	11	1,500	41
Farmland	2,464	2,674	78	3,390	90
1-4 residential mortgage	6,140	6,582	423	7,015	288
Home equity and second mortgage	261	261	13	322	8
Commercial mortgage	1,094	1,229	56	1,173	48
Commercial & agricultural	174	174	9	217	10
Consumer & other	19	19	1	37	2

Total	$11,239	$12,105	$591	$13,654	$487

[1]	Recorded investment is the loan balance, net of any charge-offs

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Troubled Debt Restructuring

A troubled debt restructured loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired loans.

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2016 and September 30, 2015:

For the Nine Months ended September 30, 2016

				TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
1-4 residential mortgage	5	$565	$588	—	$—	$—

Total	5	$565	$588	—	$—	$—

During the nine months ended September 30, 2016, five loans were modified that were considered to be TDRs. Term concessions only were granted for five loans, and additional funds were advanced on two loans to pay real estate taxes, personal taxes, and closing cost.

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended September 30, 2016, no loans were modified that were considered to be TDRs. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2016.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

For the Nine Months ended September 30, 2015

				TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	4	392	388	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	1	14	14
Consumer & other	1	—	3	—	—	—

Total	5	$392	$391	1	$14	$14

During the nine months ended September 30, 2015, five loans were modified that were considered to be TDRs. Interest concessions were granted for two loans; and rate and term concessions were granted for three loans.

(1)	Loans past due 30 days or more are considered to be in default.

For the Three Months ended September 30, 2015

				TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
1-4 residential mortgage	1	$95	$95	—	$—	$—
Commercial & agricultural	—	—	—	1	14	14

Total	1	$95	$95	1	$14	$14

During the quarter ended September 30, 2015, one loan was modified that was considered to be a TDR. Interest rate concession was made for the one loan.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$—	$—	—
Interest cost	147,270	149,472	49,090	49,824
Expected return on plan assets	(418,566)	(436,515)	(139,522)	(145,505)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain)/loss	7,770	—	2,590	—

Net periodic benefit cost	$(263,526)	$(287,043)	$(87,842)	$(95,681)

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2015 and there is no required contribution for 2016. Based on this we do not anticipate making a contribution to the plan in 2016.

Note 6. Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Commitments to extend credit	$53,457	$23,813
Standby letters of credit	—	—

	$53,457	$23,813

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Commitments and Contingencies, continued

Concentrations of Credit Risk

Substantially all of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Bank’s market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Bank’s primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $4.0 million. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

Note 7. Financial Instruments

FASB ASC 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value of future cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial Instruments - Assets
Investment Securities Available for Sale	$59,269	$59,269	$—	$59,269	$—
Net Loans	405,086	410,218	—	409,167	1,051
Financial Instruments – Liabilities
Time Deposits	173,170	172,894	—	172,894	—
Long-Term Debt	10,000	10,323	—	10,323	—
December 31, 2015
Financial Instruments - Assets
Investment Securities Available for Sale	$56,050	$56,050	$—	$56,050	$—
Net Loans	237,798	237,798	—	236,761	1,167
Financial Instruments – Liabilities
Time Deposits	96,373	95,725	—	95,725	—
Long-Term Debt	20,000	20,925	—	20,925	—

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Financial Instruments, continued

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans or foreclosed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Financial Instruments, continued

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the foreclosed asset as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2016
Investment securities available for sale
Government sponsored enterprises	$2,089	$—	$2,089	$—
Mortgage-backed securities	31,211	—	31,211	—
Corporate securities	3,064	—	3,064	—
State and municipal securities	22,905	—	22,905	—

	$59,269	$—	$59,269	$—

December 31, 2015
Investment securities available for sale
U.S. Treasury securities	$1,516	$—	$1,516	$—
U.S. Government agency securities	4	—	4	—
Government sponsored enterprises	15,309	—	15,309	—
Mortgage-backed securities	13,513	—	13,513	—
Asset-backed securities	1,989	—	1,989	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	20,745	—	20,745	—

Total assets at fair value	$56,050	$—	$56,050	$—

No liabilities were recorded at fair value on a recurring basis as of September 30, 2016 or December 31, 2015. There were no significant transfers between levels during the nine-month period ended September 30, 2016 or the year ended December 31, 2015.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2016 or December 31, 2015. Assets measured at fair value on a nonrecurring basis are included in the table below.

September 30, 2016
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$1,051	$—	$—	$1,051
Foreclosed assets	70	—	—	70

Total assets at fair value	$1,121	$—	$—	$1,121

December 31, 2015
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$1,167	$—	$—	$1,167
Foreclosed assets	408	—	—	408

Total assets at fair value	$1,575	$—	$—	$1,575

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2016	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$1,051	$1,167	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%
Other Real Estate Owned	$70	$408	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, determining no events require additional disclosure in these consolidated financial statements.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report for the year ended December 31, 2015.

Results of Operations

Results of Operations for the Three Months ended September 30, 2016 and 2015

Overall, the Company recorded pre-tax earnings of $1.5 million for the quarter ended September 30, 2016 compared to pre-tax earnings of $592 thousand for the same period in 2015. Income tax expense increased by $288 thousand from the third quarter of 2015 to 2016 resulting net income of $1.0 million for the third quarter of 2016 compared to net income of $416 thousand for the same period in 2015. The increase in pretax earnings of $918 thousand from the third quarter of 2015 to the third quarter of 2016 was due primarily to the merger with Cardinal which was completed on July 1, 2016.

Total interest income increased by $2.5 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, while interest expense on deposits increased by $129 thousand over the same period. The increase in interest income was attributable primarily to the merger with Cardinal which added approximately $157.9 million in loans and $16.0 million in investment securities to the Company’s earning assets. While interest on loans increased based upon the increased balances, the prolonged low interest rate environment combined with increasing competitive pressures continues to place downward pressure on overall loan yields. Interest expense on deposits increased by $129 thousand due to the addition of interest-bearing deposits from the Cardinal merger. The average interest rate paid for deposits continues to decrease as longer term time deposits continue to reprice at current lower rates. Interest expense on borrowings decreased by $121 thousand due to a reduction in borrowings of $10.0 million early in 2016. Net interest income in the third quarter of 2016 was also positively impacted by approximately $587 thousand as a result of accretion of loan discounts and deposit premiums, net of amortization of core deposit intangibles, as established in purchase accounting fair value adjustments. The result was an increase in net interest income of $2.5 million for the quarter ended September 30, 2016, compared to the same quarter last year.

The provision for loan losses was $109 thousand for the quarter ended September 30, 2016, compared to a negative $14,607 for the quarter ended September 30, 2015. The reserve for loan losses at September 30, 2016 was approximately 0.86% of total loans, compared to 1.51% at September 30, 2015. The decrease in the reserve percentage was due to the Cardinal acquisition and the application of purchase accounting guidance which required the elimination of Cardinal’s loan loss reserves. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $1.3 million in the third quarter of 2016 compared to $628 thousand in the third quarter of 2015. The $639 thousand increase was due primarily to the Cardinal merger. Service charges on deposit accounts as well as other account-based service charges and fees increased due to the increased number of accounts and deposit balances. The fair values of the assets acquired and liabilities assumed in the Cardinal acquisition, when compared with the value of consideration paid, resulted in a bargain purchase gain of $182 thousand which is included in other income for the quarter ended September 30, 2016.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total noninterest expenses increased by $2.1 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 due to the Cardinal acquisition. Salaries and employee benefit expenses increased by $949 thousand as the number of employees increased from approximately 110, prior to the combination, to 185 after the combination. Merger related expenses totaled $484 thousand for the quarter ended September 30, 2016 compared to $48 thousand for the quarter ended September 30, 2015.

Results of Operations for the Nine Months ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, total interest income increased by $2.6 million compared to the nine-month period ended September 30, 2015. As noted in the above discussion, the Company’s operations were impacted by the July 1, 2016 completion of the merger with Cardinal. The increase in income was due primarily to the increase in loans resulting from the merger. Interest income on investment securities decreased for the nine-month period ended September 30, 2016 due to declining interest rates as well as a decrease in the average balances of investment securities held. The Company’s investment securities decreased from September 30, 2015 to June 30, 2016, as investments were liquidated to fund loan growth and the repayment of borrowings. The increase in investment securities from Cardinal did not offset the pre-merger reduction in the Company’s balances. Interest expense on deposits decreased by $66 thousand for the nine-month period ended September 30, 2016 as interest expense on acquired deposit balances was more than offset by continued decreases in deposit rates as higher-yielding time deposits reprice to lower rates or migrate to lower-yielding non-maturity deposits. Interest on borrowings decreased by $308 thousand due to the repayment of $10 million in borrowings February of 2016. As noted in the discussion above, net interest income in the third quarter of 2016 was also positively impacted by approximately $587 thousand as a result of accretion of loan discounts and deposit premiums, net of amortization of core deposit intangibles, as established in purchase accounting fair value adjustments.

The provision for loan losses for the nine-month period ended September 30, 2016 was $14 thousand, compared to a negative $119,350 for the nine-month period ended September 30, 2015. The negative provision in 2015 was due to improvement in the bank’s overall asset quality as evidenced by lower levels of charge-offs, non-performing assets, and past-due loans, when compared to prior years. Asset quality has remained relatively consistent over the past year.

Noninterest income increased by $970 thousand for the first nine months of 2016, compared to the same period in 2015. Income from service charges and fees increased primarily as result of the merger with Cardinal. Securities gains increased by $265 thousand as investment securities were liquidated to fund loan growth and the repayment of borrowings. As noted above, other income for the period ended in 2016 includes a $182 thousand bargain purchase gain resulting from the Cardinal acquisition.

Total noninterest expenses increased by $2.6 million, or 31.92% for the nine-month period ended September 30, 2016, compared to the same period in 2015. Salaries and employee benefits increased by $836 thousand due primarily to the aforementioned increase in employees resulting from the Cardinal merger. Merger related expenses totaled $720 thousand for the nine months ended September 30, 2016 compared to $48 thousand for the nine months ended September 30, 2015.

In total, income before taxes increased by $1.3 million over the first nine months of 2016 compared to the first nine months of 2015. Income tax expense increased by $490 thousand over the prior year, resulting in an increase in net income of $777 thousand for the nine months ended September 30, 2016.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Effective July 1, 2016 the Company completed its previously announced merger with Cardinal, pursuant to the Agreement and Plan of Merger, dated November 6, 2015. In connection with the merger with Cardinal, the Company acquired $252.4 million in assets at fair value, including $157.9 million in loans and $59.0 million in investment securities. The Company also assumed $228.7 million of liabilities at fair value, including $219.3 million of total deposits with a core deposit intangible asset recorded of $2.5 million.

With the Cardinal merger, total assets increased by $227.3 million from December 31, 2015 to September 30, 2016. Net loans increased by $167.3 million, federal funds sold increased by $14.8 million, interest-bearing deposits in banks increased by $14.8 million and investment securities increased by $3.2 million. Approximately $43.0 million of the investment securities acquired in the Cardinal merger were called or sold subsequent to the merger.

Total deposits increased by $210.7 million from December 31, 2015 to September 30, 2016. Borrowings decreased by $10.0 million due to prepayment of borrowings scheduled to mature in February of 2017.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased slightly from $2.0 million at December 31, 2015 to $2.1 million at September 30, 2016. Foreclosed assets consists of one property totaling $70 thousand at September 30, 2016. A total of six foreclosed properties were disposed of in the first nine months of 2016. Proceeds from the sale of these properties totaled $326 thousand representing a net loss on disposal of $37 thousand. All foreclosed properties are being marketed for sale. Loans past due more than ninety days, and still accruing interest, were $29 thousand at September 30, 2016. There were no loans past due more than ninety days and still accruing interest at December 31, 2015.

Nonaccrual loans increased from $1.6 million at December 31, 2015 to $2.0 million at September 30, 2016. During the first nine months of 2016, loans totaling $1.4 million were added to nonaccrual status while loans totaling $224 thousand were removed from nonaccrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

(dollars in thousands)	September 30, 2016	December 31, 2015
Nonperforming Assets
Nonaccrual loans	$1,993	$1,589
Loans past due 90 days or more and still accruing interest	29	—

Total nonperforming loans	2,022	1,589
Other real estate owned	70	408

Total nonperforming assets	$2,092	$1,997

Nonperforming assets to total assets	0.37%	0.60%

Nonperforming loans to total loans	0.49%	0.66%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans less than 90 days past due may be placed in nonaccrual status if management determines that payment in full of principal or interest is not expected. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

At September 30, 2016, the allowance for loan losses included $562 thousand specifically reserved for impaired loans in the amount of $9.0 million. Based on impairment analysis, loans totaling $1.9 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2015 totaled $11.2 million, of which $9.1 million required specific reserves of $591 thousand.

Summary of Loan Loss Experience

(dollars in thousands)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Year ended December 31, 2015
Total loans outstanding at end of period	$408,566	$229,918	$241,216

Allowance for loan losses, beginning of period	$3,418	$4,185	$4,185

Charge offs:
Commercial & agricultural	(19)	(1)	(1)
Commercial mortgage	(21)	(4)	(4)
Construction & development	(20)	(172)	(186)
Farmland	—	—	—
Residential	(44)	(452)	(466)
Consumer & other	(56)	—	(30)

Total charge-offs	$(159)	$(629)	$(687)

Recoveries:
Commercial & agricultural	6	8	10
Commercial mortgage	—	—	—
Construction & development	93	12	16
Farmland	55	—	—
Residential	22	6	24
Consumer & other	32	11	57

Total recoveries	208	37	107

Net charge-offs	$48	$(592)	$(580)

Provision (recovery) of allowance	14	(119)	(187)

Allowance for loan losses at end of period	$3,480	$3,474	$3,418

Ratios:
Allowance for loan losses to loans at end of period	0.85%	1.51%	1.42%

Net charge-offs to allowance for loan losses	1.38%	17.04%	16.99%

Net charge-offs to provisions for loan losses	342.86%	n/a	n/a

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2016 totaled $4.2 million, or 1.83% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $56.3 million at September 30, 2016 compared to $30.7 million at December 31, 2015. Equity was significantly impacted by the merger with Cardinal as illustrated in the Company’s “Consolidated Statements of Changes in Stockholders’ Equity located in Item 1 above.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $15,000,000 at September 30, 2016. No balances were outstanding on these lines at September 30, 2016 or December 31, 2015. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $10,000,000 at September 30, 2016 and December 31, 2015. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at December 31, 2015. The Deutsche Bank borrowing was paid in full in February 2016 therefore no balances were outstanding at September 30, 2106. The unused credit line from the Federal Home Loan Bank as of September 30, 2016 is approximately $69,300,000.

The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds and seeks to maintain that level.

The Bank’s investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased; otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets with average lives or repricing terms of less than 60 months. These investments are a preferred source of funds because their market value is not as sensitive to changes in interest rates as investments with longer durations.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies were also subject to the new BASEL III requirements starting the first quarter of 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2016, the Company and the Bank both exceeded minimum regulatory capital requirements and are considered to be “well capitalized.”

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, the Company’s ability to successfully integrate the businesses of Grayson and Cardinal and achieve the expected cost savings, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Part I. Financial Information

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Part I. Financial Information

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Parkway is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 14, 2016	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.