Form 10-K
period 2016-12-31
Parkway Acquisition Corp.
filed 2017-03-29
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Virginia	47-5486027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle Floyd, Virginia	24091
(Address of principal executive offices)	(Zip Code)

(540) 745-4191

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $37,919,936. The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter. The aggregate market value of its voting and non-voting common equity held by non-affiliates is calculated as of August 31, 2016, the date that the registrant’s common stock began trading.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,021,376 shares of Common Stock as of March 21, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1.	Business.

General

Parkway Acquisition Corp. (“Parkway,” the “Company,” “we,” “our” and “us”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. The merger was completed on July 1, 2016. Grayson is considered the acquiror and Cardinal is considered the acquiree in the transaction for accounting purposes.

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through seventeen full-service banking offices and one loan production office. Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the merger.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 81.68% of the interest earning assets of the Bank at December 31, 2016, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Directors’ Loan Committee has the authority to approve loans up to $2.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2016, the Bank had 45.44% of the loan portfolio in single and multi-family housing, 31.20% in non-farm, non-residential real estate loans, 8.14% in farm related real estate loans, and 6.42% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.33% of the portfolio at December 31, 2016. Consumer and other loans make up approximately 2.47% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

All loans in the Bank’s portfolio are subject to risk from the state of the economy in the Bank’s service area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a minimal percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, and demonstrated cash flows sufficient to service the debt.

Investments

The Bank invests a portion of its assets in U.S. Treasury, U.S. Government agency, and U.S. Government Sponsored Enterprise securities, state, county and local obligations, corporate and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 89.22% of the Bank’s total deposits at December 31, 2016. Certificates of deposit in denominations of $100,000 or more represented the remaining 10.78% of deposits at December 31, 2016.

Market Area

The Bank’s primary market area consists of:

•	all of Grayson County, Virginia

•	all of Floyd County, Virginia

•	all of Carroll County, Virginia

•	all of Wythe County, Virginia

•	all of Pulaski County, Virginia

•	all of Montgomery County, Virginia

•	portions of Roanoke County, Virginia

•	all of Alleghany County, North Carolina

•	the City of Galax, Virginia

•	the City of Salem, Virginia

•	the City of Roanoke, Virginia

Grayson, Carroll, and Alleghany Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $28,892 in Grayson County, to a high of $35,319 in Alleghany County, based upon 2014 census data. Montgomery, Pulaski, Floyd and Wythe counties, while largely rural, are more economically diverse. Montgomery County is home to two major universities, Virginia Tech and Radford University, while community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $40,185 in Wythe County, to a high of $47,543 in Floyd County, according to the 2014 census data. The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $39,530 in Roanoke City, to a high of $60,950 in Roanoke County.

Competition

The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

At December 31, 2016, the Company had 176 total employees representing 175 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

Government Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

Parkway Acquisition Corp.

The Company is qualified as a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). As a bank holding company, the Company is subject to supervision, regulation and examination by the FRB and is required to file various reports and additional information with the FRB. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the “SCC”).

Skyline National Bank

The Bank is a federally chartered national bank. It is subject to federal regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The OCC conducts regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of its operations. In addition to these regular examinations, the Bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

The regulations of the OCC, the FDIC and the FRB govern most aspects of the Company’s and the Bank’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters. The OCC, the FDIC and the FRB have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement. The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act. Certain provisions of the Dodd-Frank Act that could impact the Company are set forth below:

Creation of a new agency, Consumer Financial Protection Bureau (“CFPB”), that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

Changes in standards for Federal preemption of state laws related to federally chartered institutions, such as the Bank, and their subsidiaries.

Permanent increase of deposit insurance coverage to $250 thousand and permission for depository institutions to pay interest on business checking accounts.

Changes in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF’), and increases the floor of the size of the DIF.

Prohibition on banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the “Volker Rule”).

Deposit Insurance

The deposits of the Bank are insured by the DIF up to applicable limits and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC uses a risk-based system to calculate assessment rates and revised its methodology in April 2016 to calculate assessment rates for banks with under $10 billion in assets based upon certain financial measures of the bank and its supervisory ratings. Initial base assessment rates currently range from 3 to 30 basis points, subject to a decrease for certain unsecured debt. Once the reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rates will range from 1 to 25 basis points.

Capital Requirements

The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

The new capital requirements also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2016, the Banks meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Dividends

The Company’s ability to distribute cash dividends depends primarily on the ability of the Bank to pay dividends to it. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the Company’s revenues result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. As a national bank, the Bank is subject to certain restrictions on its reserves and capital imposed by federal banking statutes and regulations. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in regulations of the OCC.

In addition, under the current supervisory practices of the FRB, the Company should inform and consult with its regulators reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure.

Permitted Activities

As a bank holding company, the Company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the FRB may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control

The BHC Act requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”) and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the Securities and Exchange Commission under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock currently is not registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness

There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. Management believes, as of December 31, 2016 and 2015, the Company met the requirements for being classified as “well capitalized.”

As required by FDICIA, the federal bank regulatory agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an institution which has been notified that it is not in compliance with safety and soundness standard to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws ,and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Company was rated “outstanding” in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Company is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Company to take steps to prevent the use of the Company for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Privacy Legislation

Several recent laws, including the Right to Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Incentive Compensation

In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2016, the Company had not been made aware of any instances of non-compliance with the final guidance.

Volcker Rule

The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of the Company or the Bank, as they do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future. As a result, it is difficult for the Company to predict the potential effects of possible changes in monetary policies upon its future operating results.

Item 1A.	Risk Factors.

We may be adversely affected by economic conditions in our market area.

We are located in southwestern Virginia, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Further changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Higher unemployment rates may lead to future increases in past-due and nonperforming loans thus having a negative impact on the earnings of the Bank. An additional, significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2016, the Company had $375.7 million of such loans outstanding, or 91.20% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Should our loan quality deteriorate, and our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. In addition, we maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within our loan portfolio. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations.

The amount of future loan losses will be influenced by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. Further deterioration in the quality of our loan portfolio could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results and financial condition.

An inability to maintain our regulatory capital position could adversely affect our operations.

As of December 31, 2016, the Bank was classified as well capitalized for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which would reduce our earnings.

Our ability to maintain adequate sources of liquidity may be negatively impacted by the economic environment which could adversely affect our financial condition and results of operations.

In managing our consolidated balance sheet, we depend on cash and due from banks, federal funds sold, loan and investment security payments, core deposits, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of clients. The availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. Any event that limits our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect our liquidity, financial position, and results of operations.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits and the volume of loan originations in our mortgage-origination office. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

We may be adversely impacted by changes in market conditions.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

Our small-to-medium sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions adversely affect this major economic sector in our markets, our results of operations and financial condition may be adversely affected.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

Our operations depend upon third party vendors that perform services for us.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations, including data processing and interchange and transmission services for the ATM network. Accordingly, our success depends on the services provided by these vendors, and our operations are exposed to risk that these vendors will not perform in accordance with the contracted service agreements. Although we maintain a system of policies and procedures designed to monitor and mitigate vendor risks, the failure of an external vendor to perform in accordance with the contracted arrangements under service agreements could disrupt our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our operations may be adversely affected by cybersecurity risks.

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations and business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations and damage to our reputation, which could adversely affect our business.

Our inability to successfully manage growth or implement our growth strategy may adversely affect our results of operations and financial condition.

A key aspect of our long-term business strategy is our continued growth and expansion. We may not be able to successfully implement this strategy if we are unable to identify attractive expansion locations or opportunities in the future. In addition, our successful implementation and management of growth will be contingent upon whether we can maintain appropriate levels of capital to support our growth, maintain control over expenses, maintain adequate asset quality, attract talented bankers and successfully integrate into the organization, any branches or businesses acquired. As we continue to implement our growth strategy, we expect to incur increased personnel, occupancy and other operating expenses. In many cases, our expenses will increase prior to the income we expect to generate from the growth. For instance, in the case of new branches, we must absorb these expenses prior to or as we begin to generate new deposits, and there is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch or expand loan or mortgage operations could depress earnings in the short run, even if we are able to efficiently execute our strategy.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to comply with these regulations.

We may be subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule included new minimum risk-based capital and leverage ratios that became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories. In February 2015, the agencies increased the filing threshold to exempt holding companies under $1 billion concerning computing and reporting consolidated capital ratios. Therefore, currently, the new BASEL III ratios will be applicable to the Bank.

The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

Government measures to regulate the financial industry could materially affect our businesses, financial condition or results of operations.

As a financial institution, we are heavily regulated at the state and federal levels. Banking regulations generally are intended to protect depositors, not investors, and regulators have broad interpretive and enforcement powers beyond our control that may change rapidly and unpredictably and could influence our earnings and growth. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to us and our shareholders.

Further, as a result of the financial crisis and related global economic downturn that began in 2008, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law. Many of the provisions of the Dodd-Frank Act have begun to be or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Although we cannot predict the full effect of the Dodd-Frank Act on our operations, it, as well as the future rules implementing its reforms, could impose significant additional costs on us, limit the products we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the values of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition, or results of operations. The ultimate impact of the final rules on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Salem and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2811	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson St., Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main St., Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th St., Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office - 2145 Roanoke St., Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Hillsville Office - 185 South Main St., Hillsville, VA	276-728-2341	Full service
Salem Office - 1634 West Main St., Salem, VA	540-387-4533	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has two conference centers located at 558 East Main Street, Independence, Virginia, and 203 E. Oxford Street, Floyd, Virginia, which are used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns an operations center adjacent to the main office in Independence, Virginia and operates a loan production office in a leased facility in the town of Blacksburg, Virginia. The Bank anticipates closing the office at 185 South Main Street, Hillsville, Virginia, sometime in 2017.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 28, 2017, there were 5,021,376 shares of the Company’s common stock outstanding, held by 1,543 shareholders of record.

The Company’s common stock began quotation on the OTC Market on or about August 31, 2016, before which there was no trading market and no market price for the Company’s common stock. The company was incorporated under Virginia law on November 2, 2015, solely to facilitate the merger between Cardinal and Grayson that was completed on July 1, 2016.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly (per share).

	High	Low	Dividends
2016
Third quarter	8.25	7.96	0.06
Fourth quarter	8.75	8.05	0.00

Dividend Policy

The final determination of the timing, amount and payment of dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Government Supervision and Regulation – Dividends,” above.

The Company’s ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it. As a national bank, the Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statutes and regulations. Furthermore, under Virginia law, the Company may not declare or pay a cash dividend on its capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Item 1. Business – Government Supervision and Regulation – Dividends,” above.

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2016.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Parkway Acquisition Corp’s. financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

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

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through seventeen full-service banking offices and one loan production office. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the merger.

Parkway Acquisition Corp. had net earnings of $2.4 million for 2016 compared to $997 thousand for 2015 and $866 thousand for 2014. Earnings in 2016 were impacted significantly by the above mentioned merger activity. Interest income and interest expense increased due to the acquired loans and deposits. Also in 2016, the Company recognized non-recurring merger related expenses of approximately $1.5 million, most of which were not tax deductible.

Forwarding Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that the Company files with the Securities and Exchange Commission. Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

Management’s Discussion and Analysis

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	any required increase in our regulatory capital ratios;
•	inflation, interest rate levels and market and monetary fluctuations;
•	the difficult market conditions in our industry;
•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
•	applicable laws and regulations and legislative or regulatory changes;
•	the timely development and acceptance of new products and services of the Company;
•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•	the financial condition of the Company’s borrowers and lenders;
•	the Company’s success in gaining regulatory approvals, when required;
•	technological and management changes;
•	growth and acquisition strategies;
•	the Company’s critical accounting policies and the implementation of such policies;
•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;
•	changes in consumer spending and saving habits;
•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and
•	the Company’s success at managing the risks involved in the foregoing.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2016 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: the first of which requires that losses be accrued when they are probable of occurring and estimable, and the second, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2016			2015			2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Interest-bearing deposits	$9,977	$37	0.37%	$608	$1	0.18%	$451	$—	0.06%
Federal funds sold	9,316	46	0.49%	8,856	18	0.21%	10,981	20	0.18%
Investment securities	51,027	1,195	2.34%	62,487	1,495	2.39%	71,225	1,690	2.37%
Loans [1,2]	325,723	16,284	5.00%	227,650	11,189	4.92%	216,243	11,286	5.22%

Total	396,043	17,562		299,601	12,703		298,900	12,996

Yield on average interest-earning assets			4.43%			4.24%			4.35%

Non interest-earning assets:
Cash and due from banks	10,256			6,780			7,099
Premises and equipment	14,603			11,988			12,028
Interest receivable and other	22,279			17,125			19,366
Allowance for loan losses	(3,927)			(3,855)			(4,528)
Unrealized gain/(loss) on securities	364			55			(1,574)

Total	43,575			32,093			32,391

Total assets	$439,618			$331,694			$331,291

Interest-bearing liabilities:
Demand deposits	$42,848	44	0.10%	$26,653	21	0.08%	$26,776	21	0.08%
Savings deposits	107,546	247	0.23%	75,067	169	0.22%	66,926	149	0.22%
Time deposits	132,637	995	0.75%	104,745	1,162	1.11%	122,741	1,555	1.27%
Borrowings	11,412	442	3.87%	20,000	874	4.37%	20,000	874	4.37%

Total	294,443	1,728		226,465	2,226		236,443	2,599

Cost on average interest-bearing liabilities			0.59%			0.98%			1.10%

Non interest-bearing liabilities:
Demand deposits	100,425			73,167			64,468
Interest payable and other	1,729			1,125			760

Total	102,154			74,292			65,228

Total liabilities	396,597			300,757			301,671
Stockholder’s equity:	43,021			30,937			29,620

Total liabilities and stockholder’s equity	$439,618			$331,694			$331,291

Net interest income		$15,834			$10,477			$10,397

Net yield on interest-earning assets			3.99%			3.50%			3.48%

[1]	Includes nonaccural loans
[2]	Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Interest	Variance		Interest	Variance
	Income/	Attributable To		Income/	Attributable To
	Expense			Expense
	Variance	Rate	Volume	Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$36	$2	$34	$1	$1	$—
Federal funds sold	28	27	1	(1)	3	(4)
Investment securities	(300)	(30)	(270)	(195)	14	(209)
Loans	5,095	185	4,910	(97)	(673)	576

Total	4,859	184	4,675	(292)	(655)	363

Interest-bearing liabilities:
Demand deposits	23	6	17	—	—	—
Savings deposits	78	7	71	20	—	20
Time deposits	(167)	(432)	265	(393)	(182)	(211)
Borrowings	(432)	(91)	(341)	—	—	—

Total	(498)	(510)	12	(373)	(182)	(191)

Net interest income	$5,357	$694	$4,663	$81	$(473)	$554

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of Company earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Total interest income in 2016 increased by 38.24% to $17.6 million from $12.7 million in 2015 after a decrease from $13.0 million in 2014. The increase in total interest income in 2016 was due primarily to the merger with Cardinal, which added approximately $157.9 million in loans and $16.0 million in investment securities to the Company’s earning assets. Competitive pressure in our markets continues to place downward pressure on new loan rates; however, overall loan yields increased slightly from 2015 to 2016 due to accretion of purchase discounts applied through the purchase accounting marks. Average yields on investment securities decreased slightly; however, the overall decrease in interest income on securities was due to the overall reduction in average balances from 2015 to 2016. The total yield on average interest-earning assets increased from 4.24% in 2015 to 4.43% in 2016. The overall increase in yield was due to the aforementioned increase in loan yields as well as to increases in yields on interest-bearing deposits in banks and federal funds sold, which came as a result of recent increases in overnight borrowing rates from the Federal Reserve. Total interest expense decreased by $498 thousand in 2016 and $373 thousand in 2015. The decrease in 2016 was due primarily to a reduction in higher-rate borrowings, while the decrease in 2015 came primarily as a result of lower interest rates combined with a decrease in average time deposits outstanding during the year. The effects of changes in volumes and rates on net interest income in 2016 compared to 2015, and 2015 compared to 2014 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $5.4 million or 51.12% for 2016 as compared to 2015. The net yield on interest-earning assets increased by 49 basis points to 3.99% in 2016 compared to 3.50% in 2015.

Management’s Discussion and Analysis

Provision for Credit Losses

The allowance for credit losses is established to provide for expected losses in the Company’s loan portfolio. Management determines the provision for credit losses required to maintain an allowance adequate to provide for probable losses. Some of the factors considered in making this decision are the levels and collectability of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

The provision for loan losses was a negative $5 thousand for the year ended December 31, 2016, compared to a negative $187 thousand for the year ended December 31, 2015. The reserve for loan losses at December 31, 2016 was approximately 0.83% of total loans, compared to 1.42% at December 31, 2015. The decrease in the reserve percentage was due to the Cardinal acquisition and the application of purchase accounting guidance which required the elimination of Cardinal’s loan loss reserves. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for overdrafts and fees charged for non-deposit services. Noninterest income increased by $2.1 million, or 82.00%, to $4.6 million in 2016 from $2.5 million in 2015. The increase was due primarily to the Cardinal merger, as service charges and other account-based fees increased along with the increase in the number of accounts and greater overall deposit balances. The merger also resulted in the recognition of a non-recurring bargain purchase gain of $891 thousand, which is included in other income for the year ended December 31, 2016. The decrease in noninterest income from 2014 to 2015 was due to a higher level of securities gains in 2014.

Table 3. Sources of Noninterest Income (thousands)

	2016	2015	2014
Service charges on deposit accounts	$1,256	$1,008	$1,123
Increase in cash value of life insurance	382	290	297
Mortgage origination fees	167	45	23
Safe deposit box rental	78	62	63
Gain on securities	364	97	408
ATM income	750	653	643
Investment services income	133	95	90
Merchant services income	144	127	105
Bargain purchase gain	891	—	—
Interchange income	206	88	154
Other income	199	46	55

Total noninterest income	$4,570	$2,511	$2,961

Management’s Discussion and Analysis

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expense increased by $5.2 million or 45.22% in 2016 after decreasing by $322 thousand, or 2.70% in 2015. The increase in 2016 was due primarily to the Cardinal merger. Personnel expense increased by $2.1 million from 2015 to 2016 as the number of employees increased from approximately 110 prior to the combination to 185 after the combination. Data processing expense increased by $327 thousand as the consolidation of the data processing systems of the two banks did not occur until early in 2017. Merger related expenses totaled $1.5 million in 2016, compared to $498 thousand in 2015, representing an increase of $985 thousand. The decrease in noninterest expense in 2015, compared to 2014, was due to a significant decrease in foreclosure related expenses.

Table 4. Sources of Noninterest Expense (thousands)

	2016	2015	2014
Salaries & wages	$6,772	$4,858	$4,760
Employee benefits	1,858	1,700	1,559

Total personnel expense	8,630	6,558	6,319

Director fees	257	173	177
Occupancy expense	815	613	634
Data processing expense	888	561	412
Other equipment expense	1,170	536	559
FDIC/OCC assessments	350	431	594
Insurance	127	111	116
Professional fees	327	179	294
Advertising	208	223	231
Postage and freight	235	148	141
Supplies	159	137	131
Franchise tax	270	172	163
Telephone	279	203	173
Travel, dues & meetings	299	178	139
ATM expense	355	226	318
Foreclosure expenses	79	14	971
Merger related expense	1,483	498	—
Other expense	885	619	530

Total noninterest expense	$16,816	$11,580	$11,902

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 82.42% in 2016, 89.16% in 2015, and 89.11% in 2014. The ratios for 2016 and 2015, without the effect of nonrecurring merger related costs, would have been 75.14% was 85.32%, respectively.

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Management’s Discussion and Analysis

Income tax expense (substantially all Federal) was $1.2 million in 2016, $598 thousand in 2015, and $295 thousand in 2014, resulting in effective tax rates of 32.7%, 37.5%, and 25.4% respectively. The increase in the effective rates in 2016 and 2015 was due to merger related costs, the majority of which are not deductible for tax purposes.

The Company’s deferred income tax benefits and liabilities result primarily from net operating loss carryforwards and other temporary differences (discussed above), such as the provisions for credit losses, valuation reserves, non-accrual interest income, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred tax benefits of $5.9 million and $1.8 million are included in other assets at December 31, 2016 and 2015 respectively. At December 31, 2016, net deferred tax benefits included $295 thousand of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $402 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 32.19% from 2015 to 2016 due primarily to the Cardinal merger. Total earning assets represented 90.09% of total average assets in 2016 and 90.32% in 2015. The mix of average earning assets changed from 2015 to 2016 as average loans increased by $98.1 million, or 43.08% and average investment securities decreased by $11.5 million, or 18.34%.

Table 5. Average Asset Mix (dollars in thousands)

	2016		2015
	Average		Average
	Balance	%	Balance	%
Earning assets:
Loans	$325,723	74.09%	$227,650	68.63%
Investment securities	51,027	11.61%	62,487	18.84%
Federal funds sold	9,316	2.12%	8,856	2.67%
Deposits in other banks	9,977	2.27%	608	0.18%

Total earning assets	396,043	90.09%	299,601	90.32%

Nonearning assets:
Cash and due from banks	10,256	2.33%	6,780	2.04%
Premises and equipment	14,603	3.32%	11,988	3.62%
Other assets	22,279	5.07%	17,125	5.16%
Allowance for loan losses	(3,927)	-0.89%	(3,855)	-1.16%
Unrealized gain on securities	364	0.08%	55	0.02%

Total nonearning assets	43,575	9.91%	32,093	9.68%

Total assets	$439,618	100.00%	$331,694	100.00%

Average loans for 2016 represented 74.09% of total average assets compared to 68.63% in 2015. Average federal funds sold decreased from 2.67% to 2.12% of total average assets while average investment securities decreased from 18.84% to 11.61% of total average assets over the same time period. The balances of nonearning assets increased from 9.68% in 2015 to 9.91% in 2016.

Management’s Discussion and Analysis

Loans

Average loans totaled $325.7 million over the year ended December 31, 2016. This represents an increase of 43.1% from the average of $227.7 million for 2015. The increase in 2016 was due primarily to loans acquired from Cardinal. Average loans increased by 5.28% from 2014 to 2015.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 96.86% of the total loan portfolio at December 31, 2016. This is down slightly from the 97.37% that the two categories maintained at December 31, 2015. The amount of loans outstanding by type at December 31 of each of the past five years and the maturity distribution for variable and fixed rate loans as of December 31, 2016 are presented in Tables 6 & 7 respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	%	Amount	%	Amount	%
Construction and development	$26,464	6.42%	$14,493	6.01%	$17,158	7.70%
Residential, 1-4 families	160,502	38.96%	112,781	46.76%	110,519	49.56%
Residential, 5 or more families	26,686	6.48%	12,203	5.06%	8,606	3.86%
Farm land	33,531	8.14%	31,512	13.06%	28,570	12.81%
Nonfarm, nonresidential	128,515	31.20%	52,463	21.75%	43,046	19.30%

Total real estate	375,698	91.20%	223,452	92.64%	207,899	93.23%

Agricultural	2,779	0.67%	1,383	0.57%	1,338	0.60%
Commercial	23,307	5.66%	11,399	4.73%	8,954	4.02%
Consumer	5,491	1.33%	3,962	1.64%	3,816	1.71%
Other	4,693	1.14%	1,020	0.42%	984	0.44%

Total	$411,968	100.00%	$241,216	100.00%	$222,991	100.00%

			December 31, 2013		December 31, 2012
			Amount	%	Amount	%
Construction and development			$15,269	7.21%	$15,650	7.62%
Residential, 1-4 families			99,666	47.08%	99,410	48.40%
Residential, 5 or more families			7,181	3.39%	3,920	1.91%
Farm land			30,074	14.21%	31,462	15.32%
Nonfarm, nonresidential			43,725	20.65%	34,850	16.97%

Total real estate			195,915	92.54%	185,292	90.22%

Agricultural			1,420	0.67%	1,695	0.82%
Commercial			9,346	4.42%	10,755	5.23%
Consumer			4,104	1.94%	6,001	2.92%
Other			913	0.43%	1,664	0.81%

Total			$211,698	100.00%	$205,407	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans (dollars in thousands), as of December 31, 2016

	Real	Agricultural	Consumer	Total
	Estate	and Commercial	and Other	Amount	%
Fixed rate loans:
Three months or less	$7,019	$407	$1,350	$8,776	2.13%
Over three to twelve months	10,279	1,531	367	12,177	2.96%
Over one year to five years	51,656	7,775	3,922	63,353	15.38%
Over five years	44,337	2,179	2,267	48,783	11.84%

Total fixed rate loans	$113,291	$11,892	$7,906	$133,089	32.31%

Variable rate loans:
Three months or less	$13,820	$2,453	$414	$16,687	4.05%
Over three to twelve months	10,235	2,815	22	13,072	3.17%
Over one year to five years	72,447	628	1,434	74,509	18.09%
Over five years	165,905	8,298	408	174,611	42.38%

Total variable rate loans	$262,407	$14,194	$2,278	$278,879	67.69%

Total loans:
Three months or less	$20,839	$2,860	$1,764	$25,463	6.18%
Over three to twelve months	20,514	4,346	389	25,249	6.13%
Over one year to five years	124,103	8,403	5,356	137,862	33.47%
Over five years	210,242	10,477	2,675	223,394	54.22%

Total loans	$375,698	$26,086	$10,184	$411,968	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 5.00% in 2016 compared to an average yield of 4.92% in 2015.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2016 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date. Yields on tax exempt obligations are not computed on a tax-equivalent basis in Table 8.

The total amortized cost of investment securities increased by approximately $7.2 million from December 31, 2015 to December 31, 2016, while the average balance of investment securities carried throughout the year decreased by approximately $11.5 million from 2015 to 2016. The decrease came as cash generated from liquidating investment securities was used to repay borrowings. The average yield of the investment portfolio decreased to 2.34% for the year ended December 31, 2016 compared to 2.39% for 2015.

Management’s Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2016
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/16	Market Value 12/31/16	Book Value 12/31/15	Book Value 12/31/14

Investment Securities:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$1,534	$—
U.S. Government agencies	—	—	—	—	—	—	3	1,664
Govt. sponsored enterprises	—	1,997	—	49	2,046	2,209	15,327	15,596
Mortgage-backed securities	—	1,739	15,220	19,062	36,021	35,202	13,595	22,433
Asset-backed securities	—	—	—	—	—	—	1,989	4,989
Corporate securities	—	—	3,061	—	3,061	2,974	3,104	2,151
State and municipal securities	—	5,800	7,030	9,452	22,282	22,155	20,673	22,478

Total	$—	$9,536	$25,311	$28,563	$63,410	$62,540	$56,225	$69,311

Weighted average yields:
Govt. sponsored enterprises	0.00%	1.55%	0.00%	0.00%	1.55%
Mortgage-backed securities	0.00%	1.80%	2.10%	2.01%	2.04%
Corporate securities	0.00%	0.00%	3.25%	0.00%	3.25%
State and municipal securities	0.00%	2.49%	2.92%	2.90%	2.80%

Total	0.00%	2.20%	2.46%	2.33%	2.36%

Deposits

The Company relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposit in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Company’s management must continuously monitor market pricing, competitor’s rates, and the internal interest rate spreads to maintain the Company’s growth and profitability. The Company attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Company. Management has reduced deposit rates in recent years due to relatively weak loan demand and the historically low returns available on alternative investments.

Average total deposits for the year ended December 31, 2016 amounted to $384.2 million, which was an increase of $104.5 million, or 37.38% from 2015. The increase was due to the Cardinal merger. Average core deposits totaled $343.2 million in 2016 representing a 37.71% increase over the $249.2 million in 2015. The percentage of the Company’s average deposits that are interest-bearing decreased from 73.8% in 2015 to 73.7% in 2016 as the acquired deposits had a similar mix to those of the Company. Average demand deposits, which earn no interest, increased 37.25% from $73.2 million in 2015 to $100.4 million in 2016. Average deposits for the periods ended December 31, 2016, 2015, and 2014 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2016			December 31, 2015
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
NOW Accounts	$42,848	11.2%	0.10%	$26,653	9.5%	0.08%
Money Market	30,482	7.9%	0.21%	19,191	6.9%	0.15%
Savings	77,064	20.1%	0.24%	55,876	20.0%	0.25%
Individual retirement accounts	41,770	10.9%	1.06%	36,756	13.1%	1.58%
Small denomination certificates	49,942	13.0%	0.52%	37,592	13.4%	0.63%
Large denomination certificates	40,925	10.7%	0.71%	30,397	10.9%	1.12%

Total interest-bearing deposits	283,031	73.8%	0.45%	206,465	73.8%	0.65%
Noninterest-bearing deposits	100,425	26.2%	0.00%	73,167	26.2%	0.00%

Total deposits	$383,456	100.0%	0.33%	$279,632	100.0%	0.48%

				December 31, 2014
				Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
NOW Accounts				$26,776	9.5%	0.08%
Money Market				18,029	6.4%	0.15%
Savings				48,897	17.4%	0.25%
Individual retirement accounts				40,960	14.6%	2.02%
Small denomination certificates				45,108	16.1%	0.69%
Large denomination certificates				36,673	13.1%	1.13%

Total interest-bearing deposits				216,443	77.1%	0.80%
Noninterest-bearing deposits				64,468	22.9%	0.00%

Total deposits				$280,911	100.0%	0.61%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $10.5 million, or 34.63%, for the year ended December 31, 2016. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan growth in 2016 was primarily funded through reductions in investment securities and cash received through the merger, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2016.

Table 10. Large Denomination Certificate of Deposit Maturities (thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2016:
Remaining maturity of three months or less	$7,718
Remaining maturity over three months through six months	8,477
Remaining maturity over six months through twelve months	14,470
Remaining maturity over twelve months	23,742

Total certificates of deposit of $100,000 or more	$54,407

Management’s Discussion and Analysis

Equity

Stockholders’ equity amounted to $55.5 million at December 31, 2016, an 80.93% increase from the 2015 year-end total of $30.7 million. The increase resulted from the issuance of stock in connection with the merger totaling $23.5 million, earnings of $2.4 million less net changes in pension reserves and unrealized depreciation of investment securities classified as available for sale totaling $630 thousand, and the payment of dividends of $473 thousand.

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

At December 31, 2014, the Bank was under a formal agreement with the OCC and subject to individual minimum capital ratios established by the OCC. The formal agreement was terminated on April 24, 2015 and the individual minimum capital ratios were not in effect at December 31, 2015.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2016	2015
Tier 1 capital	$50,111	$29,686
Unrealized gains on AFS prefereed stock	107	—
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,439	3,267

Total regulatory capital	$53,657	$32,953

Total risk-weighted assets	$421,801	$257,891

Tier 1 capital as a percentage of risk-weighted assets	11.9%	11.5%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	11.9%	11.5%
Total regulatory capital as a percentage of risk-weighted assets	12.7%	12.8%
Leverage ratio*	9.0%	8.9%

*Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

Management’s Discussion and Analysis

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of collateral, the underwriting decision is generally based on the cash flow of the borrower as the source of repayment rather than the value of the collateral. The Bank also attempts to reduce repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming assets at December 31, 2016, 2015, 2014, 2013 and 2012 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	At December 31,
	2016	2015	2014	2013	2012
Nonperforming loans:
Nonaccrual loans	$4,664	$1,589	$4,608	$11,858	$14,477
Restructured loans	9,239	10,008	10,525	9,216	8,916
Loans past due 90 days or more and still accruing	—	—	—	83	209

Total nonperforming loans	13,903	11,597	15,133	21,157	23,602
Foreclosed assets	70	408	657	2,197	2,748

Total nonperforming assets	$13,973	$12,005	$15,790	$23,354	$26,350

Total nonperforming loans as a percentage to total loans	3.4%	4.8%	6.8%	10.0%	11.5%

Total nonperforming assets as a percentage to total assets	2.5%	3.6%	4.7%	7.0%	7.8%

Total nonperforming loans were 3.4% and 4.8% of total outstanding loans as of December 31, 2016 and 2015, respectively. The majority of the increase in nonaccrual loans from 2015 to 2016 came in the “farmland” category. Nonaccrual loans in this category increased by $2.8 million. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2016 and 2015, interest income recognized on loans in nonaccrual status was approximately $44 thousand and $49 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $167 thousand and $293 thousand, respectively for the years ended December 31, 2016 and 2015.

Restructured loans represent troubled debt restructurings (TDRs) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2015 to 2016 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable. The Bank experienced a TDR success rate of approximately 87.1% and 88.6% as of December 31, 2016 and 2015, respectively.

Management’s Discussion and Analysis

The decrease in foreclosed assets from 2015 to 2016 resulted primarily from the sale of multiple 1-4 family residential real estate properties during the year. Sales and market adjustments of foreclosed assets in 2016 resulted in a net gain of $37 thousand. More information on nonperforming assets can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in the company’s 2016 Annual Report.

As of December 31, 2016 and 2015 we had loans with a current principal balance of $40.0 million and $24.7 million rated “Watch” or “Special Mention”. The increase was due primarily to loans acquired from Cardinal. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2016 loans past due 30-89 days and still accruing totaled $909 thousand compared to $1.3 million at December 31, 2015.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2016 totaled $5.3 million, or 1.3% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

To quantify the specific elements of the allowance for loan losses, the Bank begins by establishing a specific reserve for larger-balance, non-homogeneous loans, which have been identified as being impaired. This reserve is determined by comparing the principal balance of the loan with the net present value of the future anticipated cash flows or the fair market value of the related collateral. If the impaired loan is collateral dependent, then any excess in the recorded investment in the loan over the fair value of the collateral that is identified as uncollectible in the near term is charged off against the allowance for loan losses at that time. The bank also collectively evaluates for impairment smaller-balance troubled debt restructurings (TDRs). The specific component of the allowance for smaller-balance TDR loans is calculated on a pooled basis considering historical experience adjusted for qualitative factors. The bank then reviews certain loans in the portfolio and assigns grades to loans which have been reviewed. Loans which are adversely classified are given a specific allowance based on the historical loss experience of similar type loans in each adverse grade with further adjustments for external factors. The remaining portfolio is segregated into loan pools consistent with regulatory guidelines. An allocation is then made to the reserve for these loan pools based on the bank’s historical loss experience with further adjustments for external factors. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

Management’s Discussion and Analysis

The provision for loan losses, net charge-offs, and the resulting allowance for loan losses, are detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

Table 13. Analysis of the Allowance for Loan Losses (thousands)

	2016	2015	2014	2013	2012
Allowance for loan losses, beginning	$3,418	$4,185	$4,591	$4,957	$4,942
Provision for (reduction of) loan losses, added	(5)	(187)	294	1,233	1,542
Charge-offs:
Commercial and agricultural	(19)	(1)	(78)	(129)	(94)
Real estate - construction	(20)	(186)	(268)	(337)	(93)
Real estate - mortgage	(105)	(469)	(599)	(1,110)	(1,502)
Consumer and other	(70)	(30)	(4)	(90)	(87)
Recoveries:
Commercial and agricultural	8	10	15	20	47
Real estate - construction	98	16	17	—	32
Real estate - mortgage	81	23	185	37	151
Consumer and other	34	57	32	10	19

Net (charge-offs) recoveries	7	(580)	(700)	(1,599)	(1,527)

Allowance for loan losses, ending	$3,420	$3,418	$4,185	$4,591	$4,957

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.26%	0.32%	0.77%	0.73%

Table 14. Allocation of the Allowance for Loan Losses (thousands)

	December 31, 2016		December 31, 2015		December 31, 2014
Balance at the end of the period to applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural	$210	6.33%	$136	5.30%	$154	4.62%
Real estate - construction	319	6.42%	344	6.01%	591	7.69%
Real estate - mortgage	2,783	84.78%	2,900	86.63%	3,388	85.54%
Consumer and other	108	2.47%	38	2.06%	52	2.15%

Total	$3,420	100.00%	$3,418	100.00%	$4,185	100.00%

			December 31, 2013		December 31, 2012
Balance at the end of the period applicable to:			Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural			$201	5.09%	$257	6.06%
Real estate - construction			468	7.21%	454	7.62%
Real estate - mortgage			3,826	85.33%	4,111	82.59%
Consumer and other			96	2.37%	135	3.73%

Total			$4,591	100.00%	$4,957	100.00%

Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

Management’s Discussion and Analysis

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2016 and 2015 is as follows:

	2016	2015
Commitments to extend credit	$54,667	$23,813
Standby letters of credit	—	—

	$54,667	$23,813

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

Quantitative and Qualitative Disclosure about Market Risk

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 17.6% at December 31, 2016 compared to 13.4% at December 31, 2015. The Cardinal merger resulted in an overall increase in cash and cash equivalents, such as federal funds sold and interest bearing deposits in banks. These ratios are considered to be adequate by management.

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

Management’s Discussion and Analysis

The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets that are less than 60 months to maturity or next repricing date. These investments are a preferred source of funds in that they can be disposed of in most interest rate environments without causing significant damage to that quarter’s profits.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2016. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2016, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2016 Maturities/Repricing
	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$19,399	$—	$—	$—	$19,399
Federal funds sold	9,294	—	—	—	9,294
Investments	7,479	—	22,946	32,115	62,540
Loans	81,488	34,795	218,804	76,881	411,968

Total	$117,660	$34,795	$241,750	$108,996	$503,201

Interest-Bearing Liabilities:
NOW accounts	$64,825	$—	$—	$—	$64,825
Money market	43,691	—	—	—	43,691
Savings	96,000	—	—	—	96,000
Time Deposits	20,799	57,689	89,159	—	167,647
Borrowings	—	—	—	—	—

Total	$225,315	$57,689	$89,159	$—	$372,163

Interest sensitivity gap	$(107,655)	$(22,894)	$152,591	$108,996	$131,038
Cumulative interest sensitivity gap	$(107,655)	$(130,549)	$22,042	$131,038	$131,038
Ratio of sensitivity gap to total earning assets	-21.4%	-4.5%	30.3%	21.6%	26.0%
Cumulative ratio of sensitivity gap to total earning assets	-21.4%	-25.9%	4.4%	26.0%	26.0%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2016.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income:

Net interest income	$19,047	$19,130	$19,426	$20,168	$20,228	$20,325	$20,433
Change	$(1,121)	$(1,038)	$(742)	$—	$60	$157	$265
Change percentage	-5.56%	-5.15%	-3.68%		0.30%	0.78%	1.31%

Market Value of Equity	$89,297	$83,327	$88,382	$94,356	$95,364	$94,123	$91,815

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all Company assets and liabilities are monetary in nature, therefore the impact of inflation is reflected primarily in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Table 17. Key Financial Ratios

	2016	2015	2014
Return on average assets	0.55%	0.30%	0.26%
Return on average equity	5.62%	3.22%	2.93%
Dividend payout ratio¹	19.56%	17.24%	0.00%
Average equity to average assets	9.78%	9.33%	8.94%

¹	The Company did not pay dividends in 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Dear Fellow Shareholders:

It is our pleasure to present the year end 2016 Financial Report for Parkway Acquisition Corp. and Skyline National Bank. 2016 marked a significant year in the history of our company as we completed the merger in which Grayson Bankshares, Inc. and Cardinal Bankshares Corp, joined forces to become Parkway Acquisition Corp. The Bank of Floyd was then merged into Grayson National Bank, which has recently been re-branded and introduced to the market as Skyline National Bank!

We are excited about the promise of our new brand and proud of the Grayson and Floyd legacies it will carry forward. We are extremely pleased with how well Skyline National Bank is being received in the marketplace and look forward to delivering on our promise to be “Always our best.” With that in mind, we have extended our service hours for most branch locations and extended our Skyline Support Call Center hours for telephone support. While our conversion process created a few unavoidable inconveniences for our customers (new debit cards had to be activated and new online and mobile apps had to be initiated, etc.), we are confident that our customers will enjoy the many enhancements to our services and product offerings going forward.

Financially, we ended the year with total assets of $559 million, net loans of $409 million, and total deposits of $499 million. Our equity at year end was $55 million, representing a tangible book value of $10.58 per share. Earnings for the year totaled $2.4 million, or $0.60 per weighted average share.

As you can see, our financial results were in line with our projections for the first year of combination. Although it is still early in the year, we believe that our 2017 financial performance will also be in line with the projections we shared in our meetings prior to the combination. Most of the non-recurring costs associated with the merger will have been recognized by the end of the first quarter of 2017. With the systems conversion and other merger-related activities behind us, we will then shift our focus to the realization of operating efficiencies and incremental income opportunities that we believe our combination will make possible.

In mid-March, you should have received your semi-annual dividend of ..08 cents per share, an increase of .02 cents from the September 2016 dividend amount. Your Board of Directors will address dividends again in the Fall of 2017. If you have not already done so, we encourage you to be in touch with our transfer agent, Computershare, to complete the transfer of your Grayson and Cardinal shares into shares of Parkway.

We look forward to seeing you at our 2017 Annual Shareholders’ Meeting which will be held on Tuesday, May 9th at the Wytheville Meeting Center in Wytheville, Virginia beginning at 1:00 PM. We always appreciate the opportunity to visit with our shareholders, listen to your comments, and answer any questions you may have.

Always Our Best,

Allan Funk

President and CEO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Parkway Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. (formerly known as Grayson Bankshares, Inc.) and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Acquisition Corp. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 29, 2017

Elliott Davis Decosimo PLLC | www.elliottdavis.com

Consolidated Balance Sheets

December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Assets

Cash and due from banks	$7,215	$5,678
Interest-bearing deposits with banks	19,399	51
Federal funds sold	9,294	2,326
Investment securities available for sale	62,540	56,050
Restricted equity securities	1,149	972
Loans, net of allowance for loan losses of $3,420 at December 31, 2016 and $3,418 at December 31, 2015	408,548	237,798
Cash value of life insurance	16,850	9,978
Foreclosed assets	70	408
Property and equipment, net	17,970	11,756
Accrued interest receivable	1,732	1,293
Core deposit intangible	2,327	—
Deferred tax assets, net	5,872	1,777
Other assets	5,890	3,673

	$558,856	$331,760

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$127,224	$80,593
Interest-bearing	372,163	199,283

Total deposits	499,387	279,876

Borrowings	—	20,000
Accrued interest payable	57	169
Other liabilities	3,946	1,059

	503,390	301,104

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	—	—
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 5,021,376 and none issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $1.25 par value; 2,000,000 shares authorized; none and 1,718,968 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	2,149
Surplus	26,166	522
Retained earnings	30,654	28,709
Accumulated other comprehensive loss	(1,354)	(724)

	55,466	30,656

	$558,856	$331,760

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2016 and 2015

(dollars in thousands except share amounts)	2016	2015
Interest income
Loans and fees on loans	$16,284	$11,189
Interest-bearing deposits in banks	37	1
Federal funds sold	46	18
Investment securities:
Taxable	1,129	1,434
Exempt from federal income tax	3	20
Dividends	63	41

	17,562	12,703

Interest expense
Deposits	1,286	1,352
Interest on borrowings	442	874

	1,728	2,226

Net interest income	15,834	10,477
Provision for loan losses	(5)	(187)

Net interest income after provision for loan losses	15,839	10,664

Noninterest income
Service charges on deposit accounts	1,256	1,008
Other service charges and fees	1,346	1,051
Net realized gains on securities	364	97
Mortgage loan origination fees	167	45
Increase in cash value of life insurance	382	290
Bargain purchase gain	891	—
Other income	164	20

	4,570	2,511

Noninterest expense
Salaries and employee benefits	8,630	6,558
Occupancy and equipment	1,985	1,149
Foreclosed asset expense, net	79	14
Data processing expense	888	561
FDIC assessments	247	302
Advertising	211	223
Bank franchise tax	270	172
Director fees	257	173
Merger related expense	1,483	498
Other expense	2,766	1,930

	16,816	11,580

Income before income taxes	3,593	1,595
Income tax expense	1,175	598

Net income	$2,418	$997

Basic earnings per share	$0.60	$0.58

Weighted average shares outstanding	4,026,114	1,718,968

Dividends declared per share	$0.12	$0.10

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Net income	$2,418	$997

Other comprehensive loss

Net change in pension reserve:
Change in pension reserve during the year	(261)	(307)
Tax related to change in pension reserve	89	104

Unrealized (losses) gains on investment securities available for sale:
Unrealized (losses) gains arising during the year	(331)	196
Tax related to unrealized losses (gains)	113	(66)
Reclassification of net realized gains during the year	(364)	(97)
Tax related to realized gains	124	33

Total other comprehensive loss	(630)	(137)

Total comprehensive income	$1,788	$860

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2016 and 2015

(dollars in thousands except share amounts)
	Common Stock			Retained Earnings	Accumulated Comprehensive Loss
	Shares	Amount	Surplus			Total
Balance, December 31, 2014	1,718,968	$2,149	$522	$27,884	$(587)	$29,968

Net income	—	—	—	997	—	997
Other comprehensive loss	—	—	—	—	(137)	(137)
Dividends paid ($.10 per share)	—	—	—	(172)	—	(172)

Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656

Net income	—	—	—	2,418	—	2,418
Other comprehensive loss	—	—	—	—	(630)	(630)
Conversion of common stock in connection with new holding company on July 1, 2016:
Exchange of Grayson common stock, $1.25 par value	(1,718,968)	(2,149)	—	—	—	(2,149)
For Parkway common stock, no par value	3,025,384	—	2,149	—	—	2,149
Issuance of common stock in connection with acquisition of
Cardinal Bankshares Corp	1,996,453	—	23,500	—	—	23,500
Redemption of fractional shares issued in acquisition of Cardinal
Bankshares Corp	(461)	—	(5)	—	—	(5)
Dividends paid prior to conversion	—	—	—	(172)	—	(172)
Dividends paid ($0.06 per share)	—	—	—	(301)	—	(301)

Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$2,418	$997
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	883	604
Amortization of core deposit intangibles	142	—
Accretion of loan discount and deposit premium, net	(1,047)	—
Bargain purchase gain	(891)	—
Reduction of loan loss provision	(5)	(187)
Deferred income taxes	1,154	590
Net realized gains on securities	(364)	(97)
Accretion of discount on securities, net of amortization of premiums	602	496
Deferred compensation	(77)	(2)
Net realized (gain) loss on foreclosed assets	37	(74)
Life insurance income	(97)	—
Changes in assets and liabilities:
Cash value of life insurance	(382)	(289)
Accrued interest receivable	100	34
Other assets	(209)	(46)
Accrued interest payable	(147)	(12)
Other liabilities	1,462	(26)

Net cash provided by operating activities	3,579	1,988

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(17,881)	(22,847)
Sales	55,115	24,275
Maturities/calls/paydowns	14,349	11,260
Sales (purchases) of restricted equity securities	1,131	(2)
Net increase in loans	(12,105)	(19,446)
Proceeds from the sale of loans	—	100
Proceeds from life insurance contracts	321	—
Proceeds from the sale of foreclosed assets	326	864
Purchases of property and equipment, net of sales	(674)	(279)
Cash received in business combination	11,698	—

Net cash provided by (used in) investing activities	52,280	(6,075)

Cash flows from financing activities
Net increase (decrease) in deposits	472	(2,260)
Net decrease in borrowings	(28,000)	—
Cash paid for fractional shares	(5)	—
Dividends paid	(473)	(172)

Net cash used in financing activities	(28,006)	(2,432)

Net increase (decrease) in cash and cash equivalents	27,853	(6,519)
Cash and cash equivalents, beginning	8,055	14,574

Cash and cash equivalents, ending	$35,908	$8,055

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2016 and 2015

Supplemental disclosure of cash flow information
Interest paid	$1,840	$2,238

Taxes paid	$320	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized (loss) gain on available for sale securities	$(458)	$65

Effect on equity of change in unfunded pension liability	$(172)	$(203)

Transfers of loans to foreclosed properties	$25	$541

Business combinations
Assets acquired	$253,135	$—
Liabilities assumed	228,744	—

Net assets	$24,391	$—

Bargain purchase gain	$891	$—

Stock issued to acquire Cardinal Bankshares Corp.	$23,500	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

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

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through seventeen full-service banking offices and one loan production office. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the merger.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant, intercompany transactions and balances have been eliminated in consolidation.

Business Segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding future credit losses. The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

Substantially all of the Bank’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing and agricultural segments.

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

The Company seeks strategies that minimize the tax effect of implementing their business strategies. As such, judgments are made regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits. The Company’s tax returns are subject to examination by both Federal and State authorities. Such examinations may result in the assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

Accounting for pension benefits, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities Held to Maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of accumulated other comprehensive income. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs and the allowance for loan losses. Loan origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Payments received are first applied to principal, and any remaining funds are then applied to interest. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans Receivable, continued

Purchased Credit-Impaired (“PCI”) Loans – Loans purchased with evidence of credit deterioration since origination, and for which it is probable that all contractually required payments will not be collected, are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. PCI loans are initially measured at fair value, which reflects estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the nonaccretable difference with a positive impact on future interest income.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, or portion there of, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component is calculated on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. A specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. The specific component of the allowance for smaller- balance loans whose terms have been modified in a troubled debt restructuring (TDR) is calculated on a pooled basis considering historical experience adjusted for qualitative factors. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Troubled Debt Restructurings

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or “troubled debt restructured loans.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. Troubled debt restructured loans are maintained in nonaccrual status until they have been performing in accordance with modified terms for a period of at least six months.

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-40
Furniture and equipment	5-12

Foreclosed Assets

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosure expense on the consolidated statements of income.

Pension Plan

Prior to the merger, both Grayson National Bank (Grayson) and Bank of Floyd (Floyd) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both Grayson and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger. Grayson’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation. Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Core Deposit Intangible

Core deposit intangibles represent the value of long-term deposit relationships acquired in a business combination. Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally twenty years on an accelerated basis).

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years presented is not material.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2014	$(182)	$(405)	$(587)
Other comprehensive income (loss) before reclassifications	130	(203)	(73)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	—	(64)

Balance December 31, 2015	(116)	(608)	(724)
Other comprehensive loss before reclassifications	(218)	(172)	(390)
Amounts reclassified from accumulated other comprehensive loss	(240)	—	(240)

Balance December 31, 2016	$(574)	$(780)	$(1,354)

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 12. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current presentation. Net loss and stockholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reposting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Notes to Consolidated Financial Statements

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

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Consolidation topic of the Accounting Standards Codification to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

Note 2. Business Combinations

On July 1, 2016, Parkway completed its merger with Grayson and Cardinal. Parkway had no material assets or liabilities and did not conduct any business prior to consummation of the merger except to perform its obligations under the merger agreement. As such, Grayson is considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. There was no trading market and no market price for Parkway common stock on the date of the transaction. Parkway was quoted on the OTC Markets and began trading on August 31, 2016; however, Parkway is a new company and the stock is thinly traded. Grayson, as the accounting acquirer at the time of the merger, was also thinly traded and the limited number of shares traded prior to the acquisition were not considered indicative of trading value. Due to the limited trading history of Parkway and Grayson, the Company engaged a third party to determine the value of the transaction as well as the value of the consideration paid to Cardinal as a result of the transaction. The Company also engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. These valuations are not final and may be refined for up to one year following the merger date.

The following table presents the Cardinal assets acquired and liabilities assumed as of July 1, 2016 as well as the related fair value adjustments and determination of purchase gain.

(dollars in thousands)	As Reported by Cardinal	Fair Value Adjustments		As Reported by Parkway
Assets
Cash and cash equivalents	$11,698	$—		$11,698
Investment securities	59,327	(322	)(a)	59,005
Restricted equity securities	1,308	—		1,308
Loans	164,044	(6,192	)(b)	157,852
Allowance for loan losses	(2,123)	2,123	(c)	—
Cash value of life insurance	6,714	—		6,714
Property and equipment	5,384	1,039	(d)	6,423
Intangible assets	—	2,469	(e)	2,469
Accrued interest receivable	539	—		539
Other assets	2,450	4,677	(f)	7,127

Total assets acquired	$249,341	$3,794		$253,135

Liabilities
Deposits	$218,671	$602	(g)	$219,273
Borrowings	8,000	—	(h)	8,000
Accrued interest payable	35	—		35
Other liabilities	1,289	147	(i)	1,436

Total liabilities acquired	$227,995	$749		$228,744

Net assets acquired				24,391
Total consideration paid				23,500
Purchase gain				$891

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Cardinal’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 34%). Also recognizes partial reversal of Cardinal’s deferred tax asset valuation allowance.

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party evaluation report on deposits assumed.

(h)	Cardinal’s borrowings were overnight borrowings and carried at fair value therefore no adjustment was required.

(i)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

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

Due to the limited trading history of Parkway and Grayson, the Company engaged a third party to determine the value of the transaction as well as the value of the consideration paid to Cardinal as a result of the transaction. The determined value of consideration received by Cardinal, when compared to the fair value of the net assets acquired from Cardinal, resulted in a bargain purchase gain of $891 thousand. The determined value of consideration received by Cardinal represented a premium when compared to the market price of Parkway stock, which was not publicly traded on the date of the merger. The premium results from enhanced cash flows and a lower required rate of return which are expected to be realized by Parkway, as compared to Grayson or Cardinal on a standalone basis. The merger of Grayson and Cardinal is expected to increase loan revenues due to an increased legal lending limit and expanded market area. Fee income is also expected to increase due to the larger deposit population. Significant cost savings are expected to be realized, particularly in the areas of salaries and benefits, data processing fees, and professional fees.    A lower required rate of return is anticipated due to increased access to capital and an expected increase in liquidity of shares due to higher trading volumes.

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

The following table presents the assets and liabilities of Parkway and Grayson prior to the merger, the estimated fair value of Cardinal assets acquired and liabilities assumed, and the resulting estimated balance sheet of Parkway immediately following the merger on July 1, 2016.

(dollars in thousands)	Pre-Merger Parkway	Pre-Merger Grayson	Cardinal Acquired	Post-Merger Parkway
Assets

Cash and cash equivalents	$—	$13,117	$11,698	$24,815
Investment securities	—	33,847	59,005	92,852
Restricted equity securities	—	971	1,308	2,279
Loans	—	244,800	157,852	402,652
Allowance for loan losses	—	(3,309)	—	(3,309)
Cash value of life insurance	—	10,122	6,714	16,836
Foreclosed assets	—	95	—	95
Property and equipment	—	11,548	6,423	17,971
Goodwill and other intangible assets	—	—	2,469	2,469
Accrued interest receivable	—	1,253	539	1,792
Other assets	—	5,044	7,127	12,171

Total assets	$—	$317,488	$253,135	$570,623

Liabilities

Deposits	$—	$274,265	$219,273	$493,538
Borrowings	—	10,000	8,000	18,000
Accrued interest payable	—	96	35	131
Other liabilities	—	1,146	1,436	2,582

Total liabilities	$—	$285,507	$228,744	$514,251

Shareholders’ Equity	$—	$31,981	$24,391	$56,372

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2015. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $1.5 million and $498 thousand are included in the Company’s consolidated statements of operations for years ended December 31, 2016 and 2015, respectively, and are not included in the pro forma statements below.

	Year Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Net interest income	$19,000	$18,448
Net income (a)	$2,620	$2,295
Basic and diluted weighted average shares outstanding (b)	5,021,376	5,021,376
Basic and diluted earnings per common share	$0.52	$0.46

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

From the acquisition date of July 1, 2016 through December 31, 2016, Cardinal recorded actual net interest income of $3.5 million, non-interest income of $415 thousand, and net income of $133 thousand. These results do not include adjustments for amortization and accretion of fair value adjustments resulting from the application of purchase accounting guidance.

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $4.6 million and $2.5 million for the periods including December 31, 2016 and 2015, respectively.

Note 4. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2016
Available for sale:
Government sponsored enterprises	$2,046	$236	$(73)	$2,209
Mortgage-backed securities	36,021	4	(823)	35,202
Corporate securities	3,061	—	(87)	2,974
State and municipal securities	22,282	97	(224)	22,155

	$63,410	$337	$(1,207)	$62,540

2015
Available for sale:
U.S. Treasury securities	$1,534	$—	$(18)	$1,516
U.S. Government agency securities	3	1	—	4
Government sponsored enterprises	15,327	83	(101)	15,309
Mortgage-backed securities	13,595	11	(93)	13,513
Asset-backed securities	1,989	—	—	1,989
Corporate securities	3,104	—	(130)	2,974
State and municipal securities	20,673	176	(104)	20,745

	$56,225	$271	$(446)	$56,050

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

Restricted equity securities were $1.1 million and $972 thousand at December 31, 2016 and 2015, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Available for sale:
Government sponsored enterprises	$—	$—	$1,924	$(73)	$1,924	$(73)
Mortgage-backed securities	31,759	(789)	688	(34)	32,447	(823)
Corporate securities	1,548	(12)	1,425	(75)	2,973	(87)
State and municipal securities	12,208	(224)	—	—	12,208	(224)

Total securities available for sale	$45,515	$(1,025)	$4,037	$(182)	$49,552	$(1,207)

2015
Available for sale:
U.S. Treasury securities	$1,515	$(18)	$—	$—	$1,515	$(18)
Government sponsored enterprises	897	(16)	3,910	(85)	4,807	(101)
Mortgage-backed securities	9,357	(68)	782	(25)	10,139	(93)
Corporate securities	2,974	(130)	—	—	2,974	(130)
State and municipal securities	5,512	(52)	2,030	(52)	7,542	(104)

Total securities available for sale	$20,255	$(284)	$6,722	$(162)	$26,977	$(446)

At December 31, 2016, debt securities with unrealized losses had depreciated 2.38 percent from their amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2016. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

Proceeds from the sales of investment securities available for sale were $55.1 and $24.2 million for the years ended December 31, 2016 and 2015, respectively. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2016	2015
Realized gains	$369	$213
Realized losses	(5)	(116)

	$364	$97

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions.

The scheduled maturities of securities available for sale at December 31, 2016, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,535	9,445
Due after five years through ten years	25,312	24,824
Due after ten years	28,563	28,271

	$63,410	$62,540

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $11.2 million and $22.3 million at December 31, 2016 and 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	2016	2015
Commercial & agricultural	$26,086	$12,782
Commercial mortgage	128,515	52,463
Construction & development	26,464	14,493
Farmland	33,531	31,512
Residential	187,188	124,984
Consumer & other	10,184	4,982

Total loans	411,968	241,216
Allowance for loan losses	(3,420)	(3,418)

Loans, net of allowance for loan losses	$408,548	$237,798

Notes to Consolidated Financial Statements

Note 5. Loans Receivable, continued

The major components of loans, net of fair value adjustments, acquired from Cardinal as of July 1, 2016, the acquisition date, are as follows:

(dollars in thousands)
Commercial & agricultural	$15,897
Commercial mortgage	76,968
Construction & development	7,800
Farmland	4,146
Residential	49,609
Consumer & other	3,432

Total loans acquired	$157,852

As of the acquisition date, all loans acquired from Cardinal were considered to be performing loans therefore there were no purchased credit impaired loans.

As of December 31, 2016 and 2015, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank. The Bank had one loan with a balance of $100,000 at December 31, 2014 which was classified as held for sale. This loan was sold in 2015 for $100,000.

Note 6. Allowance for Loan Losses and Impaired Loans

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2016 and December 31, 2015:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Commercial & Agricultural	Commercial Mortgage	Construction & Development	Farmland	Residential	Consumer & Other	Total
December 31, 2016
Allowance for loan losses:
Beginning Balance	$136	$578	$344	$435	$1,887	$38	$3,418
Charge-offs	(19)	(21)	(20)	—	(84)	(70)	(214)
Recoveries	8	—	98	59	22	34	221
Provision	85	43	(103)	(152)	16	106	(5)

Ending Balance	$210	$600	$319	$342	$1,841	$108	$3,420

Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$184	$—	$241

Ending balance: collectively evaluated for impairment	$210	$600	$319	$285	$1,657	$108	$3,179

Loans outstanding:
Ending balance	$26,086	$128,515	$26,464	$33,531	$187,188	$10,184	$411,968

Ending balance: individually evaluated for impairment	$—	$114	$580	$5,030	$1,533	$—	$7,257

Ending balance: collectively evaluated for impairment	$26,086	$128,401	$25,884	$28,501	$185,655	$10,184	$404,711

December 31, 2015
Allowance for loan losses:
Beginning Balance	$154	$728	$591	$613	$2,047	$52	$4,185
Charge-offs	—	(4)	(186)	—	(466)	(30)	(686)
Recoveries	10	—	16	—	23	57	106
Provision	(28)	(146)	(77)	(178)	283	(41)	(187)

Ending balance	$136	$578	$344	$435	$1,887	$38	$3,418

Ending balance: individually evaluated for impairment	$—	$—	$—	$69	$205	$—	$274

Ending balance: collectively evaluated for impairment	$136	$578	$344	$366	$1,682	$38	$3,144

Loans outstanding:
Ending balance	$12,782	$52,463	$14,493	$31,512	$124,984	$4,982	$241,216

Ending balance: individually evaluated for impairment	$—	$—	$878	$2,288	$1,910	$—	$5,076

Ending balance: collectively evaluated for impairment	$12,782	$52,463	$13,615	$29,224	$123,074	$4,982	$236,140

As of December 31, 2016 and December 31, 2015, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.    Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2016 and December 31, 2015, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2016
Real Estate Secured:
1-4 residential construction	$4,056	$370	$—	$—	$4,426
Commercial construction	2,603	—	—	—	2,603
Land development & other land	18,000	532	—	903	19,435
Farmland	23,201	5,276	—	5,054	33,531
1-4 residential mortgage	122,301	11,517	—	2,111	135,929
Multifamily	25,365	1,321	—	—	26,686
Home equity and second mortgage	23,219	1,243	—	111	24,573
Commercial mortgage	105,317	13,449	3,353	6,396	128,515
Non-Real Estate Secured:
Commercial & agricultural	22,719	2,333	485	549	26,086
Civic organizations	3,603	—	—	—	3,603
Consumer-auto	1,400	21	—	—	1,421
Consumer-other	5,015	105	—	40	5,160

Total	$356,799	$36,167	$3,838	$15,164	$411,968

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2015
Real Estate Secured:
1-4 residential construction	$3,268	$—	$—	$—	$3,268
Commercial construction	—	—	—	—	—
Land development & other land	9,555	418	—	1,252	11,225
Farmland	23,909	5,731	—	1,872	31,512
1-4 residential mortgage	86,360	9,887	29	1,604	97,880
Multifamily	11,991	211	—	—	12,202
Home equity and second mortgage	13,425	1,266	—	211	14,902
Commercial mortgage	46,084	6,018	206	155	52,463
Non-Real Estate Secured:
Commercial & agricultural	12,000	782	—	—	12,782
Civic organizations	107	—	—	—	107
Consumer-auto	957	46	—	—	1,003
Consumer-other	3,796	76	—	—	3,872

Total	$211,452	$24,435	$235	$5,094	$241,216

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2016 and December 31, 2015:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	90+ Day Past Dues and Still Accruing	Nonaccrual Loans\
December 31, 2016
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$4,426	$4,426	$—	$—
Commercial construction	—	—	—	—	2,603	2,603	—	—
Land development & other land	—	—	390	390	19,045	19,435	—	647
Farmland	343	—	—	343	33,188	33,531	—	3,310
1-4 residential mortgage	315	48	14	377	135,552	135,929	—	26
Multifamily	—	—	—	—	26,686	26,686	—	—
Home equity and second mortgage	98	—	5	103	24,470	24,573	—	5
Commercial mortgage	25	227	426	678	127,837	128,515	—	640
Non-Real Estate Secured:
Commercial & agricultural	67	—	25	92	25,994	26,086	—	31
Civic organizations	—	—	—	—	3,603	3,603	—	—
Consumer-auto	5	—	—	5	1,416	1,421	—	—
Consumer-other	—	6	—	6	5,154	5,160	—	5

Total	$853	$281	$860	$1,994	$409,974	$411,968	$—	$4,664

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
December 31, 2015
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$3,268	$3,268	$—	$—
Commercial construction	—	—	—	—	—	—	—	—
Land development & other land	—	573	—	573	10,652	11,225	—	306
Farmland	—	43	529	572	30,940	31,512	—	529
1-4 residential mortgage	466	26	204	696	97,184	97,880	—	409
Multifamily	—	—	—	—	12,202	12,202	—	—
Home equity and second mortgage	—	—	203	203	14,699	14,902	—	211
Commercial mortgage	134	157	93	384	52,079	52,463	—	134
Non-Real Estate Secured:
Commercial & agricultural	12	—	—	12	12,770	12,782	—	—
Civic organizations	—	—	—	—	107	107	—	—
Consumer-auto	—	—	—	—	1,003	1,003	—	—
Consumer-other	—	—	—	—	3,872	3,872	—	—

Total	$612	$799	$1,029	$2,440	$238,776	$241,216	$—	$1,589

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

As of December 31, 2016 and December 31, 2015, respectively, the recorded investment in impaired loans totaled $13.3 million and $11.2 million. The total amount of collateral-dependent impaired loans at December 31, 2016 and December 31, 2015, respectively, was $4.0 million and $1.1 million. As of December 31, 2016 and December 31, 2015, respectively, $4.4 million and $2.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $10.0 million and $10.7 million in troubled debt restructured loans included in impaired loans at December 31, 2016 and December 31, 2015, respectively.

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2016 and December 31, 2015, respectively, $6.1 million and $6.2 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $315 thousand and $317 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2016 and December 31, 2015:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—
Land development & other land	581	581	—	840	17
Farmland	3,660	3,660	—	4,170	18
1-4 residential mortgage	—	—	—	347	10
Home equity and second mortgage	—	—	—	—	—
Commercial mortgage	114	114	—	115	4
Commercial & agricultural	—	—	—	—	—
Consumer & other	—	—	—	—	1

Subtotal	4,355	4,355	—	5,472	50

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	193	193	10	201	16
Farmland	1,679	1,679	73	1,705	84
1-4 residential mortgage	5,964	6,121	414	6,375	294
Home equity and second mortgage	174	179	9	254	8
Commercial mortgage	838	974	44	1,035	39
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	1

Subtotal	8,965	9,263	556	9,735	451

Totals:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	774	774	10	1,041	33
Farmland	5,339	5,339	73	5,875	102
1-4 residential mortgage	5,964	6,121	414	6,722	304
Home equity and second mortgage	174	179	9	254	8
Commercial mortgage	952	1,088	44	1,150	43
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	2

Total	$13,320	$13,618	$556	$15,207	$501

[1] Recorded	investment is the loan balance, net of any charge-offs

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—
Land development & other land	879	879	—	913	22
Farmland	890	1,100	—	1,549	5
1-4 residential mortgage	343	343	—	348	16
Home equity and second mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	—	—	19	—
Consumer & other	—	—	—	—	—

Subtotal	2,112	2,322	—	2,829	43

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	208	287	11	587	19
Farmland	1,574	1,574	78	1,841	85
1-4 residential mortgage	5,797	6,239	423	6,667	272
Home equity and second mortgage	261	261	13	322	8
Commercial mortgage	1,094	1,229	56	1,173	48
Commercial & agricultural	174	174	9	198	10
Consumer & other	19	19	1	37	2

Subtotal	9,127	9,783	591	10,825	444

Totals:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	1,087	1,166	11	1,500	41
Farmland	2,464	2,674	78	3,390	90
1-4 residential mortgage	6,140	6,582	423	7,015	288
Home equity and second mortgage	261	261	13	322	8
Commercial mortgage	1,094	1,229	56	1,173	48
Commercial & agricultural	174	174	9	217	10
Consumer & other	19	19	1	37	2

Total	$11,239	$12,105	$591	$13,654	$487

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2016 and December 31, 2015:

December 31, 2016

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	2	144	150	2	144	150
1-4 residential mortgage	5	565	588	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	7	$709	$738	2	$144	$150

During the twelve months ended December 31, 2016, seven loans were modified that were considered to be TDRs. Term concessions only were granted for seven loans, and additional funds were advanced on two loans to pay real estate taxes, personal taxes, and closing cost. Additional funds were advanced on one loan to pay for equipment repairs.

(1)	Loans past due 30 days or more are considered to be in default.

December 31, 2015

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	4	392	388	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	1	—	3	—	—	—

Total	5	$392	$391	—	$—	$—

During the twelve months ended December 31, 2015, five loans were modified that were considered to be TDRs. Interest concessions were granted for two loans; and rate and term concessions were granted for three loans.

(1)	Loans past due 30 days or more are considered to be in default.

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2016 and 2015, are as follows:

(dollars in thousands)	2016	2015
Land	$4,145	$2,925
Buildings and improvements	14,668	10,999
Furniture and equipment	9,634	7,426

	28,447	21,350

Less accumulated depreciation	(10,477)	(9,594)

	$17,970	$11,756

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $883 thousand and $604 thousand respectively.

Note 8. Cash Value of Life Insurance

The Bank is owner and beneficiary of life insurance policies on certain employees and directors. Policy cash values totaled approximately $16.9 million, and $10.0 million at December 31, 2016 and 2015, respectively.

Note 9. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2016 and 2015 was $12.5 million, and $4.9 million, respectively. At December 31, 2016, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)
2017	$78,195
2018	27,601
2019	18,263
2020	19,301
2021	23,995

Total	$167,355

Note 10. Short-Term Debt

At December 31, 2016 and 2015 the Bank had no debt outstanding classified as short-term.

At December 31, 2016, the Bank had established unsecured lines of credit of approximately $22.5 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $139.6 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At December 31, 2016 the Bank had no debt outstanding classified as long-term.

At December 31, 2015, the Bank’s long-term debt consisted of borrowings from the Federal Home Loan Bank of Atlanta (FHLB) and Deutsche Bank. The borrowing from the FHLB, which was secured by substantially all the Bank’s first mortgage one-to-four family residential loans, was a $10.0 million advance that was scheduled to mature on October 24, 2017. Interest on the loan was fixed at 3.80 percent and the loan was callable quarterly by the FHLB. This loan was prepaid by the Bank in December, 2016. A penalty of $220 thousand was incurred with the prepayment of the borrowing.

Notes to Consolidated Financial Statements

Note 11. Long-Term Debt, continued

The borrowing from Deutsche Bank was a $10.0 million structured term repurchase agreement. This loan was scheduled to mature on February 10, 2017 and was secured by investment securities with an amortized cost of approximately $14.4 million at December 31, 2015. Interest on the loan was fixed at a rate of 4.82 percent. This loan was prepaid by the Bank in February, 2016. A penalty of $434 thousand was incurred with the prepayment of the borrowing.

Note 12. Financial Instruments

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Instruments—Assets
Net Loans	$408,548	$405,876	$—	$405,410	$466
Financial Instruments – Liabilities
Time Deposits	167,355	165,257	—	165,257	—
December 31, 2015
Financial Instruments—Assets
Net Loans	$237,798	$237,928	$—	$236,761	$1,167
Financial Instruments – Liabilities
Time Deposits	96,373	95,725	—	95,725	—
Long-Term Debt	20,000	20,925	—	20,925	—

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

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2016, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2016 or 2015.

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Investment securities available for sale
Government sponsored enterprises	$2,209	$—	$2,209	$—
Mortgage-backed securities	35,202	—	35,202	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	22,155	—	22,155	—

Total assets at fair value	$62,540	$—	$62,540	$—

December 31, 2015
Investment securities available for sale
U.S. Treasury securities	$1,516	$—	$1,516	$—
U.S. Government agency securities	4	—	4	—
Government sponsored enterprises	15,309	—	15,309	—
Mortgage-backed securities	13,513	—	13,513	—
Asset-backed securities	1,989	—	1,989	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	20,745	—	20,745	—

Total assets at fair value	$56,050	$—	$56,050	$—

No liabilities were recorded at fair value on a recurring basis as of December 31, 2016 or 2015. There were no significant transfers between levels during the years ended December 31, 2016 or 2015.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2016 or 2015. Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
December 31, 2016
Impaired loans	$466	$—	$—	$466
Foreclosed assets	70	—	—	70

Total assets at fair value	$536	$—	$—	$536

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$1,167	$—	$—	$1,167
Foreclosed assets	408	—	—	408

Total assets at fair value	$1,575	$—	$—	$1,575

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2016	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$466	$1,167	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$70	$408	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 13. Employee Benefit Plans

Prior to the merger, both Grayson National Bank (Grayson) and Bank of Floyd (Floyd) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both Grayson and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger. A summary of each plan follows:

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$4,645	$5,051
Interest cost	196	199
Actuarial (gain) loss	227	(215)
Benefits paid	(306)	(380)
Settlement (gain) loss	21	(10)

Benefit obligation at end of year	4,783	4,645

Change in plan assets
Fair value of plan assets at beginning of year	7,722	8,096
Actual return on plan assets	478	6
Benefits paid	(306)	(380)

Fair value of plan assets at end of year	7,894	7,722

Funded status at the end of the year	$3,111	$3,077

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

	2016	2015
Amounts recognized in the Balance Sheet
Prepaid benefit cost	$4,292	$3,997
Unrecognized net actuarial loss	(1,181)	(920)

Amount recognized in other assets	$3,111	$3,077

Amounts recognized in accumulated comprehensive income (loss)
Unrecognized net actuarial loss	$(1,181)	$(920)
Unfunded pension benefit obligation	(1,181)	(920)
Deferred taxes	401	313

Amount recognized in accumulated comprehensive income (loss), net	$(780)	$(607)

(Accrued) Prepaid benefit detail
Benefit obligation	$(4,783)	$(4,645)
Fair value of assets	7,894	7,722
Unrecognized net actuarial (gain) loss	1,181	920

Prepaid benefit cost	$4,292	$3,997

Components of net periodic pension cost
Interest cost	$196	$199
Expected return on plan assets	(558)	(582)
Recognized net loss due to settlement	57	43
Recognized net actuarial loss	10	—

Net periodic benefit expense	$(295)	$(340)

Additional disclosure information
Accumulated benefit obligation	$4,783	$4,645
Vested benefit obligation	$4,783	$4,623
Discount rate used for net periodic pension cost	4.25%	4.00%
Discount rate used for disclosure	4.00%	4.25%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	14	14

Using the same fair value hierarchy described in Note 11, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)

	Total	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalents and short term investments	$—	$—	$—	$—
Mutual funds – equities	3,969	3,969	—	—
Mutual funds – fixed income	3,925	3,925	—	—

Total assets at fair value	$7,894	$7,894	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalents and short term investments	$1	$1	$—	$—
Mutual funds – equities	3,836	3,836	—	—
Mutual funds – fixed income	3,885	3,885	—	—

Total assets at fair value	$7,722	$7,722	$—	$—

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits
2017	$18
2018	517
2019	45
2020	236
2021	112
2022 – 2026	2,356

$3,284

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2016 and there is no required contribution for 2017. Based on this we do not anticipate making a contribution to the plan in 2017.

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed – especially with respect to real rates of return (net of inflation) – for the major asset classes held, or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further – solely for this purpose the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2016 and 2015, by asset category are as follows:

	2016	2015
Mutual funds – fixed income	50%	50%
Mutual funds – equity	50%	50%
Cash and equivalents	0%	0%

Total	100%	100%

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50 percent fixed income and 50 percent equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

Floyd Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413 (C) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2016	2015
	Valuation	Valuation
Source	Report	Report
Bank of Floyd Plan	109.78%	114.47%

Employer Contributions

Plan expenses paid by the Company totaled approximately $55 thousand and $49 thousand for the years ended December 31, 2016 and 2015, respectively.

Note 14. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $362 thousand and $421 thousand at December 31, 2015 and 2014 respectively. Expense charged against income and included in salary and benefits expense was $31 thousand and $59 thousand in 2016 and 2015, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent.

Prior to the merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $842 thousand at December 31, 2016. Charges to income amounted to approximately $17 thousand for 2016. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Notes to Consolidated Financial Statements

Note 15. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (substantially all Federal) are as follows:

(dollars in thousands)	2016	2015
Current	$21	$8
Deferred	1,154	590

	$1,175	$598

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of income follows:

(dollars in thousands)	2016	2015
Tax at statutory federal rate	$1,222	$542
Tax exempt interest income	(33)	(11)
Tax exempt insurance income	(163)	(98)
State income tax, net of federal benefit	16	16
Merger expenses	205	160
Bargain purchase gain	(303)	—
Merger-related NOL adjustment	225	1
Other	6	(11)

	$1,175	$598

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2016 and 2015 are summarized as follows:

(dollars in thousands)	2016	2015
Deferred tax assets
Allowance for loan losses	$652	$591
Acquired loan credit mark	1,710	—
Deferred compensation	569	145
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	497	406
Minimum pension liability	402	313
Net operating loss carryforward	4,227	1,493
Alternative minimum tax credit carryforward	394	54
Net unrealized losses on securities available for sale	296	60
Nonaccrual interest income	358	454
Other	200	77

	9,305	3,593

Deferred tax liabilities
Deferred loan origination costs	288	218
Core deposit intangible	798	—
Accrued pension costs	1,471	1,376
Depreciation	875	220
Accretion of discount on investment securities, net	1	2

	3,433	1,816

Net deferred tax asset	$5,872	$1,777

Notes to Consolidated Financial Statements

Note 15. Income Taxes, continued

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2013 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The net operating loss of approximately $13.1 million, if not utilized prior to, will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

Note 16. Commitments and Contingencies

Litigation

In the normal course of business the Bank is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2016 and 2015 is as follows:

(dollars in thousands)	2016	2015
Commitments to extend credit	$54,667	$23,813
Standby letters of credit	—	—

	$54,667	$23,813

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

Notes to Consolidated Financial Statements

Note 16. Commitments and Contingencies, continued

Concentrations of Credit Risk

Substantially all of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Bank’s market area. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Bank’s primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $5,000,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

Note 17. Regulatory Restrictions

Dividends

The Company’s dividend payments are generally made from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in an unsafe or unsound practice in conducting its business. It is possible, under certain circumstances, the Comptroller could assert that dividends or other payments would be an unsafe or unsound practice.

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $5.4 million at December 31, 2016. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2016.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Notes to Consolidated Financial Statements

Note 17. Regulatory Restrictions, continued

Capital Requirements, continued

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

The new capital requirements also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2016, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Notes to Consolidated Financial Statements

Note 17. Regulatory Restrictions, continued

As shown in the accompanying table, the Bank has capital levels exceeding the minimum levels for “well-capitalized” banks as of December 31, 2016 and 2015. At December 31, 2016 and 2015, the Bank had the following actual and required regulatory capital amounts (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital
(to risk weighted assets)
Consolidated	$55,957	13.24%	$33,798	8.00%	$42,248	10.00%
Bank	53,657	12.72%	33,744	8.00%	42,180	10.00%
Tier 1 Capital
(to risk weighted assets)
Consolidated	$52,410	12.41%	$25,349	6.00%	$33,798	8.00%
Bank	50,111	11.88%	25,308	6.00%	33,744	8.00%
Common Equity Tier 1
(to risk weighted assets)
Consolidated	$52,410	12.41%	$19,012	4.50%	$27,461	6.50%
Bank	50,111	11.88%	18,981	4.50%	27,417	6.50%
Tier 1 Capital
(to average total assets)
Consolidated	$52,410	9.41%	$22,274	4.00%	$27,842	5.00%
Bank	50,111	9.01%	22,242	4.00%	27,803	5.00%

December 31, 2015
Total capital
(to risk weighted assets)
Consolidated	$33,153	12.85%	$20,647	8.00%	$25,809	10.00%
Bank	32,953	12.78%	20,631	8.00%	25,789	10.00%
Tier 1 Capital
(to risk weighted assets)
Consolidated	$29,886	11.58%	$15,485	6.00%	$20,647	8.00%
Bank	29,686	11.51%	15,473	6.00%	20,631	8.00%
Common Equity Tier 1
(to risk weighted assets)
Consolidated	$29,886	11.58%	$11,614	4.50%	$16,776	6.50%
Bank	29,686	11.51%	11,605	4.50%	16,763	6.50%
Tier 1 Capital
(to average total assets)
Consolidated	$29,886	8.97%	$13,334	4.00%	$16,666	5.00%
Bank	29,686	8.91%	13,325	4.00%	16,656	5.00%

Notes to Consolidated Financial Statements

Note 18. Transactions with Related Parties

The Bank has entered into transactions with its directors, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate 2016 and 2015 loan transactions with related parties were as follows:

(dollars in thousands)	2016	2015
Balance, beginning	$1,741	$2,671
New loans	841	803
Repayments	(695)	(1,644)
Change in relationship	3,225	(89)

Balance, ending	$5,112	$1,741

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $9.5 million, and $1.1 million at December 31, 2016 and 2015, respectively.

Note 19. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets

December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$1,621	$29
Investment in affiliate bank	53,168	30,456
Other assets	677	256

Total assets	$55,466	$30,741

Liabilities
Other liabilities	$—	$85
Stockholders’ equity
Common stock	—	2,149
Surplus	26,166	522
Retained earnings	30,654	28,709
Accumulated other comprehensive loss	(1,354)	(724)

Total stockholders’ equity	55,466	30,656

Total liabilities and stockholders’ equity	$55,466	$30,741

Notes to Consolidated Financial Statements

Note 19. Parent Company Financial Information, continued

Statements of Income

For the years ended December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Income
Dividends from affiliate bank	$573	$272
Bargain purchase gain	891	—
Other income	7	1

	1,471	273

Expenses
Management and professional fees	56	148
Other expenses	27	24

	83	172

Income before tax benefit and equity in undistributed income of affiliate	1,388	101

Federal income tax (expense) benefit	(225)	58

Income before equity in undistributed income of affiliate	1,163	159

Equity in undistributed income of affiliate	1,255	838

Net income	$2,418	$997

Statements of Cash Flows

For the years ended December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$2,418	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(1,255)	(838)
Bargain purchase gain	(891)	—
Change in other assets	59	(69)
Change in other liabilities	(85)	85

Net cash provided by operating activities	246	175

Cash flows from investing activities
Net decrease in loans	1,002	—
Cash received in business combination	822	—

Net cash provided by investing activities	1,824	—

Cash flows from financing activities
Cash paid for fractional shares	(5)	—
Dividends paid	(473)	(172)

Net cash used by financing activities	(478)	(172)

Net increase in cash and cash equivalents	1,592	3

Cash and cash equivalents, beginning	29	26

Cash and cash equivalents, ending	$1,621	$29

Notes to Consolidated Financial Statements

Note 20. Subsequent Events

The Company provided notice to the Office of the Comptroller of the Currency on February 27, 2017 that effective March 13, 2017, the corporate title of Grayson National Bank, a subsidiary of the Company, would be changed to Skyline National Bank.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed the events occurring through the date the consolidated financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following biographical information discloses each director’s age and business experience, and the year that each individual was first elected to the Board of Directors of the Company. Previous service on the boards of Grayson or Cardinal prior to the merger with and into Parkway is also disclosed, as are the specific skills or attributes that qualify each director for service on the Board of Directors.

Thomas M. Jackson, Jr. (59) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015. Prior to that he served as Chairman of the Board of Grayson and Grayson National Bank from 2011 to 2016 and a director from 2002. Mr. Jackson was Vice Chairman of Grayson and Grayson National Bank from 2009 to 2011. Mr. Jackson practices law in Hillsville and Wytheville, Virginia. He served as a representative of the 6th District in the Virginia House of Delegates from 1988 to 2002. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (54) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is the founder and owner of James W. Shortt & Associates, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and business and estate transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (65) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson was President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. He served as Vice President of Grayson from 1992 to 2000 and as Executive Vice President of Grayson National Bank from 1991 to 2000. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 45 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (58) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board, including his role as Chairman of Cardinal’s Audit Committee. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Bryan L. Edwards (66) – Mr. Edwards has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards has served as the Manager of the Town of Sparta, North Carolina since January 2004. Prior to that, he was employed as a real estate agent with Mountain Dreams Realty and served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards has served on the Board of Directors of the Blue Ridge Electric Membership Corporation, a rural electric cooperative based in Lenoir, North Carolina, since 2007 and is the current Chairman of the Virginia Carolina Water Authority.

J. Allan Funk (54) – Mr. Funk has been President and Chief Executive Officer, as well as a director of Parkway, since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2013 to 2016 and was named President and Chief Executive Officer of Grayson and Grayson National Bank in September 2013. Mr. Funk previously served as Chief Banking and Lending Officer of Grayson National Bank since May 2011 and as Chief Commercial Loan Officer from 2009 to 2011. Prior to joining Grayson National Bank in 2009, Mr. Funk served as a Senior Vice President and Area Executive in Southwest Virginia for a major regional bank. His banking experience began in 1984 with completion of a bank management training program and includes production and bank management positions of increasing responsibility levels in NC, SC and Southwest Virginia. Mr. Funk has served on the Boards of

Directors of the Virginia Association of Community Banks since 2014, and the Crossroads Institute since 2013. He is a graduate of Campbell University (BBA), Wake Forest University Babcock Graduate School of Management (MBA) and the ABA National Graduate Trust School at Northwestern University.

T. Mauyer Gallimore (74) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

R. Devereux Jarratt (75) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics and a graduate degree in accounting. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders,

Theresa S. Lazo (60) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo recently completed nine years of service on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

Carl J. Richardson (71) – Mr. Richardson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1976 to 2016. He served as President and Chief Executive Officer of Grayson National Bank from 1991 to 2000 and of Grayson from 1992 to 2000. Mr. Richardson was employed by Grayson National Bank from 1965 until his retirement in 2000. Mr. Richardson has over 45 years of experience in the banking industry and has significant banking contacts throughout the state of Virginia. His direct knowledge of Grayson’s legacy customer base and experience with agricultural and real estate lending are significant assets to the Board. Mr. Richardson has served on the Boards of Directors of the Wytheville Community College Scholarship Foundation since 1998, and the Crossroads Institute since 2014.

Melissa Rotenberry (52) – Mrs. Rotenberry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Mrs. Rotenberry is the Controller and Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants and retail stores representing approximately $350 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Mrs. Rotenberry is a graduate of Virginia Tech and has previously served on the Board of Directors for Carilion New River Valley Medical Center.

John Michael Turman (70) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (49) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., the Vaughan Foundation, and Galax Hope House Ministries, Inc.

Executive Officers Who Are Not Directors

Blake M. Edwards, Jr. (51) – Mr. Edwards, Executive Vice President and Chief Financial Officer of Parkway, previously served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Prior to those positions, he worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University. He has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards currently serves as Chairman of the Board of Trustees of Twin County Regional Healthcare, Inc., and as a director of the Blue Ridge Discovery Center.

Rebecca M. Melton (47) – Ms. Melton, Chief Risk Officer of Parkway, previously served as the Chief Credit Officer of Grayson National Bank since June 2011. Prior to joining Grayson National Bank, she worked at the OCC as a National Bank Examiner for thirteen years. She spent the majority of her career with the OCC examining community banks throughout the southeastern United States. Before joining the OCC, Ms. Melton worked for two years in the credit card department of a community bank. She has a Bachelor of Business Administration degree from Radford University.

Lynn T. Murray (61) – Mrs. Murray, Chief Retail Banking Officer of Parkway, joined Cardinal in April 2013 as a Senior Vice President and the Chief Administrative Officer. Mrs. Murray has over 20 years of experience in the banking industry. She most recently served as an independent consultant to community banks focusing her practice on building sales skills and improving performance of customer facing staff. Mrs. Murray previously spent 10 years in retail banking and marketing with banks in North Carolina and South Carolina. She is a graduate of Ithaca College in New York.

Mary D. Tabor (53) – Mrs. Tabor, Chief Credit Officer of Parkway, joined Cardinal in August 2013 as a Credit Manager, and was promoted to Chief Credit Officer in August 2014. Mrs. Tabor has 26 years of experience in the banking industry related to lending, underwriting and credit. Prior to joining Cardinal, Mrs. Tabor served in various roles with Central Fidelity, First National Bank and Stellar One. She earned a Bachelors and Masters in Agricultural Economics from Virginia Tech and is a graduate of the Stonier Graduate School of Banking.

Rodney R. Halsey (48) – Mr. Halsey, Chief Operations Officer of Parkway, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. He graduated from Appalachian State University with a degree in Business Administration.

Corporate Governance

General

The business and affairs of the Company are managed under the direction of the Board of Directors in accordance with the Virginia Stock Corporation Act and the Company’s Articles of Incorporation and Bylaws. Members of the Board are kept informed of the Company’s business through discussions with the Chairman of the Board, the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Code of Ethics

The Board of Directors has approved a Code of Ethics for Executive Officers and Financial Managers for the Company’s Chief Executive Officer and principal financial officer. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, conflicts of interest and insider trading. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is 101 Jacksonville Circle, Floyd, Virginia 24091.

Committees of the Board

The Company has an Audit Committee and a Compensation Committee. The Company does not have a standing Nomination Committee.

Audit Committee. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibility to the shareholders relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent auditor and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company.

The members of the Audit Committee are Carl J. Richardson, Chairman, Melissa G. Rotenberry, Vice Chair, Bryan L. Edwards, Thomas M. Jackson, Jr., T. Mauyer Gallimore and John Michael Turman, each of whom is independent as that term is defined by the Nasdaq Stock Market.

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met two times during the year ended December 31, 2016.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Carl J. Richardson, Chairman, Dr. J. Howard Conduff, Jr., Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, James W. Shortt, and J. Allan Funk. Each member, with the exception of J. Allan Funk and Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met two times during the year ended December 31, 2016.

Director Nomination Process. The Board does not believe it needs a separate nominating committee because the full Board is comprised predominantly of independent directors, with the exception of Messrs. Anderson and Funk, and has the time and resources to perform the function of selecting board nominees. When the Board performs its nominating function, the Board acts in accordance with the Company’s Articles of Incorporation and Bylaws but does not have a separate charter related to the nomination process.

In identifying potential nominees with desired levels of diversification, the Board of Directors takes into account such factors as it deems appropriate, including the current composition of the Board, the range of talents, experiences and skills that would best complement those that are already represented on the Board, the balance of management and independent Directors, Director representation in geographic areas where the Company operates, and the need for specialized expertise. The Board considers candidates for Board membership suggested by its members and by management, and the Board will consider candidates suggested informally by a shareholder of the Company.

Shareholders entitled to vote for the election of directors may submit candidates for formal consideration by the Company if the Company receives timely written notice, in proper form, for each such recommended director nominee. If the notice is not timely and in proper form, the nominee will not be considered by the Company.

Item 11.	Executive Compensation.

Objectives of Parkway’s Executive Compensation Program

The primary objective of Parkway’s executive compensation program is to attract and retain highly skilled and motivated executive officers who will manage Parkway in a manner to promote its growth and profitability and advance the interest of its shareholders. Additional objectives of Parkway’s executive compensation program include the following:

•	to align executive pay with shareholders’ interests;

•	to recognize individual initiative and achievements; and

•	to unite the entire executive management team to a common objective.

Executive Compensation Principles

Parkway’s executive compensation program is not as complex as those of many companies of similar size and nature. Parkway’s program consists of base salaries, cash payments in the form of annual bonuses and long-term benefits in the form of pension and supplemental executive retirement plans. Executive officers also participate in Parkway’s 401(k) plan.

Parkway’s executive compensation program does not include the issuance of stock options or other equity-based incentives. The Board of Directors and Compensation Committee currently believe that executive compensation can be appropriately aligned with Parkway’s long-term performance goals and the creation of shareholder value through the use of other long-term compensation arrangements.

How Executive Pay Levels are Determined

The Compensation Committee regularly reviews Parkway’s executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of Parkway’s executive officers are reported to the Board.

The role of the Chief Executive Officer in determining executive compensation is limited to input in the performance evaluation of the other named executive officers. The Chief Executive Officer has no input in the determination of his own compensation. Likewise, the other named executive officers have no role in the determination of their own executive compensation.

In determining the compensation of our executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonuses and other long-term compensation, using a number of factors including the following:

•	Parkway’s financial and operating performance, measured by attainment of strategic objectives and operating results;

•	the duties, responsibilities and performance of each executive officer of Parkway, including the achievement of identified goals for the year as they pertain to the areas of Parkway’s operations for which the executive is personally responsible and accountable;

•	historical cash and other compensation levels; and

•	comparative industry market data to assess compensation competitiveness.

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the Chief Executive Officer, the Chief Financial Officer, and the Chief Risk Officer of Parkway.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
J. Allan Funk	2016	195,000	33,626	22,060	250,686
President and Chief Executive Officer	2015	170,000	17,000	23,040	210,040
Blake M. Edwards, Jr.	2016	175,000	30,263	0	205,263
Senior Executive VP and Chief Financial Officer	2015	170,000	13,000	0	183,000
Rebecca M. Melton	2016	145,000	16,615	0	161,615
Executive VP and Chief Credit Officer	2015	140,000	10,000	0	150,000

(1)	For Mr. Funk, other compensation in 2015 and 2016 consists of fees paid for service as a director.

Supplemental Discussion of Compensation

Parkway does not have employment agreements with any of its named executive officers. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options

No stock options or other stock-based awards were granted to any of Parkway’s employees during the fiscal year ended December 31, 2016. In addition, no such options or awards were exercised during the fiscal year ended December 31, 2016 or held at December 31, 2016 by any such employees.

Pension Benefits

Prior to the merger, both Grayson and Cardinal had qualified noncontributory defined benefit pension plans which covered substantially all of their employees. The benefits are primarily based on years of service and earnings. Both Grayson and Cardinal plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger. There are currently no additional defined benefit pension plans or supplemental executive retirement plans in effect for any of the named executive officers; however, the Compensation Committee may implement such plans in the future as deemed appropriate.

Nonqualified Deferred Compensation

Deferred compensation plans have been adopted in prior years for certain executive officers and members of the Board of Directors of Grayson for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2,662 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Deferred compensation plans are not currently offered for members of the Company’s Board of Directors or its named executive officers.

Prior to the merger, Cardinal and the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $842 thousand at December 31, 2016. Charges to income amounted to approximately $17 thousand for 2016. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Payments upon Termination of Employment or a Change of Control

The Company has not entered into any employment or other similar agreements with any of its named executive officers. As a result, there are no arrangements that provide for the payment to a named executive officer at, following, or in connection with any termination of employment, including without limitation, resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities.

Following any termination of employment, the Company’s named executive officers are entitled to pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2016. Fees paid by Parkway were paid after the July 1, 2016 merger. Fees paid by Grayson were paid to the Grayson directors prior to the merger date.

Name	Fees Paid by Parkway ($)	Fees Paid by Grayson ($)	Total ($)
Jacky K. Anderson	14,438	8,244	22,682
Dr. J. Howard Conduff, Jr	13,895	0	13,895
Bryan L. Edwards	13,560	7,644	21,204
T. Mauyer Gallimore	15,462	0	15,462
Thomas M. Jackson, Jr.	16,795	11,444	28,239
R. Devereux Jarratt	15,076	0	15,076
Theresa S. Lazo	13,657	7,044	20,701
Carl. J. Richardson	13,717	8,544	22,261
Melissa G. Rotenberry	12,788	0	12,788
James W. Shortt	15,094	0	15,094
John Michael Turman	10,997	0	10,997
J. David Vaughan	11,491	6,744	18,235

The Chairman of the Board receives fees of $1,000 per meeting and a monthly retainer of $400. All other directors receive $750 per meeting and a monthly retainer of $300. Additionally, $300 is paid to all directors for each committee meeting attended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 21, 2017 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

The Company is not aware of any person who beneficially owns more than five percent of the Company’s common stock.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Grayson Common Stock		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	11,475	(2)		*
Dr. J. Howard Conduff, Jr.	120,617	(3)	2.40%
Bryan L. Edwards	2,816			*
T. Mauyer Gallimore	8,151	(4)		*
Thomas M. Jackson, Jr.	10,535			*
R. Devereux Jarratt.	36,951			*

Name of Beneficial Owner	Shares of Grayson Common Stock		Percent of Class
Theresa S. Lazo	19,579	(5)		*
Carl J. Richardson	31,724	(6)		*
Melissa G. Rotenberry	481			*
James W. Shortt	2,456	(7)		*
John Michael Turman	13,279	(8)		*
J. David Vaughan	6,783	(9)		*
J. Allan Funk	6,952			*
Blake M. Edwards, Jr.	1,056			*
Rebecca M. Melton	5,258	(10)		*
All of Grayson’s directors and executive officers as a group (18 individuals)	281,384		5.60%

(1)	Based on 5,021,376 shares of Parkway common stock outstanding as of March 21, 2017.
(2)	Shares are held jointly with children and former spouse.
(3)	Includes 4,798 shares owned by his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 20,724 shares owned jointly with his spouse.
(7)	Includes 1,189 shares owned by James W. Shortt & Associates, P.C.
(8)	Shares are held jointly with spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Shares are held jointly with spouse.
*	Represents less than 1% of outstanding common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2016 totaled $5.1 million or 9.22% of Parkway’s equity capital at that date.

There are no legal proceedings to which any director, officer, or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to Parkway.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by the Board of Directors. The Board of Directors, however, does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to Parkway, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction, and any other material information. Parkway’s Audit Committee also has the responsibility to review significant conflicts of interest involving directors or executive officers.

Independence of Directors

The Board of Directors in its business judgment has determined that the following eleven of its thirteen members are independent as that term is defined by the Nasdaq Stock Market: Dr. J. Howard Conduff, Jr., Bryan L. Edwards, T. Mauyer Gallimore, Thomas M. Jackson, Jr., R. Devereux Jarratt, Theresa S. Lazo, Carl J. Richardson, Melissa G. Rotenberry, James W. Shortt, John Michael Turman, and J. David Vaughan.

The Board considered the following transactions between us and certain of our directors or their affiliates to determine whether such director was independent under the above standards:

•	Prior to the merger, Grayson had an advisory agreement in place with Mr. Anderson under which he was paid for various consultative and advisory services related to customer, shareholder, and employee related issues. The agreement expired in September of 2014. Mr. Anderson also served as President and Chief Executive Officer of Grayson from June 2000 until his retirement in September 2013.

Additional information about committees is included in “Corporate Governance – Committees of the Board” in Item 10.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Elliott Davis Decosimo, LLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $133,000 for 2016 and $68,000 for 2015.

Audit Related Fees

The aggregate fees billed by Elliott Davis Decosimo, LLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $95,500 for 2016 and $3,140 for 2015. During 2016, these services consisted primarily of merger-related accounting and regulatory filing assistance. During 2015, these services consisted primarily of research and discussions about purchase accounting issues.

Tax Fees

The aggregate fees billed by Elliott Davis Decosimo, LLC for professional services for tax compliance, tax advice and tax planning were $12,350 for 2016 and $9,925 for 2015. During 2016 and 2015, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis Decosimo, LLC for the fiscal years ended December 31, 2016 or 2015.

Pre-Approval Policies and Procedures

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Elliott Davis Decosimo, LLC was compatible with the maintenance of that firms’ independence in the conduct of their auditing functions. The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 6, 2015, by and among Parkway Acquisition Corp., Grayson Bankshares, Inc. and Cardinal Bankshares Corporation (attached as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.1	Articles of Incorporation of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.2	Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of Parkway Acquisition Corp. (attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

21.1	Subsidiaries of the Company

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY ACQUISITION CORP.

Date: March 29, 2017	By:	/s/ J. Allan Funk
J. Allan Funk President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2017.

Date: March 29, 2017	By:	/s/ J. Allan Funk
J. Allan Funk President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2017	By:	/s/ Blake M. Edwards
Blake M. Edwards Chief Financial Officer (Principal Financial Officer)

Date: March 29, 2017	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 29, 2017	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 29, 2017	By:	/s/ Melissa G. Rotenberry
Melissa G. Rotenberry Director

Date: March 29, 2017	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 29, 2017	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 29, 2017	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 29, 2017	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 29, 2017	By:	/s/ Carl J. Richardson
Carl J. Richardson Director

Date: March 29, 2017	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 29, 2017	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 29, 2017	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date March 29, 2017	By:	/s/ John Michael Turmar
John Michael Turmar

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2016 and (ii) our proxy materials for our 2017 Annual Meeting to our stockholders subsequent to the filing of this report. We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 6, 2015, by and among Parkway Acquisition Corp., Grayson Bankshares, Inc. and Cardinal Bankshares Corporation (attached as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.1	Articles of Incorporation of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.2	Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of Parkway Acquisition Corp. (attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

21.1	Subsidiaries of the Company

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.