Form 10-Q
period 2017-03-31
Parkway Acquisition Corp.
filed 2017-05-15
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of May 12, 2017.

Part I. Financial Information

Item 1.	Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31,	December 31,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$7,950	$7,215
Interest-bearing deposits with banks	8,271	19,399
Federal funds sold	21,157	9,294
Investment securities available for sale	60,586	62,540
Restricted equity securities	1,388	1,149
Loans, net of allowance for loan losses of $3,576 at March 31, 2017 and $3,420 at December 31, 2016	408,793	408,548
Cash value of life insurance	17,015	16,850
Foreclosed assets	70	70
Property and equipment, net	18,170	17,970
Accrued interest receivable	1,449	1,732
Core deposit intangible	2,256	2,327
Deferred tax assets, net	5,413	5,872
Other assets	5,936	5,890

Total Assets	$558,454	$558,856

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$131,784	$127,224
Interest-bearing	368,459	372,163

Total deposits	500,243	499,387

Accrued interest payable	143	57
Other liabilities	1,975	3,946

Total Liabilities	502,361	503,390

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 5,021,376 issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Surplus	26,166	26,166
Retained earnings	30,934	30,654
Accumulated other comprehensive loss	(1,007)	(1,354)

Total Stockholders’ Equity	56,093	55,466

Total Liabilities and Stockholders’ Equity	$558,454	$558,856

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,055	$2,892
Interest-bearing deposits in banks	12	—
Federal funds sold	19	6
Investment securities:
Taxable	343	289
Exempt from federal income tax	—	1
Dividends	29	13

	5,458	3,201

Interest expense
Deposits	370	275
Interest on borrowings	—	151

	370	426

Net interest income	5,088	2,775

Provision for loan losses	108	(87)

Net interest income after provision for loan losses	4,980	2,862

Noninterest income
Service charges on deposit accounts	322	243
Other service charges and fees	378	283
Net realized gains on securities	—	361
Mortgage loan origination fees	45	20
Increase in cash value of life insurance	111	72
Other income	32	10

	888	989

Noninterest expense
Salaries and employee benefits	2,550	1,442
Occupancy and equipment	666	280
Foreclosed asset expense, net	5	43
Data processing expense	271	114
FDIC assessments	75	60
Advertising	158	47
Bank franchise tax	82	45
Director fees	63	27
Merger related expense	315	168
Other expense	722	917

	4,907	3,143

Income before income taxes	961	708

Income tax expense	280	274

Net income	$681	$434

Basic earnings per share	$0.14	$0.25

Weighted average shares outstanding	5,021,376	1,718,968

Dividends declared per share	$0.08	$0.10

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Net income	$681	$434

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	526	790
Tax related to unrealized gains	(179)	(269)
Reclassification of net realized gains during the period	—	(361)
Tax related to realized gains	—	123

Total other comprehensive income	347	283

Total comprehensive income	$1,028	$717

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2017 and 2016 (unaudited)

					Accumulated
	Common Stock			Retained	Comprehensive
(dollars in thousands except share amounts)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656

Net income	—	—	—	434	—	434
Other comprehensive income	—	—	—	—	283	283
Dividends paid ($0.10 per share)	—	—	—	(172)	—	(172)

Balance, March 31, 2016	1,718,968	$2,149	$522	$28,971	$(441)	$31,201

Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	681	—	681
Other comprehensive income	—	—	—	—	347	347
Dividends paid ($0.08 per share)	—	—	—	(401)	—	(401)

Balance, March 31, 2017	5,021,376	$—	$26,166	$30,934	$(1,007)	$56,093

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2017 and 2016

	Three Months Ended
(dollars in thousands)	March 31,
	2017	2016
Cash flows from operating activities
Net income	$681	$434
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	318	150
Amortization of core deposit intangibles	71	—
Accretion of loan discount and deposit premium, net	(389)	—
Provision for (reduction of) loan loss provision	108	(87)
Deferred income taxes	280	274
Net realized gains on securities	—	(361)
Accretion of discount on securities, net of amortization of premiums	181	102
Deferred compensation	(21)	(15)
Net realized loss on foreclosed assets	—	33
Changes in assets and liabilities:
Cash value of life insurance	(165)	(72)
Accrued interest receivable	283	188
Other assets	(46)	(190)
Accrued interest payable	86	53
Other liabilities	(1,950)	(227)

Net cash (used in) provided by operating activities	(563)	282

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	(1,122)
Sales	—	17,927
Maturities/calls/paydowns	2,299	2,170
Sales (purchases) of restricted equity securities	(239)	1
Net (increase) decrease in loans	(48)	259
Proceeds from the sale of foreclosed assets	—	270
Purchases of property and equipment, net of sales	(518)	(64)

Net cash provided by investing activities	1,494	19,441

Cash flows from financing activities
Net increase (decrease) in deposits	940	(2,192)
Net decrease in borrowings	—	(10,000)
Dividends paid	(401)	(172)

Net cash provided by (used in) financing activities	539	(12,364)

Net increase in cash and cash equivalents	1,470	7,359

Cash and cash equivalents, beginning	35,908	8,054

Cash and cash equivalents, ending	$37,378	$15,413

Supplemental disclosure of cash flow information
Interest paid	$284	$373

Taxes paid	$—	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain or loss on available for sale securities	$347	$283

Transfers of loans to foreclosed properties	$—	$25

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

The consolidated financial statements as of March 31, 2017 and for the periods ended March 31, 2017 and 2016 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

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

Securities Held to Maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. The Company does not currently hold any securities classified as held to maturity.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Securities Available for Sale, continued

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

Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition

Purchased Credit-Impaired (“PCI”) Loans – Loans purchased with evidence of credit deterioration since origination, and for which it is probable that all contractually required payments will not be collected, are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. PCI loans are initially measured at fair value, which reflects estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the nonaccretable difference with a positive impact on future interest income.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Unrealized Gains And Losses
(dollars in thousands)	On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2015	$(116)	$(608)	$(724)
Other comprehensive loss before reclassifications	(218)	(172)	(390)
Amounts reclassified from accumulated other comprehensive loss	(240)	—	(240)

Balance December 31, 2016	(574)	(780)	(1,354)
Other comprehensive income before reclassifications	347	—	347

Balance March 31, 2017	$(227)	$(780)	$(1,007)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current presentation. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits Topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

Due to the limited trading history of Parkway and Grayson, the Company engaged a third party to determine the value of the transaction as well as the value of the consideration paid to Cardinal as a result of the transaction. The determined value of consideration received by Cardinal, when compared to the fair value of the net assets acquired from Cardinal, resulted in a bargain purchase gain of $891 thousand for the year ended December 31, 2016. The determined value of consideration received by Cardinal represented a premium when compared to the market price of Parkway stock, which was not publicly traded on the date of the merger. The premium results from enhanced cash flows and a lower required rate of return which are expected to be realized by Parkway, as compared to Grayson or Cardinal on a standalone basis. The merger of Grayson and Cardinal is expected to increase loan revenues due to an increased legal lending limit and expanded market area. Fee income is also expected to increase due to the larger deposit population. Significant cost savings are expected to be realized, particularly in the areas of salaries and benefits, data processing fees, and professional fees. A lower required rate of return is anticipated due to increased access to capital and an expected increase in liquidity of shares due to higher trading volumes.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

The following table presents the assets and liabilities of Parkway and Grayson prior to the merger, the estimated fair value of Cardinal assets acquired and liabilities assumed, and the resulting estimated balance sheet of Parkway immediately following the merger on July 1, 2016.

(dollars in thousands)	Pre-Merger	Pre-Merger	Cardinal	Post-Merger
	Parkway	Grayson	Acquired	Parkway
Assets

Cash and cash equivalents	$—	$13,117	$11,698	$24,815
Investment securities	—	33,847	59,005	92,852
Restricted equity securities	—	971	1,308	2,279
Loans	—	244,800	157,852	402,652
Allowance for loan losses	—	(3,309)	—	(3,309)
Cash value of life insurance	—	10,122	6,714	16,836
Foreclosed assets	—	95	—	95
Property and equipment	—	11,548	6,423	17,971
Goodwill and other intangible assets	—	—	2,469	2,469
Accrued interest receivable	—	1,253	539	1,792
Other assets	—	5,044	7,127	12,171

Total assets	$—	$317,488	$253,135	$570,623

Liabilities

Deposits	$—	$274,265	$219,273	$493,538
Borrowings	—	10,000	8,000	18,000
Accrued interest payable	—	96	35	131
Other liabilities	—	1,146	1,436	2,582

Total liabilities	$—	$285,507	$228,744	$514,251

Stockholders’ Equity	$—	$31,981	$24,391	$56,372

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2016. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $315 thousand and $168 thousand are included in the Company’s consolidated statements of income for three month periods ended March 31, 2017 and 2016, respectively, and are not included in the pro forma statements below.

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net interest income	$5,037	$4,965
Net income (a)	$647	$889
Basic weighted average shares outstanding (b)	5,021,376	5,021,376
Basic earnings per common share	$0.13	$0.17

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2017 and December 31, 2016 follow:

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
Available for sale:
Government sponsored enterprises	$2,046	$167	$(62)	$2,151
Mortgage-backed securities	35,177	15	(425)	34,767
Corporate securities	3,049	—	(73)	2,976
State and municipal securities	20,658	156	(122)	20,692

	$60,930	$338	$(682)	$60,586

December 31, 2016
Available for sale:
Government sponsored enterprises	2,046	236	(73)	2,209
Mortgage-backed securities	36,021	4	(823)	35,202
Corporate securities	3,061	—	(87)	2,974
State and municipal securities	22,282	97	(224)	22,155

	$63,410	$337	$(1,207)	$62,540

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

Restricted equity securities were $1.4 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Available for sale:
Government sponsored enterprises	$—	$—	$1,935	$(62)	$1,935	$(62)
Mortgage-backed securities	29,251	(397)	694	(28)	29,945	(425)
Corporate securities	1,546	(3)	1,430	(70)	2,976	(73)
State and municipal securities	7,220	(114)	1,082	(8)	8,302	(122)

Total securities available for sale	$38,017	$(514)	$5,141	$(168)	$43,158	$(682)

December 31, 2016
Available for sale:
Government sponsored enterprises	—	—	1,924	(73)	1,924	(73)
Mortgage-backed securities	31,759	(789)	688	(34)	32,447	(823)
Corporate securities	1,548	(12)	1,425	(75)	2,973	(87)
State and municipal securities	12,208	(224)	—	—	12,208	(224)

Total securities available for sale	$45,515	$(1,025)	$4,037	$(182)	$49,552	$(1,207)

At March 31, 2017, 35 debt securities with unrealized losses had depreciated 1.58 percent from their amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2017. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

Proceeds from the sale of investment securities available for sale totaled $17.9 million for the three month period ended March 31, 2016. There were no sales of investment securities available for sale for the three month period ended March 31, 2017. Gross realized gains and losses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Realized gains	$—	$365
Realized losses	—	(4)

	$—	$361

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

The scheduled maturities of securities available for sale at March 31, 2017, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	11,391	11,344
Due after five years through ten years	22,104	21,932
Due after ten years	27,435	27,310

	$60,930	$60,586

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $10.1 million and $11.2 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows:

(dollars in thousands)	2017	2016
Commercial & agricultural	$25,472	$26,086
Commercial mortgage	124,359	128,515
Construction & development	27,977	26,464
Farmland	33,794	33,531
Residential	190,079	187,188
Consumer & other	10,688	10,184

Total loans	412,369	411,968
Allowance for loan losses	(3,576)	(3,420)

Loans, net of allowance for loan losses	$408,793	$408,548

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

As of March 31, 2017 and December 31, 2016, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

Note 5. Allowance for Loan Losses and Impaired Loans

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance for loan losses by loan category three months ended March 31, 2017 and 2016 and the related asset balances as of March 31, 2017 and December 31, 2016:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial		Construction
	&	Commercial	&			Consumer
(dollars in thousands)	Agricultural	Mortgage	Development	Farmland	Residential	& Other	Total
For the Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, December 31, 2016	$210	$600	$319	$342	$1,841	$108	$3,420
Charge-offs	—	(42)	—	—	—	(15)	(57)
Recoveries	27	—	56	—	15	7	105
Provision	(7)	86	(26)	59	24	(28)	108

Balance, March 31, 2017	$230	$644	$349	$401	$1,880	$72	$3,576

For the Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, December 31, 2015	$136	$578	$344	$435	$1,887	$38	$3,418
Charge-offs	(19)	(11)	—	—	(22)	(23)	(75)
Recoveries	2	—	35	—	14	5	56
Provision	11	20	(44)	(32)	(63)	21	(87)

Balance, March 31, 2016	$130	$587	$335	$403	$1,816	$41	$3,312

March 31, 2017
Allowance for loan losses:
Ending balance	$230	$644	$349	$401	$1,880	$72	$3,576

Ending balance: individually evaluated for impairment	$—	$—	$—	$65	$163	$—	$228

Ending balance: collectively evaluated for impairment	$230	$644	$349	$336	$1,717	$72	$3,348

Loans outstanding:
Ending balance	$25,472	$124,359	$27,977	$33,794	$190,079	$10,688	$412,369

Ending balance: individually evaluated for impairment	$—	$114	$388	$5,654	$1,276	$—	$7,432

Ending balance: collectively evaluated for impairment	$25,472	$124,245	$27,589	$28,140	$188,803	$10,688	$404,937

December 31, 2016
Allowance for loan losses:
Ending balance	$210	$600	$319	$342	$1,841	$108	$3,420

Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$184	$—	$241

Ending balance: collectively evaluated for impairment	$210	$600	$319	$285	$1,657	$108	$3,179

Loans outstanding:
Ending balance	$26,086	$128,515	$26,464	$33,531	$187,188	$10,184	$411,968

Ending balance: individually evaluated for impairment	$—	$114	$580	$5,030	$1,533	$—	$7,257

Ending balance: collectively evaluated for impairment	$26,086	$128,401	$25,884	$28,501	$185,655	$10,184	$404,711

As of March 31, 2017 and December 31, 2016, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2017 and December 31, 2016, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
(dollars in thousands)	Pass	Watch	Mention	Substandard	Total
March 31, 2017
Real Estate Secured:
1-4 residential construction	$4,496	$102	$—	$—	$4,598
Commercial construction	3,776	125	—	—	3,901
Land development & other land	18,242	356	—	880	19,478
Farmland	23,385	4,723	659	5,027	33,794
1-4 residential mortgage	123,814	11,954	—	2,300	138,068
Multifamily	26,038	1,313	—	—	27,351
Home equity and second mortgage	23,341	1,210	—	109	24,660
Commercial mortgage	102,446	13,136	3,086	5,691	124,359
Non-Real Estate Secured:
Commercial & agricultural	22,673	2,219	431	149	25,472
Civic organizations	3,928	—	—	—	3,928
Consumer-auto	1,588	19	—	—	1,607
Consumer-other	5,017	131	—	5	5,153

Total	$358,744	$35,288	$4,176	$14,161	$412,369

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

	Loan Grades
			Special
(dollars in thousands)	Pass	Watch	Mention	Substandard	Total
December 31, 2016
Real Estate Secured:
1-4 residential construction	$4,056	$370	$—	$—	$4,426
Commercial construction	2,603	—	—	—	2,603
Land development & other land	18,000	532	—	903	19,435
Farmland	23,201	5,276	—	5,054	33,531
1-4 residential mortgage	122,301	11,517	—	2,111	135,929
Multifamily	25,365	1,321	—	—	26,686
Home equity and second mortgage	23,219	1,243	—	111	24,573
Commercial mortgage	105,317	13,449	3,353	6,396	128,515
Non-Real Estate Secured:
Commercial & agricultural	22,719	2,333	485	549	26,086
Civic organizations	3,603	—	—	—	3,603
Consumer-auto	1,400	21	—	—	1,421
Consumer-other	5,015	105	—	40	5,160

Total	$356,799	$36,167	$3,838	$15,164	$411,968

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2017 and December 31, 2016:

Analysis of Past Due and Nonaccrual Loans

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
(dollars in thousands)	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
March 31, 2017
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$4,598	$4,598	$—	$—
Commercial construction	—	—	—	—	3,901	3,901	—	—
Land development & other land	394	—	—	394	19,084	19,478	—	623
Farmland	190	778	—	968	32,826	33,794	—	4,022
1-4 residential mortgage	877	174	48	1,099	136,969	138,068	—	59
Multifamily	—	—	—	—	27,351	27,351	—	—
Home equity and second mortgage	210	—	5	215	24,445	24,660	—	5
Commercial mortgage	171	12	306	489	123,870	124,359	—	439
Non-Real Estate Secured:
Commercial & agricultural	28	48	25	101	25,371	25,472	—	30
Civic organizations	—	—	—	—	3,928	3,928	—	—
Consumer-auto	—	—	—	—	1,607	1,607	—	—
Consumer-other	—	—	5	5	5,148	5,153	—	5

Total	$1,870	$1,012	$389	$3,271	$409,098	$412,369	$—	$5,183

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

							90+ Days
			90 Days or				Past Due
(dollars in thousands)	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
December 31, 2016
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$4,426	$4,426	$—	$—
Commercial construction	—	—	—	—	2,603	2,603	—	—
Land development & other land	—	—	390	390	19,045	19,435	—	647
Farmland	343	—	—	343	33,188	33,531	—	3,310
1-4 residential mortgage	315	48	14	377	135,552	135,929	—	26
Multifamily	—	—	—	—	26,686	26,686	—	—
Home equity and second mortgage	98	—	5	103	24,470	24,573	—	5
Commercial mortgage	25	227	426	678	127,837	128,515	—	640
Non-Real Estate Secured:
Commercial & agricultural	67	—	25	92	25,994	26,086	—	31
Civic organizations	—	—	—	—	3,603	3,603	—	—
Consumer-auto	5	—	—	5	1,416	1,421	—	—
Consumer-other	—	6	—	6	5,154	5,160	—	5

Total	$853	$281	$860	$1,994	$409,974	$411,968	$—	$4,664

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

As of March 31, 2017 and December 31, 2016, respectively, the recorded investment in impaired loans totaled $13.9 million and $13.3 million. The total amount of collateral-dependent impaired loans at March 31, 2017 and December 31, 2016, respectively, was $4.4 million and $4.0 million. As of March 31, 2017 and December 31, 2016, respectively, $4.5 million and $4.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $10.0 million and $10.0 million in troubled debt restructured loans included in impaired loans at March 31, 2017 and December 31, 2016, respectively.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of March 31, 2017 and December 31, 2016, respectively, $6.5 million and $6.1 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $387 thousand and $315 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2017 and December 31, 2016:

Impaired Loans

				Three months ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized
March 31, 2017
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—
Land development & other land	388	388	—	389	—
Farmland	4,039	4,039	—	4,074	6
1-4 residential mortgage	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	—
Commercial mortgage	114	114	—	114	—
Commercial & agricultural	—	—	—	—	—
Consumer & other	—	—	—	—	—

Subtotal	4,541	4,541	—	4,577	6

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	425	425	25	429	3
Farmland	1,915	1,915	83	2,013	23
1-4 residential mortgage	5,922	6,079	441	6,094	78
Home equity and second mortgage	173	178	10	178	2
Commercial mortgage	828	963	50	917	9
Commercial & agricultural	99	99	6	106	2
Consumer & other	1	1	—	3	—

Subtotal	9,363	9,660	615	9,740	117

Totals:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	813	813	25	818	3
Farmland	5,954	5,954	83	6,087	29
1-4 residential mortgage	5,922	6,079	441	6,094	78
Home equity and second mortgage	173	178	10	178	2
Commercial mortgage	942	1,077	50	1,031	9
Commercial & agricultural	99	99	6	106	2
Consumer & other	1	1	—	3	—

Total	$13,904	$14,201	$615	$14,317	$123

[1]	Recorded investment is the loan balance, net of any charge-offs

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized
December 31, 2016
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—
Land development & other land	581	581	—	840	17
Farmland	3,660	3,660	—	4,170	18
1-4 residential mortgage	—	—	—	347	10
Home equity and second mortgage	—	—	—	—	—
Commercial mortgage	114	114	—	115	4
Commercial & agricultural	—	—	—	—	—
Consumer & other	—	—	—	—	1

Subtotal	4,355	4,355	—	5,472	50

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	193	193	10	201	16
Farmland	1,679	1,679	73	1,705	84
1-4 residential mortgage	5,964	6,121	414	6,375	294
Home equity and second mortgage	174	179	9	254	8
Commercial mortgage	838	974	44	1,035	39
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	1

Subtotal	8,965	9,263	556	9,735	451

Totals:
1-4 Residential Construction	—	—	—	—	—
Land development & other land	774	774	10	1,041	33
Farmland	5,339	5,339	73	5,875	102
1-4 residential mortgage	5,964	6,121	414	6,722	304
Home equity and second mortgage	174	179	9	254	8
Commercial mortgage	952	1,088	44	1,150	43
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	2

Total	$13,320	$13,618	$556	$15,207	$501

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2017 and March 31, 2016:

For the Three Months Ended March 31, 2017

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	1	150	150	—	—	—
1-4 residential mortgage	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$150	$150	—	$—	$—

During the three months ended March 31, 2017, one loan was modified that was considered to be a TDRs. Term concession only was granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2017.

(1)	Loans past due 30 days or more are considered to be in default.

For the Three Months Ended March 31, 2016

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	4	394	408	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	4	$394	$408	—	$—	$—

During the three months ended March 31, 2016, four loans were modified that were considered to be TDRs. Term concessions only were granted for four loans; and additional funds were advanced for one loan to pay real estate taxes and closing costs. No TDRs identified in the twelve months prior to March 31, 2016 subsequently defaulted in the quarter ended March 31, 2016.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Service cost	$—	$—
Interest cost	48	49
Expected return on plan assets	(138)	(140)
Amortization of prior service cost	—	—
Recognized net loss due to settlement	—	14
Recognized net actuarial (gain)/loss	7	3

Net periodic benefit cost	$(83)	$(74)

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2016 and there is no required contribution for 2017. Based on this we do not anticipate making a contribution to the plan in 2017.

Note 7. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$42,486	$54,667
Standby letters of credit	1,066	—

	$43,552	$54,667

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Commitments and Contingencies, continued

Financial Instruments with Off-Balance Sheet Risk, continued

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017

Financial Instruments - Assets
Net Loans	$408,793	$406,345	$—	$405,638	$707

Financial Instruments – Liabilities
Time Deposits	166,967	164,626	—	164,626	—

December 31, 2016

Financial Instruments - Assets
Net Loans	$408,548	$405,876	$—	$405,410	$466

Financial Instruments – Liabilities
Time Deposits	167,355	165,257	—	165,257	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2016, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
Investment securities available for sale
Government sponsored enterprises	$2,151	$—	$2,151	$—
Mortgage-backed securities	34,767	—	34,767	—
Corporate securities	2,976	—	2,976	—
State and municipal securities	20,692	—	20,692	—

Total assets at fair value	$60,586	$—	$60,586	$—

December 31, 2016
Investment securities available for sale
Government sponsored enterprises	$2,209	$—	$2,209	$—
Mortgage-backed securities	35,202	—	35,202	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	22,155	—	22,155	—

Total assets at fair value	$62,540	$—	$62,540	$—

No liabilities were recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. There were no significant transfers between levels during the years ended March 31, 2017 and December 31, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016. Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
March 31, 2017
(dollars in thousands)
Impaired loans	$707	$—	$—	$707
Foreclosed assets	70	—	—	70

Total assets at fair value	$777	$—	$—	$777

	Total	Level 1	Level 2	Level 3
December 31, 2016
(dollars in thousands)
Impaired loans	$466	$—	$—	$466
Foreclosed assets	70	—	—	70

Total assets at fair value	$536	$—	$—	$536

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$707	$466	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$70	$70	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 9. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital (to risk weighted assets)	$53,933	12.82%	$33,661	8.00%	$42,077	10.00%
Tier 1 Capital (to risk weighted assets)	$50,262	11.95%	$25,246	6.00%	$33,661	8.00%
Common Equity Tier 1 (to risk weighted assets)	$50,262	11.95%	$18,934	4.50%	$27,350	6.50%
Tier 1 Capital (to average total assets)	$50,262	9.14%	$21,988	4.00%	$27,485	5.00%

December 31, 2016
Total capital (to risk weighted assets)	$53,657	12.72%	$33,744	8.00%	$42,180	10.00%
Tier 1 Capital (to risk weighted assets)	$50,111	11.88%	$25,308	6.00%	$33,744	8.00%
Common Equity Tier 1 (to risk weighted assets)	$50,111	11.88%	$18,981	4.50%	$27,417	6.50%
Tier 1 Capital (to average total assets)	$50,111	9.01%	$22,242	4.00%	$27,803	5.00%

Note 10. Subsequent Events

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see Note 1 in the Notes to Consolidated Financial Statements above, or the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Results of Operations for the Three Months ended March 31, 2017 and 2016

The Company recorded pre-tax earnings of $961 thousand for the quarter ended March 31, 2017 compared to $708 thousand for the same period in 2016. Income tax expense increased by $6 thousand from the first quarter of 2016 to 2017 resulting in net income of $681 thousand for the first quarter of 2017 compared to $434 thousand for the same period in 2016. The increase in pretax earnings of $253 thousand from the first quarter of 2016 to the first quarter of 2017 was due primarily to the Company’s increased size as a result of the merger with Cardinal.

Total interest income increased by $2.2 million for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, while total interest expense decreased by $57 thousand over the same period. The increase in interest income was attributable primarily to the merger with Cardinal, which added approximately $157.9 million in loans and $16.0 million in investment securities to the Company’s earning assets. Interest income on loans was also positively impacted by the accretion of purchase accounting discounts applied to the Cardinal loan portfolio at acquisition. Interest expense on deposits increased by $94 thousand due to the addition of interest-bearing deposits from the Cardinal merger. Interest expense on borrowings decreased by $151 thousand compared to the first quarter of 2016 due to the elimination of borrowings in 2016.

The provision for loan losses was $108 thousand for the quarter ended March 31, 2017, compared to a negative $87 thousand for the quarter ended March 31, 2016. The reserve for loan losses at March 31, 2017 was approximately 0.87% of total loans, compared to 1.37% at March 31, 2016. The decrease in the reserve percentage was due to the Cardinal acquisition and the application of purchase accounting guidance which required the elimination of Cardinal’s loan loss reserves. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $931 thousand in the first quarter of 2017 compared to $989 thousand in the first quarter of 2016. The decrease was due to the recognition of nonrecurring gains on the sale of investment securities totaling $361 thousand in the first quarter of 2016. Without the securities gains, noninterest income would have increased by $303 thousand in the first quarter of 2017 compared to 2016. Service charges on deposit accounts, as well as other account-based service charges and fees, increased due to the increased number of accounts and deposit balances resulting from the Cardinal merger.

Total noninterest expense increased by $1.8 million for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 due to the Cardinal acquisition. Salaries and employee benefit expenses increased by $1.1 million as the number of employees increased from approximately 110 in the first quarter of 2016, to 176 in the first quarter of 2017. Occupancy and equipment expenses increased by $278 thousand from the first quarter of 2016 to 2017, due to the addition of seven Cardinal branch facilities.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $402 thousand, or 0.07%, from December 31, 2016 to March 31, 2017. Cash and cash equivalent balances increased by $1.5 million. Investment securities decreased by $1.9 million due to calls and principal repayments, and net loans increased by $245 thousand.

Noninterest bearing deposits increased by $4.6 million from December 31, 2016 to March 31, 2017, while interest bearing deposits decreased by $3.7 million over the same time period.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $4.7 million at December 31, 2016 to $5.3 million at March 31, 2017. Foreclosed assets consists of one property totaling $70 thousand at March 31, 2017. The foreclosed property is being marketed for sale. There were no loans past due more than ninety days and still accruing interest at March 31, 2017 and December 31, 2016.

Nonaccrual loans increased from $4.7 million at December 31, 2016 to $5.2 million at March 31, 2017. During the first three months of 2017, loans totaling $824 thousand were added to nonaccrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Nonperforming Assets
Nonaccrual loans	$5,183	$4,664
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	5,183	4,664
Other real estate owned	70	70

Total nonperforming assets	$5,253	$4,734

Nonperforming assets to total assets	0.94%	0.85%

Nonperforming loans to total loans	1.26%	1.13%

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

At March 31, 2017, the allowance for loan losses included $615 thousand specifically reserved for impaired loans in the amount of $9.4 million. Based on impairment analysis, loans totaling $4.5 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2016 totaled $13.3 million, of which $9.0 million required specific reserves of $556 thousand.

Summary of Loan Loss Experience

	Three	Three
	months	months	Year
	ended	ended	ended
(dollars in thousands)	March 31,	March 31,	December 31,
	2017	2016	2016
Total loans outstanding at end of period	$412,369	$240,912	$411,968

Allowance for loan losses, beginning of period	$3,420	$3,418	$3,418

Charge offs:
Commercial & agricultural	—	(19)	(19)
Commercial mortgage	(42)	(11)	(21)
Construction & development	—	—	(20)
Farmland	—	—	—
Residential	—	(22)	(84)
Consumer & other	(15)	(23)	(70)

Total charge-offs	$(57)	$(75)	$(214)

Recoveries:
Commercial & agricultural	27	2	8
Commercial mortgage	—	—	—
Construction & development	56	35	98
Farmland	—	—	59
Residential	15	14	22
Consumer & other	7	5	34

Total recoveries	105	56	221

Net charge-offs	$48	$(19)	$7

Provision (recovery) of allowance	108	(87)	(5)

Allowance for loan losses at end of period	$3,576	$3,312	$3,420

Ratios:
Allowance for loan losses to loans at end of period	0.87%	1.37%	0.83%

Net charge-offs to allowance for loan losses	(1.34)%	0.57%	0.20%

Net charge-offs to provisions for loan losses	(44.44)%	n/a	n/a

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2017 totaled $5.2 million, or 1.26% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $56.0 million at March 31, 2017 compared to $55.5 million at December 31, 2016. The increase in equity resulted from earnings of $681 thousand plus a net change in unrealized depreciation of investment securities classified as available for sale totaling $347 thousand, less the payment of dividends of $401 thousand.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $22.5 million at March 31, 2017. No balances were outstanding on these lines at March 31, 2017 or December 31, 2016. In addition, the Bank has the ability to borrow up to approximately $139.6 million from the Federal Home Loan Bank, subject to the pledging of collateral. The Bank had no debt outstanding classified as long-term at March 31, 2017 or December 31, 2016.

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

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies were also subject to the new BASEL III requirements starting the first quarter of 2016. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements and are considered to be “well capitalized.”

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, the Company’s ability to successfully integrate the businesses of Grayson and Cardinal and achieve the expected cost savings, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles, changes in laws and regulations applicable to the Company and other factors described in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2016 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 15, 2017	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.