Form 10-Q
period 2017-06-30
Parkway Acquisition Corp.
filed 2017-08-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of August 14, 2017.

Part I. Financial Information

Item 1.	Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30,	December 31,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$6,792	$7,215
Interest-bearing deposits with banks	8,101	19,399
Federal funds sold	10,542	9,294
Investment securities available for sale	59,602	62,540
Restricted equity securities	1,388	1,149
Loans, net of allowance for loan losses of $3,568 at June 30, 2017 and $3,420 at December 31, 2016	417,018	408,548
Cash value of life insurance	17,126	16,850
Foreclosed assets	60	70
Property and equipment, net	18,010	17,970
Accrued interest receivable	1,665	1,732
Core deposit intangible	2,185	2,327
Deferred tax assets, net	4,960	5,872
Other assets	6,549	5,890

Total Assets	$553,998	$558,856

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$130,038	$127,224
Interest-bearing	364,835	372,163

Total deposits	494,873	499,387

Accrued interest payable	41	57
Other liabilities	1,954	3,946

Total Liabilities	496,868	503,390

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 5,021,376 issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Surplus	26,166	26,166
Retained earnings	31,736	30,654
Accumulated other comprehensive loss	(772)	(1,354)

Total Stockholders’ Equity	57,130	55,466

Total Liabilities and Stockholders’ Equity	$553,998	$558,856

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Six Months ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$10,168	$5,795
Interest-bearing deposits in banks	22	—
Federal funds sold	59	14
Investment securities:
Taxable	674	520
Exempt from federal income tax	—	1
Dividends	56	22

	10,979	6,352

Interest expense
Deposits	737	521
Interest on borrowings	—	248

	737	769

Net interest income	10,242	5,583

Provision for loan losses	158	(95)

Net interest income after provision for loan losses	10,084	5,678

Noninterest income
Service charges on deposit accounts	637	517
Other service charges and fees	770	552
Net realized gains on securities	113	364
Mortgage loan origination fees	112	43
Increase in cash value of life insurance	222	144
Other income	56	18

	1,910	1,638

Noninterest expense
Salaries and employee benefits	5,040	2,982
Occupancy and equipment	1,097	545
Foreclosed asset expense, net	16	53
Data processing expense	579	246
FDIC assessments	150	120
Advertising	333	103
Bank franchise tax	168	90
Director fees	138	68
Merger related expense	642	236
Other expense	1,720	1,347

	9,883	5,790

Income before income taxes	2,111	1,526

Income tax expense	627	552

Net income	$1,484	$974

Basic earnings per share	$0.30	$0.57

Weighted average shares outstanding	5,021,376	1,718,968

Dividends declared per share	$0.08	$0.10

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended June 30, 2017 and 2016

	Three Months Ended June 30,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,113	$2,903
Interest-bearing deposits in banks	10	—
Federal funds sold	40	8
Investment securities:
Taxable	331	231
Exempt from federal income tax	—	—
Dividends	27	9

	5,521	3,151

Interest expense
Deposits	367	246
Interest on borrowings	—	97

	367	343

Net interest income	5,154	2,808

Provision for loan losses	50	(8)

Net interest income after provision for loan losses	5,104	2,816

Noninterest income
Service charges on deposit accounts	315	274
Other service charges and fees	392	269
Net realized gains on securities	113	3
Mortgage loan origination fees	67	23
Increase in cash value of life insurance	111	72
Other income	24	8

	1,022	649

Noninterest expense
Salaries and employee benefits	2,490	1,540
Occupancy and equipment	431	265
Foreclosed asset expense, net	11	10
Data processing expense	308	132
FDIC assessments	75	60
Advertising	175	56
Bank franchise tax	86	45
Director fees	75	41
Merger related expense	327	68
Other expense	998	430

	4,976	2,647

Income before income taxes	1,150	818

Income tax expense	347	278

Net income	$803	$540

Basic earnings per share	$0.16	$0.32

Weighted average shares outstanding	5,021,376	1,718,968

Dividends declared per share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six Months and Three Months ended June 30, 2017 and 2016

	Six Months ended June 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Net income	$1,484	$974

Other comprehensive income:
Unrealized gains on investment securities:
Unrealized gains arising during the period	995	1,156
Tax related to unrealized gains	(338)	(393)
Reclassification of realized gains during the period	(113)	(364)
Tax related to realized gains	38	124

Total other comprehensive income	582	523

Total comprehensive income	$2,066	$1,497

	Three Months Ended June 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Net income	$803	$540

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	469	366
Tax related to unrealized gains	(159)	(124)
Reclassification of net realized gains during the period	(113)	(3)
Tax related to realized gains	38	1

Total other comprehensive income	235	240

Total comprehensive income	$1,038	$780

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months ended June 30, 2017 and 2016 (unaudited)

	Common Stock			Retained	Accumulated Comprehensive
(dollars in thousands except share amounts)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656

Net income	—	—	—	974	—	974
Other comprehensive income	—	—	—	—	523	523
Dividends paid ($ 0.10 per share)	—	—	—	(172)	—	(172)

Balance, June 30, 2016	1,718,968	$2,149	$522	$29,511	$(201)	$31,981

Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	1,484	—	1,484
Other comprehensive income	—	—	—	—	582	582
Dividends paid ($ 0.08 per share)	—	—	—	(402)	—	(402)

Balance, June 30, 2017	5,021,376	$—	$26,166	$31,736	$(772)	$57,130

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2017 and 2016

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,484	$974
Adjustments to reconcile net income to net cash (used in) provided by operations
Depreciation and amortization	636	300
Amortization of core deposit intangibles	142	—
Accretion of loan discount and deposit premium, net	(724)	—
Provision for loan losses	158	(95)
Deferred income taxes	612	129
Net realized gains on securities	(113)	(364)
Accretion of discount on securities, net of amortization of premiums	361	206
Deferred compensation	(43)	(29)
Net realized loss on foreclosed assets	10	38
Changes in assets and liabilities:
Cash value of life insurance	(276)	(144)
Accrued interest receivable	67	40
Other assets	(659)	7
Accrued interest payable	(16)	(73)
Other liabilities	(1,949)	116

Net cash (used in) provided by operating activities	(310)	1,105

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	(1,122)
Sales	662	17,928
Maturities/calls/paydowns	2,910	6,347
Sales (purchases) of restricted equity securities	(239)	1
Net increase in loans	(8,052)	(3,623)
Proceeds from the sale of foreclosed assets	—	300
Purchases of property and equipment, net of sales	(676)	(92)

Net cash (used in) provided by investing activities	(5,395)	19,739

Cash flows from financing activities
Net decrease in deposits	(4,366)	(5,610)
Net decrease in borrowings	—	(10,000)
Dividends paid	(402)	(172)

Net cash used in financing activities	(4,768)	(15,782)

Net increase (decrease) in cash and cash equivalents	(10,473)	5,062

Cash and cash equivalents, beginning	35,908	8,055

Cash and cash equivalents, ending	$25,435	$13,117

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2017 and 2016

Supplemental disclosure of cash flow information
Interest paid	$753	$841

Taxes paid	$—	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain or loss on available for sale securities	$582	$523

Transfers of loans to foreclosed properties	$—	$25

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

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through sixteen full-service banking offices and one loan production office. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

The consolidated financial statements as of June 30, 2017 and for the periods ended June 30, 2017 and 2016 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, or portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2015	$(116)	$(608)	$(724)
Other comprehensive gain before reclassifications	763	—	763
Amounts reclassified from accumulated other comprehensive gain	(240)	—	(240)

Balance June 30, 2016	$407	$(608)	$(201)

Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive gain before reclassifications	657	—	657
Amounts reclassified from accumulated other comprehensive gain	(75)	—	(75)

Balance June 30, 2017	$8	$(780)	$(772)

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

(unaudited)

Note1. Organization and Summary of Significant Accounting Policies, continued

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company applied the guidance prospectively. These amendments did not have a material effect on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2016. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $327 thousand and $68 thousand are included in the Company’s consolidated statements of income for three-month periods ended June 30, 2017 and 2016, respectively. Pre-tax merger-related costs of $642 thousand and $236 thousand are included in the Company’s consolidated statements of income for the six-month periods ended June 30, 2017 and 2016 respectively. These pre-tax merger-related costs are not included in the pro forma statements below.

	Three Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Net interest income	$5,119	$4,795
Net income (a)	$780	$860

Basic weighted average shares outstanding (b)	5,021,376	5,021,376
Basic earnings per common share	$0.16	$0.17

	Six Months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net interest income	$10,156	$9,760
Net income (a)	$1,427	$1,749

Basic weighted average shares outstanding (b)	5,021,376	5,021,376
Basic earnings per common share	$0.28	$0.35

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2017 and December 31, 2016 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Available for sale:
Government sponsored enterprises	$2,022	$82	$(19)	$2,085
Mortgage-backed securities	34,489	67	(281)	34,275
Corporate securities	3,038	23	(73)	2,988
State and municipal securities	20,041	264	(51)	20,254

	$59,590	$436	$(424)	$59,602

December 31, 2016
Available for sale:
Government sponsored enterprises	2,046	236	(73)	2,209
Mortgage-backed securities	36,021	4	(823)	35,202
Corporate securities	3,061	—	(87)	2,974
State and municipal securities	22,282	97	(224)	22,155

	$63,410	$337	$(1,207)	$62,540

Restricted equity securities were $1.4 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available for sale:
Government sponsored enterprises	$—	$—	$1,978	$(19)	$1,978	$(19)
Mortgage-backed securities	22,924	(265)	653	(16)	23,577	(281)
Corporate securities	—	—	1,427	(73)	1,427	(73)
State and municipal securities	3,598	(51)	—	—	3,598	(51)

Total securities available for sale	$26,522	$(316)	$4,058	$(108)	$30,580	$(424)

December 31, 2016
Available for sale:
Government sponsored enterprises	—	—	1,924	(73)	1,924	(73)
Mortgage-backed securities	31,759	(789)	688	(34)	32,447	(823)
Corporate securities	1,548	(12)	1,425	(75)	2,973	(87)
State and municipal securities	12,208	(224)	—	—	12,208	(224)

Total securities available for sale	$45,515	$(1,025)	$4,037	$(182)	$49,552	$(1,207)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At June 30, 2017, 23 debt securities with unrealized losses had depreciated 1.37 percent from their amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2017. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $662 thousand and $17.9 million for the six month periods ended June 30, 2017 and 2016, respectively and $662 thousand for the three month period ended June 30, 2017. There were no sales in the three month period ended June 30, 2016, however a gain of $3 thousand was realized as a result of an investment security being called prior to its scheduled maturity. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the six-month and three-month periods ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains	$113	$364	$113	3
Realized losses	—	—	—	—

	$113	$364	$113	$3

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

The scheduled maturities of securities available for sale at June 30, 2017, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$531	$534
Due after one year through five years	10,822	10,862
Due after five years through ten years	22,055	21,924
Due after ten years	26,182	26,282

	$59,590	$59,602

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $11.3 million and $11.2 million at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows:

(dollars in thousands)	2017	2016
Commercial & agricultural	$28,232	$26,086
Commercial mortgage	123,408	128,515
Construction & development	29,816	26,464
Farmland	34,326	33,531
Residential	192,947	187,188
Consumer & other	11,857	10,184

Total loans	420,586	411,968
Allowance for loan losses	(3,568)	(3,420)

Loans, net of allowance for loan losses	$417,018	$408,548

The major components of loans, net of fair value adjustments, acquired from Cardinal as of July 1, 2016, the acquisition date, are as follows:

(dollars in thousands)
Commercial & agricultural	$15,897
Commercial mortgage	76,968
Construction & development	7,800
Farmland	4,146
Residential	49,609
Consumer & other	3,432

Total loans acquired	$157,852

As of the acquisition date, all loans acquired from Cardinal were considered to be performing loans therefore there were no purchased credit impaired loans.

As of June 30, 2017 and December 31, 2016, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

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

As of June 30, 2017 and December 31, 2016, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance for loan losses by loan category three months ended June 30, 2017 and 2016 and the related asset balances as of June 30, 2017 and December 31, 2016:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Commercial & Agricultural	Commercial Mortgage	Construction & Development	Farmland	Residential	Consumer & Other	Total
For the Three Months Ended June 30, 2017
Allowance for loan losses:
Balance, March 31, 2017	$230	$644	$349	$401	$1,880	$72	$3,576
Charge-offs	(27)	—	—	—	(13)	(23)	(63)
Recoveries	2	—	—	—	—	3	5
Provision	9	(24)	(20)	(8)	71	22	50

Balance, June 30, 2017	$214	$620	$329	$393	$1,938	$74	$3,568

For the Three Months Ended June 30, 2016
Allowance for loan losses:
Balance, March 31, 2016	$130	$587	$335	$403	$1,816	$41	$3,312
Charge-offs	—	—	—	—	(3)	(14)	(17)
Recoveries	2	—	10	—	1	9	22
Provision	56	(16)	(77)	119	(97)	7	(8)

Balance, June 30, 2016	$188	$571	$268	$522	$1,717	$43	$3,309

For the Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$210	$600	$319	$342	$1,841	$108	$3,420
Charge-offs	(27)	(42)	—	—	(13)	(38)	(120)
Recoveries	29	—	56	—	15	10	110
Provision	2	62	(46)	51	95	(6)	158

Balance, June 30, 2017	$214	$620	$329	$393	$1,938	$74	$3,568

For the Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$136	$578	$344	$435	$1,887	$38	$3,418
Charge-offs	(19)	(11)	—	—	(25)	(36)	(91)
Recoveries	4	—	44	—	15	14	77
Provision	67	4	(120)	87	(160)	27	(95)

Balance, June 30, 2016	$188	$571	$268	$522	$1,717	$43	$3,309

June 30, 2017
Allowance for loan losses:
Ending balance	$214	$620	$329	$393	$1,938	$74	$3,568

Ending balance: individually evaluated for impairment	$—	$—	$—	$73	$163	$—	$236

Ending balance: collectively evaluated for impairment	$214	$620	$329	$320	$1,775	$74	$3,332

Loans outstanding:
Ending balance	$28,232	$123,408	$29,816	$34,326	$192,947	$11,857	$420,586

Ending balance: individually evaluated for impairment	$—	$113	$385	$5,612	$1,570	$—	$7,680

Ending balance: collectively evaluated for impairment	$28,232	$123,295	$29,431	$28,714	$191,377	$11,857	$412,906

December 31, 2016
Allowance for loan losses:
Ending balance	$210	$600	$319	$342	$1,841	$108	$3,420

Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$184	$—	$241

Ending balance: collectively evaluated for impairment	$210	$600	$319	$285	$1,657	$108	$3,179

Loans outstanding:
Ending balance	$26,086	$128,515	$26,464	$33,531	$187,188	$10,184	$411,968

Ending balance: individually evaluated for impairment	$—	$114	$580	$5,030	$1,533	$—	$7,257

Ending balance: collectively evaluated for impairment	$26,086	$128,401	$25,884	$28,501	$185,655	$10,184	$404,711

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of June 30, 2017 and December 31, 2016, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
June 30, 2017
Real Estate Secured:
1-4 residential construction	$5,187	$98	$—	$—	$5,285
Commercial construction	4,539	125	—	—	4,664
Land development & other land	18,979	346	—	542	19,867
Farmland	24,036	5,566	666	4,058	34,326
1-4 residential mortgage	124,430	11,441	26	2,692	138,589
Multifamily	27,273	1,304	—	—	28,577
Home equity and second mortgage	24,595	952	—	234	25,781
Commercial mortgage	104,633	12,592	680	5,503	123,408
Non-Real Estate Secured:
Commercial & agricultural	25,284	2,125	466	357	28,232
Civic organizations	4,516	—	—	—	4,516
Consumer-auto	1,679	36	—	—	1,715
Consumer-other	5,459	167	—	—	5,626

Total	$370,610	$34,752	$1,838	$13,386	$420,586

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

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2017 and December 31, 2016:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
June 30, 2017
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$5,285	$5,285	$—	$—
Commercial construction	—	—	—	—	4,664	4,664	—	—
Land development & other land	249	—	385	634	19,233	19,867	—	609
Farmland	—	—	969	969	33,357	34,326	—	4,212
1-4 residential mortgage	401	366	293	1,060	137,529	138,589	—	491
Multifamily	—	—	—	—	28,577	28,577	—	—
Home equity and second mortgage	59	—	130	189	25,592	25,781	—	130
Commercial mortgage	—	—	204	204	123,204	123,408	—	213
Non-Real Estate Secured:
Commercial & agricultural	—	103	31	134	28,098	28,232	—	107
Civic organizations	—	—	—	—	4,516	4,516	—	—
Consumer-auto	—	—	—	—	1,715	1,715	—	—
Consumer-other	—	—	—	—	5,626	5,626	—	—

Total	$709	$469	$2,012	$3,190	$417,396	$420,586	$—	$5,762

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

As of June 30, 2017 and December 31, 2016, respectively, the recorded investment in impaired loans totaled $14.0 million and $13.3 million. The total amount of collateral-dependent impaired loans at June 30, 2017 and December 31, 2016, respectively, was $4.7 million and $4.0 million. As of June 30, 2017 and December 31, 2016, respectively, $4.5 million and $4.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $9.8 million and $10.0 million in troubled debt restructured loans included in impaired loans at June 30, 2017 and December 31, 2016, respectively.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of June 30, 2017 and December 31, 2016, respectively, $6.4 million and $6.1 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $351 thousand and $315 thousand of related allowance.

The following table is a summary of information related to impaired loans as of June 30, 2017 and December 31, 2016:

Impaired Loans

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized
June 30, 2017
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—	$—	$—
Land development & other land	385	385	—	387	—	385	—
Farmland	3,695	3,695	—	3,708	—	3,695	—
1-4 residential mortgage	175	175	—	175	5	175	2
Home equity and second mortgage	125	125	—	125	2	125	2
Commercial mortgage	113	113	—	114	—	113	—
Commercial & agricultural	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	1	—	1

Subtotal	4,493	4,493	—	4,509	8	4,493	5

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	410	410	23	423	7	410	3
Farmland	2,361	2,361	98	2,493	65	2,362	34
1-4 residential mortgage	5,883	6,040	418	6,100	148	6,033	73
Home equity and second mortgage	172	177	9	178	4	177	2
Commercial mortgage	639	775	35	913	43	903	33
Commercial & agricultural	78	78	4	100	8	88	7
Consumer & other	—	—	—	2	—	1	—

Subtotal	9,543	9,841	587	10,209	275	9,974	152

Totals:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	795	795	23	810	7	795	3
Farmland	6,056	6,056	98	6,201	65	6,057	34
1-4 residential mortgage	6,058	6,215	418	6,275	153	6,208	75
Home equity and second mortgage	297	302	9	303	6	302	4
Commercial mortgage	752	888	35	1,027	43	1,016	33
Commercial & agricultural	78	78	4	100	8	88	7
Consumer & other	—	—	—	2	1	1	1

Total	$14,036	$14,334	$587	$14,718	$283	$14,467	$157

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of June 30, 2017 and June 30, 2016:

For the Six Months Ended June 30, 2017

TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	2	298	298	—	—	—
1-4 residential mortgage	1	48	48	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	3	$346	$346	—	$—	$—

During the six months ended June 30, 2017, three loans were modified that were considered to be TDRs. Term concessions only were granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2017.

(1)	Loans past due 30 days or more are considered to be in default.

For the Three Months Ended June 30, 2017

TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	1	48	48	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$48	$48	—	$—	$—

During the quarter ended June 30, 2017, one loan was modified that was considered to be a TDR. Term concession was granted for the one loan and no additional funds were advanced.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

For the Six Months Ended June 30, 2016

TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	5	565	588	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	5	$565	$588	—	$—	$—

During the six months ended June 30, 2016, five loans were modified that were considered to be TDRs. Term concessions only were granted for five loans; and additional funds were advanced on two loans to pay real estate taxes and closing costs. No TDRs identified in twelve months prior to June 30, 2016 subsequently defaulted in the quarter ended June 30, 2016.

(1)	Loans past due 30 days or more are considered to be in default.

For the Three Months Ended June 30, 2016

TDRs identified in the last twelve
(dollars in thousands)	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Land development & other land	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
1-4 residential mortgage	1	171	180	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$171	$180	—	$—	$—

During the quarter ended June 30, 2016, one loan was modified that was considered to be a TDR. Term concession was granted for the one loan and additional funds were advanced to pay taxes and closing cost.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	96	98	48	49
Expected return on plan assets	(276)	(280)	(138)	(140)
Amortization of prior service cost	—	—	—	—
Recognized net loss due to settlement	—	28	—	14
Recognized net actuarial (gain)/loss	14	6	7	3

Net periodic benefit cost	$(166)	$(148)	$(83)	$(74)

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$48,774	$54,667
Standby letters of credit	982	—

	$49,756	$54,667

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017

Financial Instruments - Assets
Net Loans	$417,018	$414,405	$—	$413,949	$456

Financial Instruments – Liabilities
Time Deposits	159,755	157,615	—	157,615	—

December 31, 2016

Financial Instruments - Assets
Net Loans	$408,548	$405,876	$—	$405,410	$466

Financial Instruments – Liabilities
Time Deposits	167,355	165,257	—	165,257	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Investment securities available for sale
Government sponsored enterprises	$2,085	$—	$2,085	$—
Mortgage-backed securities	34,275	—	34,275	—
Corporate securities	2,988	—	2,988	—
State and municipal securities	20,254	—	20,254	—

Total assets at fair value	$59,602	$—	$59,602	$—

December 31, 2016
Investment securities available for sale
Government sponsored enterprises	$2,209	$—	$2,209	$—
Mortgage-backed securities	35,202	—	35,202	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	22,155	—	22,155	—

Total assets at fair value	$62,540	$—	$62,540	$—

No liabilities were recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. There were no significant transfers between levels during the years ended June 30, 2017 and December 31, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016. Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
June 30, 2017
(dollars in thousands)
Impaired loans	$456	$—	$—	$456
Foreclosed assets	60	—	—	60

Total assets at fair value	$516	$—	$—	$516

	Total	Level 1	Level 2	Level 3
December 31, 2016
(dollars in thousands)
Impaired loans	$466	$—	$—	$466
Foreclosed assets	70	—	—	70

Total assets at fair value	$536	$—	$—	$536

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$456	$466	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$60	$70	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 9. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2017 and December 31, 2016 is as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Gross carrying amount	$2,469	$2,469
Accumulated amortization	284	142

Net book value	$2,185	$2,327

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total capital (to risk weighted assets)	$55,028	13.05%	$33,726	8.00%	$42,157	10.00%
Tier 1 Capital (to risk weighted assets)	$51,397	12.19%	$25,294	6.00%	$33,726	8.00%
Common Equity Tier 1 (to risk weighted assets)	$51,397	12.19%	$18,971	4.50%	$27,402	6.50%
Tier 1 Capital (to average total assets)	$51,397	9.38%	$21,921	4.00%	$27,401	5.0%

December 31, 2016
Total capital (to risk weighted assets)	$53,657	12.72%	$33,744	8.00%	$42,180	10.00%
Tier 1 Capital (to risk weighted assets)	$50,111	11.88%	$25,308	6.00%	$33,744	8.00%
Common Equity Tier 1 (to risk weighted assets)	$50,111	11.88%	$18,981	4.50%	$27,417	6.50%
Tier 1 Capital (to average total assets)	$50,111	9.01%	$22,242	4.00%	$27,803	5.00%

Note 11. Subsequent Events

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2017 and 2016

The Company recorded pre-tax earnings of $1.2 million for the quarter ended June 30, 2017 compared to $818 thousand for the same period in 2016. Income tax expense increased by $69 thousand from the second quarter of 2016 to 2017 resulting in net income of $803 thousand for the second quarter of 2017 compared to $540 thousand for the same period in 2016. The increase in pre-tax earnings of $332 thousand from the second quarter of 2016 to the second quarter of 2017 was due primarily to the Company’s increased size as a result of the merger with Cardinal.

Total interest income increased by $2.4 million for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016, while total interest expense increased by $24 thousand over the same period. The increase in interest income was attributable primarily to the merger with Cardinal, which added approximately $157.9 million in loans and $16.0 million in investment securities to the Company’s earning assets. Interest income on loans was also positively impacted by the accretion of purchase accounting discounts applied to the Cardinal loan portfolio at acquisition. Interest expense on deposits increased by $121 thousand due to the addition of interest-bearing deposits from the Cardinal merger. Interest expense on borrowings decreased by $97 thousand compared to the second quarter of 2016 due to the elimination of borrowings in the fourth quarter of 2016.

The provision for loan losses was $50 thousand for the quarter ended June 30, 2017, compared to a negative $8 thousand for the quarter ended June 30, 2016. The reserve for loan losses at June 30, 2017 was approximately 0.85% of total loans, compared to 1.35% at June 30, 2016. The decrease in the reserve percentage was due to the Cardinal acquisition and the application of purchase accounting guidance which required the elimination of Cardinal’s loan loss reserves. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $1.0 million in the second quarter of 2017 compared to $649 thousand in the second quarter of 2016. The increase was due primarily to service charges on deposit accounts, as well as other account-based service charges and fees, which were higher due to the increased number of accounts and deposit balances resulting from the Cardinal merger.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Total noninterest expense increased by $2.3 million for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 due to the Cardinal acquisition. Salaries and employee benefit expenses increased by $950 thousand as the number of employees increased from approximately 110 in the second quarter of 2016, to 175 in the second quarter of 2017. Occupancy and equipment expenses increased by $166 thousand from the second quarter of 2016 to 2017, due to the addition of seven Cardinal branch facilities. Merger related expenses totaled $327 thousand in the second quarter of 2017 compared to $68 thousand in the second quarter of 2016. Merger related costs for the quarter ended June 30, 2017 primarily consisted of data processing costs related to the systems conversion that was completed in March 2017. Management believes the majority of all merger-related costs have now been recognized and any remaining charges are not expected to have a significant impact on future earnings.

Results of Operations for the Six Months ended June 30, 2017 and 2016

For the six months ended June 30, 2017, total interest income increased by $4.6 million compared to the six-month period ended June 30, 2016. As noted in the above discussion, the Company’s operations were impacted by the July 1, 2016 completion of the merger with Cardinal. The increase in income was due primarily to the increase in loans resulting from the merger. Interest expense on deposits increased by $216 thousand for the six-month period ended June 30, 2017 due to interest on acquired deposit balances. Overall deposit rates have continued to decrease as higher-yielding time deposits reprice to lower rates or migrate to lower-yielding non-maturity deposits. Interest on borrowings decreased by $248 thousand due to the repayment of fixed-rate borrowings in both the first and fourth quarters of 2016.

The provision for loan losses for the six-month period ended June 30, 2017 was $158 thousand, compared to a negative $95 thousand for the six-month period ended June 30, 2016. The increase in 2017 was due to overall growth in the loan portfolio. The negative provision in 2016 was due to improvement in the bank’s overall asset quality as evidenced by lower levels of charge-offs, non-performing assets, and past-due loans, when compared to prior years. Asset quality has remained relatively consistent over the past year.

Noninterest income increased by $272 thousand for the first six months of 2017, compared to the same period in 2016. Income from service charges and fees increased primarily as result of the merger with Cardinal. Securities gains decreased by $251 thousand due to the liquidation of investment securities in 2016 to fund loan growth and the repayment of borrowings. Without the nonrecurring securities gains, noninterest income would have increased by $523 thousand for the six-month period ended June 30, 2017 compared to the same period last year.

Total noninterest expenses increased by $4.1 million for the six-month period ended June 30, 2017, compared to the same period in 2016. Salaries and employee benefits increased by $2.1 million due primarily to the aforementioned increase in employees resulting from the Cardinal merger. Merger related expenses totaled $642 thousand for the six months ended June 30, 2017 compared to $236 thousand for the six months ended June 30, 2016.

In total, income before taxes increased by $585 thousand over the first six months of 2017 compared to the first six months of 2016. Income tax expense increased by $75 thousand over the prior year, resulting in an increase in net income of $510 thousand for the six months ended June 30, 2017.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $4.9 million, or 0.87%, from $558.9 million at December 31, 2016 to $554.0 million at June 30, 2017, due primarily to a decrease in interest-bearing deposits. Cash and cash equivalent balances decreased by $10.5 million and investment securities decreased by $2.9 million as balances were used to fund the decrease in deposits as well as an increase in loans. Net loans totaled $417.0 million at June 30, 2017 compared to $408.5 million at December 31, 2016. This represents an increase in net loans of $8.5 million, or 2.07% for the six-month period.

Noninterest bearing deposits increased by $2.8 million from $127.2 million at December 31, 2016 to $130.0 million at June 30, 2017. Interest bearing deposits decreased by $7.3 million over the same time period. The result was a decrease in total deposits of $4.5 million, or 0.90%, from $499.4 million at December 31, 2016 to $494.9 million at June 30, 2017.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $4.7 million at December 31, 2016 to $5.8 million at June 30, 2017. Foreclosed assets consists of one property totaling $60 thousand at June 30, 2017. The foreclosed property is being marketed for sale. There were no loans past due more than ninety days and still accruing interest at June 30, 2017 or December 31, 2016.

Nonaccrual loans increased from $4.7 million at December 31, 2016 to $5.8 million at June 30, 2017. During the first six months of 2017, loans totaling $1.7 million were added to nonaccrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

(dollars in thousands)	June 30, 2017	December 31, 2016
Nonperforming Assets
Nonaccrual loans	$5,762	$4,664
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	5,762	4,664
Other real estate owned	60	70

Total nonperforming assets	$5,822	$4,734

Nonperforming assets to total assets	1.05%	0.85%

Nonperforming loans to total loans	1.37%	1.13%

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

At June 30, 2017, the allowance for loan losses included $587 thousand specifically reserved for impaired loans in the amount of $9.5 million. Based on impairment analysis, loans totaling $4.5 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2016 totaled $13.3 million, of which $9.0 million required specific reserves of $556 thousand.

Summary of Loan Loss Experience

	Six	Six
	months	months	Year
	ended	ended	ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2017	2016	2016
Total loans outstanding at end of period	$420,586	$244,800	$411,968

Allowance for loan losses, beginning of period	$3,420	$3,418	$3,418

Charge offs:
Commercial & agricultural	(27)	(19)	(19)
Commercial mortgage	(42)	(11)	(21)
Construction & development	—	—	(20)
Farmland	—	—	—
Residential	(13)	(25)	(84)
Consumer & other	(38)	(36)	(70)

Total charge-offs	$(120)	$(91)	$(214)

Recoveries:
Commercial & agricultural	29	4	8
Commercial mortgage	—	—	—
Construction & development	56	44	98
Farmland	—	—	59
Residential	15	15	22
Consumer & other	10	14	34

Total recoveries	110	77	221

Net charge-offs	$(10)	$(14)	$7

Provision (recovery) of allowance	158	(95)	(5)

Allowance for loan losses at end of period	$3,568	$3,309	$3,420

Ratios:
Allowance for loan losses to loans at end of period	0.85%	1.35%	0.83%

Net charge-offs to allowance for loan losses	0.28%	0.42%	(0.20)%

Net charge-offs to provisions for loan losses	6.33%	n/a	n/a

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2017 totaled $5.0 million, or 1.20% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $57.1 million at June 30, 2017 compared to $55.5 million at December 31, 2016. The increase in equity resulted from earnings of $1.5 million plus a net change in unrealized depreciation of investment securities classified as available for sale totaling $582 thousand, less the payment of dividends of $402 thousand.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $28.0 million at June 30, 2017. No balances were outstanding on these lines at June 30, 2017 or December 31, 2016. In addition, the Bank has the ability to borrow up to approximately $139.6 million from the Federal Home Loan Bank, subject to the pledging of collateral. The Bank had no debt outstanding classified as long-term at June 30, 2017 or December 31, 2016.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements and are considered to be “well capitalized.”

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2016 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 14, 2017	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.