Form 10-Q
period 2017-09-30
Parkway Acquisition Corp.
filed 2017-11-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of November 14, 2017.

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30,	December 31,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,978	$7,215
Interest-bearing deposits with banks	8,968	19,399
Federal funds sold	4,478	9,294
Investment securities available for sale	51,933	62,540
Restricted equity securities	1,388	1,149
Loans, net of allowance for loan losses of $3,530 at September 30, 2017 and $3,420 at December 31, 2016	419,743	408,548
Cash value of life insurance	17,237	16,850
Foreclosed assets	—	70
Property and equipment, net	17,713	17,970
Accrued interest receivable	1,579	1,732
Core deposit intangible	2,115	2,327
Deferred tax assets, net	4,598	5,872
Other assets	9,739	5,890

	$546,469	$558,856

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$126,944	$127,224
Interest-bearing	359,255	372,163

Total deposits	486,199	499,387

Accrued interest payable	140	57
Other liabilities	2,333	3,946

	488,672	503,390

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 5,021,376 issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Surplus	26,166	26,166
Retained earnings	32,492	30,654
Accumulated other comprehensive loss	(861)	(1,354)

	57,797	55,466

	$546,469	$558,856

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Nine Months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$15,390	$11,185
Interest-bearing deposits in banks	36	16
Federal funds sold	80	26
Investment securities:
Taxable	993	814
Exempt from federal income tax	—	1
Dividends	62	52

	16,561	12,094

Interest expense
Deposits	1,107	981
Interest on borrowings	1	346

	1,108	1,327

Net interest income	15,453	10,767

Provision for loan losses	233	14

Net interest income after provision for loan losses	15,220	10,753

Noninterest income
Service charges on deposit accounts	987	889
Other service charges and fees	1,187	956
Net realized gains on securities	126	364
Mortgage loan origination fees	203	124
Increase in cash value of life insurance	333	256
Bargain purchase gain	—	182
Other income	95	134

	2,931	2,905

Noninterest expense
Salaries and employee benefits	7,529	5,561
Occupancy and equipment	1,652	1,145
Foreclosed asset expense, net	33	63
Data processing expense	885	551
FDIC assessments	225	222
Advertising	471	141
Bank franchise tax	250	171
Director fees	190	119
Merger related expense	698	720
Other expense	2,430	1,928

	14,363	10,621

Income before income taxes	3,788	3,037

Income tax expense	1,147	1,016

Net income	$2,641	$2,021

Basic earnings per share	$0.53	$0.55

Weighted average shares outstanding	5,021,376	3,695,571

Dividends declared per share	$0.16	$0.13

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended September 30, 2017 and 2016

	Three Months Ended
	September 30,
(dollars in thousands except share amounts)	2017	2016
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,222	$5,390
Interest-bearing deposits in banks	14	16
Federal funds sold	21	12
Investment securities:
Taxable	319	294
Dividends	6	30

	5,582	5,742

Interest expense
Deposits	370	460
Interest on borrowings	1	99

	371	559

Net interest income	5,211	5,183

Provision for loan losses	75	109

Net interest income after provision for loan losses	5,136	5,074

Noninterest income
Service charges on deposit accounts	350	372
Other service charges and fees	417	396
Net realized gains on securities	13	(1)
Mortgage loan origination fees	91	81
Increase in cash value of life insurance	111	112
Bargain purchase gain	—	182
Other income	39	125

	1,021	1,267

Noninterest expense
Salaries and employee benefits	2,489	2,579
Occupancy and equipment	555	600
Foreclosed asset expense, net	17	10
Data processing expense	306	305
FDIC assessments	75	102
Advertising	138	38
Bank franchise tax	82	81
Director fees	52	51
Merger related expense	56	484
Other expense	710	581

	4,480	4,831

Income before income taxes	1,677	1,510

Income tax expense	520	464

Net income	$1,157	$1,046

Basic earnings per share	$0.23	$0.21

Weighted average shares outstanding	5,021,376	5,021,376

Dividends declared per share	$0.08	$0.06

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine Months and Three Months ended September 30, 2017 and 2016

	Nine Months ended September 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Net income	$2,641	$2,021

Other comprehensive income:
Unrealized gains on investment securities:
Unrealized gains arising during the period	872	1,319
Tax related to unrealized gains	(296)	(447)
Reclassification of realized gains during the period	(126)	(364)
Tax related to realized gains	43	123

Total other comprehensive income	493	631

Total comprehensive income	$3,134	$2,652

	Three Months ended September 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Net income	$1,157	$1,046

Other comprehensive income:
Unrealized gains on investment securities:
Unrealized gains arising during the period	148	163
Tax related to unrealized gains	(50)	(54)
Reclassification of realized gains during the period	(13)	(1)
Tax related to realized gains	4	—

Total other comprehensive income	89	108

Total comprehensive income	$1,246	$1,154

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2017 and 2016 (unaudited)

(dollars in thousands except share amounts)

	Common Stock			Retained	Accumulated Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656

Net income	—	—	—	2,021	—	2,021
Other comprehensive income	—	—	—	—	631	631
Conversion of common stock in connection with new holding company on July 1, 2016:
Exchange of Grayson common stock, $1.25 par value	(1,718,968)	(2,149)	—	—	—	(2,149)
For Parkway common stock, no par value	3,025,384	—	2,149	—	—	2,149
Issuance of common stock in connection with acquisition of Cardinal Bankshares Corp	1,996,453	—	23,500	—	—	23,500
Redemption of fractional shares issued in acquisition of Cardinal Bankshares Corp	(461)	—	(5)	—	—	(5)
Dividends paid prior to conversion	—	—	—	(173)	—	(173)
Dividends paid ($0.06 per share)	—	—	—	(301)	—	(301)

Balance, September 30, 2016	5,021,376	$—	$26,166	$30,256	$(93)	$56,329

Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	2,641	—	2,641
Other comprehensive income	—	—	—	—	493	493
Dividends paid ($0.16 per share)	—	—	—	(803)	—	(803)

Balance, September 30, 2017	5,021,376	$—	$26,166	$32,492	$(861)	$57,797

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,641	$2,021
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	975	587
Amortization of core deposit intangibles	212	71
Accretion of loan discount and deposit premium	(995)	(658)
Bargain purchase gain	—	(182)
Provision for loan losses	233	14
Deferred income taxes	1,021	1,341
Net realized gains on securities	(126)	(364)
Accretion of discount on securities, net of amortization of premiums	531	410
Deferred compensation	(64)	(54)
Net realized loss on foreclosed assets	23	37
Life insurance income	—	(97)
Changes in assets and liabilities:
Cash value of life insurance	(387)	(256)
Accrued interest receivable	153	299
Other assets	(3,849)	16
Accrued interest payable	83	22
Other liabilities	(1,549)	(550)

Net cash (used in) provided by operating activities	(1,098)	2,657

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(1,914)	(11,912)
Sales	8,523	55,115
Maturities/calls/paydowns	4,339	13,492
Sales (purchases) of restricted equity securities	(239)	681
Net increase in loans	(10,625)	(8,945)
Proceeds from life insurance contracts	—	321
Proceeds from the sale of foreclosed assets	47	326
Purchases of property and equipment, net of sales	(718)	(551)
Cash received in business combination	—	11,698

Net cash (used in) provided by investing activities	(587)	60,225

Cash flows from financing activities
Net decrease in deposits	(12,996)	(8,415)
Net decrease in borrowings	—	(18,000)
Cash paid for fractional shares	—	(5)
Dividends paid	(803)	(474)

Net cash used in financing activities	(13,799)	(26,894)

Net (decrease) increase in cash and cash equivalents	(15,484)	35,988

Cash and cash equivalents, beginning	35,908	8,055

Cash and cash equivalents, ending	$20,424	$44,043

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2017 and 2016

Supplemental disclosure of cash flow information
Interest paid	$1,025	$1,306

Taxes paid	$—	$60

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$493	$631

Transfers of loans to foreclosed properties	$—	$25

Business combinations
Assets acquired	$—	$252,426
Liabilities assumed	—	228,744

Net assets	$—	$23,682

Bargain purchase gain	$—	$182

Stock issued to acquire Cardinal Bankshares Corp.	$—	$23,500

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

Upon completion of the merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through sixteen full-service banking offices and two loan production offices. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

The consolidated financial statements as of September 30, 2017 and for the periods ended September 30, 2017 and 2016 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three-month or nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2015	$(116)	$(608)	$(724)
Other comprehensive gain before reclassifications	872	—	872
Amounts reclassified from accumulated other comprehensive gain	(241)	—	(241)

Balance September 30, 2016	$515	$(608)	$(93)

Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive gain before reclassifications	576	—	576
Amounts reclassified from accumulated other comprehensive gain	(83)	—	(83)

Balance September 30, 2017	$(81)	$(780)	$(861)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2017 and December 31, 2016 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Available for sale:
Government sponsored enterprises	$25	$95	$—	$120
Mortgage-backed securities	29,359	5	(349)	29,015
Corporate securities	3,027	—	(70)	2,957
State and municipal securities	19,646	250	(55)	19,841

	$52,057	$350	$(474)	$51,933

December 31, 2016
Available for sale:
Government sponsored enterprises	$2,046	$236	$(73)	$2,209
Mortgage-backed securities	36,021	4	(823)	35,202
Corporate securities	3,061	—	(87)	2,974
State and municipal securities	22,282	97	(224)	22,155

	$63,410	$337	$(1,207)	$62,540

Restricted equity securities were $1.4 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available for sale:
Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	23,487	(331)	650	(18)	24,137	(349)
Corporate securities	1,526	(1)	1,431	(69)	2,957	(70)
State and municipal securities	4,058	(26)	1,741	(29)	5,799	(55)

Total securities available for sale	$29,071	$(358)	$3,822	$(116)	$32,893	$(474)

December 31, 2016
Available for sale:
Government sponsored enterprises	$—	$—	$1,924	$(73)	$1,924	$(73)
Mortgage-backed securities	31,759	(789)	688	(34)	32,447	(823)
Corporate securities	1,548	(12)	1,425	(75)	2,973	(87)
State and municipal securities	12,208	(224)	—	—	12,208	(224)

Total securities available for sale	$45,515	$(1,025)	$4,037	$(182)	$49,552	$(1,207)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At September 30, 2017, debt securities with unrealized losses had combined losses of $474 thousand, or 1.42 percent of their amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company has the ability to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2017. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $8.5 million and $55.1 million for the nine month periods ended September 30, 2017 and 2016, respectively and $7.9 million and $37.2 million for the three month periods ended September 30, 2017 and 2016, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains	$141	$369	$28	$—
Realized losses	(15)	(5)	(15)	(1)

	$126	$364	$13	$(1)

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

The scheduled maturities of securities available for sale at September 30, 2017, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$733	$736
Due after one year through five years	8,491	8,522
Due after five years through ten years	21,403	21,200
Due after ten years	21,430	21,475

	$52,057	$51,933

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $11.3 million and $11.2 million at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Commercial & agricultural	$28,605	$26,086
Commercial mortgage	125,149	128,515
Construction & development	25,557	26,464
Farmland	34,096	33,531
Residential	198,141	187,188
Consumer & other	11,725	10,184

Total loans	423,273	411,968
Allowance for loan losses	(3,530)	(3,420)

Loans, net of allowance for loan losses	$419,743	$408,548

As of September 30, 2017 and December 31, 2016, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

Note 4. Allowance for Loan Losses and Impaired Loans

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

As of September 30, 2017 and December 31, 2016, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance for loan losses by loan category three months ended September 30, 2017 and 2016 and the related asset balances as of September 30, 2017 and December 31, 2016:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial		Construction
	&	Commercial	&			Consumer
(dollars in thousands)	Agricultural	Mortgage	Development	Farmland	Residential	& Other	Total
For the Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, June 30, 2017	$214	$620	$329	$393	$1,938	$74	$3,568
Charge-offs	—	—	—	(34)	(76)	(13)	(123)
Recoveries	2	—	—	—	4	4	10
Provision	57	28	(75)	8	46	11	75

Balance, September 30, 2017	$273	$648	$254	$367	$1,912	$76	$3,530

For the Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, June 30, 2016	$188	$571	$269	$522	$1,717	$42	$3,309
Charge-offs	—	(10)	(20)	—	(19)	(19)	(68)
Recoveries	2	—	49	55	6	18	130
Provision	35	45	(52)	(5)	61	25	109

Balance, September 30, 2016	$225	$606	$246	$572	$1,765	$66	$3,480

For the Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$210	$600	$319	$342	$1,841	$108	$3,420
Charge-offs	(27)	(42)	—	(34)	(89)	(51)	(243)
Recoveries	31	—	56	—	19	14	120
Provision	59	90	(121)	59	141	5	233

Balance, September 30, 2017	$273	$648	$254	$367	$1,912	$76	$3,530

For the Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$136	$578	$344	$435	$1,887	$38	$3,418
Charge-offs	(19)	(21)	(20)	—	(44)	(56)	(160)
Recoveries	6	—	93	55	22	32	208
Provision	102	49	(171)	82	(100)	52	14

Balance, September 30, 2016	$225	$606	$246	$572	$1,765	$66	$3,480

September 30, 2017
Allowance for loan losses:
Ending balance	$273	$648	$254	$367	$1,912	$76	$3,530

Ending balance: individually evaluated for impairment	$—	$—	$—	$47	$86	$—	$133

Ending balance: collectively evaluated for impairment	$273	$648	$254	$320	$1,826	$76	$3,397

Loans outstanding:
Ending balance	$28,605	$125,149	$25,557	$34,096	$198,141	$11,725	$423,273

Ending balance: individually evaluated for impairment	$—	$113	$180	$5,435	$1,565	$—	$7,293

Ending balance: collectively evaluated for impairment	$28,605	$125,036	$25,377	$28,661	$196,576	$11,725	$415,980

December 31, 2016
Allowance for loan losses:
Ending balance	$210	$600	$319	$342	$1,841	$108	$3,420

Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$184	$—	$241

Ending balance: collectively evaluated for impairment	$210	$600	$319	$285	$1,657	$108	$3,179

Loans outstanding:
Ending balance	$26,086	$128,515	$26,464	$33,531	$187,188	$10,184	$411,968

Ending balance: individually evaluated for impairment	$—	$114	$580	$5,030	$1,533	$—	$7,257

Ending balance: collectively evaluated for impairment	$26,086	$128,401	$25,884	$28,501	$185,655	$10,184	$404,711

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2017 and December 31, 2016, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
(dollars in thousands)	Pass	Watch	Mention	Substandard	Total
September 30, 2017
Real Estate Secured:
1-4 residential construction	$2,860	$—	$—	$—	$2,860
Commercial construction	2,446	—	—	—	2,446
Land development & other land	19,093	615	—	543	20,251
Farmland	23,436	5,790	8	4,862	34,096
1-4 residential mortgage	127,760	10,155	258	2,668	140,841
Multifamily	28,360	1,095	—	—	29,455
Home equity and second mortgage	25,832	1,883	—	130	27,845
Commercial mortgage	105,056	12,938	1,815	5,340	125,149
Non-Real Estate Secured:
Commercial & agricultural	25,563	1,866	640	536	28,605
Civic organizations	4,166	—	—	—	4,166
Consumer-auto	1,689	81	—	—	1,770
Consumer-other	5,632	157	—	—	5,789

Total	$371,893	$34,580	$2,721	$14,079	$423,273

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2017 and December 31, 2016:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
September 30, 2017
Real Estate Secured:
1-4 residential construction	$—	$—	$—	$—	$2,860	$2,860	$—	$—
Commercial construction	—	—	—	—	2,446	2,446	—	—
Land development & other land	—	33	475	508	19,743	20,251	—	475
Farmland	—	—	728	728	33,368	34,096	—	4,031
1-4 residential mortgage	433	145	607	1,185	139,656	140,841	—	795
Multifamily	—	—	—	—	29,455	29,455	—	—
Home equity and second mortgage	149	214	125	488	27,357	27,845	—	130
Commercial mortgage	—	—	203	203	124,946	125,149	—	211
Non-Real Estate Secured:
Commercial & agricultural	26	20	23	69	28,536	28,605	—	96
Civic organizations	—	—	—	—	4,166	4,166	—	—
Consumer-auto	—	—	—	—	1,770	1,770	—	—
Consumer-other	9	—	—	9	5,780	5,789	—	—

Total	$617	$412	$2,161	$3,190	$420,083	$423,273	$—	$5,738

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

As of September 30, 2017 and December 31, 2016, respectively, the recorded investment in impaired loans totaled $13.2 million and $13.3 million. The total amount of collateral-dependent impaired loans at September 30, 2017 and December 31, 2016, respectively, was $4.4 million and $4.0 million. As of September 30, 2017 and December 31, 2016, respectively, $4.1 million and $4.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $9.1 million and $10.0 million in troubled debt restructured loans included in impaired loans at September 30, 2017 and December 31, 2016, respectively.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Impaired Loans, continued

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2017 and December 31, 2016, respectively, $5.9 million and $6.1 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $328 thousand and $315 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2017 and December 31, 2016:

Impaired Loans

				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2017
With no related allowance recorded:
1-4 Residential Construction	$—	$—	$—	$—	$—	$—	$—
Land development & other land	181	181	—	336	—	238	—
Farmland	3,778	3,812	—	3,895	1	3,861	—
1-4 residential mortgage	—	—	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	—	—	—
Commercial mortgage	113	113	—	114	—	113	—
Commercial & agricultural	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Subtotal	4,072	4,106	—	4,345	1	4,212	—

With an allowance recorded:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	398	398	22	417	10	406	3
Farmland	2,096	2,096	73	2,234	95	2,106	28
1-4 residential mortgage	5,732	5,917	309	6,246	220	6,185	70
Home equity and second mortgage	291	291	26	298	6	297	2
Commercial mortgage	496	632	27	910	49	720	6
Commercial & agricultural	69	95	4	121	9	99	1
Consumer & other	—	—	—	2	2	—	1

Subtotal	9,082	9,429	461	10,228	391	9,813	111

Totals:
1-4 Residential Construction	—	—	—	—	—	—	—
Land development & other land	579	579	22	753	10	644	3
Farmland	5,874	5,908	73	6,129	96	5,967	28
1-4 residential mortgage	5,732	5,917	309	6,246	220	6,185	70
Home equity and second mortgage	291	291	26	298	6	297	2
Commercial mortgage	609	745	27	1,024	49	833	6
Commercial & agricultural	69	95	4	121	9	99	1
Consumer & other	—	—	—	2	2	—	1

Total	$13,154	$13,535	$461	$14,573	$392	$14,025	$111

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2017 and September 30, 2016:

For the Nine Months Ended September 30, 2017

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

During the nine months ended September 30, 2017, three loans were modified that were considered to be TDRs. Term concessions only were granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2017.

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended September 30, 2017, no loans were modified that were considered to be a TDR.

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

During the nine months ended September 30, 2016, five loans were modified that were considered to be TDRs. Term concessions only were granted for five loans; and additional funds were advanced on two loans to pay real estate taxes and closing costs. No TDRs identified in twelve months prior to September 30, 2016 subsequently defaulted in the quarter ended September 30, 2016.

During the three months ended September 30, 2016, no loans were modified that were considered to be a TDR.

(1)	Loans past due 30 days or more are considered to be in default.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	144	147	48	49
Expected return on plan assets	(414)	(419)	(138)	(140)
Amortization of prior service cost	—	—	—	—
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial (gain)/loss	21	8	7	3

Net periodic benefit cost	$(249)	$(264)	$(83)	$(88)

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2016 and there is no required contribution for 2017. Based on this we do not anticipate making a contribution to the plan in 2017.

Note 6. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$50,562	$54,667
Standby letters of credit	1,118	—

	$51,680	$54,667

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Financial Instruments - Assets
Net Loans	$419,743	$417,044	$—	$415,867	$1,177
Financial Instruments – Liabilities
Time Deposits	151,929	149,711	—	149,711	—
December 31, 2016
Financial Instruments - Assets
Net Loans	$408,548	$405,876	$—	$405,410	$466
Financial Instruments – Liabilities
Time Deposits	167,355	165,257	—	165,257	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017
Investment securities available for sale
Government sponsored enterprises	$120	$—	$120	$—
Mortgage-backed securities	29,015	—	29,015	—
Corporate securities	2,957	—	2,957	—
State and municipal securities	19,841	—	19,841	—

Total assets at fair value	$51,933	$—	$51,933	$—

December 31, 2016
Investment securities available for sale
Government sponsored enterprises	$2,209	$—	$2,209	$—
Mortgage-backed securities	35,202	—	35,202	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	22,155	—	22,155	—

Total assets at fair value	$62,540	$—	$62,540	$—

No liabilities were recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. There were no significant transfers between levels during the years ended September 30, 2017 and December 31, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016. Assets measured at fair value on a nonrecurring basis are included in the table below.

September 30, 2017	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Impaired loans	$1,177	$—	$—	$1,177
Foreclosed assets	—	—	—	—

Total assets at fair value	$1,177	$—	$—	$1,177

December 31, 2016	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Impaired loans	$466	$—	$—	$466
Foreclosed assets	70	—	—	70

Total assets at fair value	$536	$—	$—	$536

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$1,177	$466	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%
Foreclosed assets	$—	$70	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 8. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Gross carrying amount	$2,469	$2,469
Accumulated amortization	354	142

Net book value	$2,115	$2,327

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

			For Capital		To Be Well-
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total capital
(to risk weighted assets)	$56,037	13.07%	$34,302	8.00%	$42,878	10.00%
Tier 1 Capital
(to risk weighted assets)	$52,433	12.23%	$25,727	6.00%	$34,302	8.00%
Common Equity Tier 1
(to risk weighted assets)	$52,433	12.23%	$19,295	4.50%	$27,851	6.50%
Tier 1 Capital
(to average total assets)	$52,433	9.67%	$21,693	4.00%	$27,116	5.00%

December 31, 2016
Total capital
(to risk weighted assets)	$53,657	12.72%	$33,744	8.00%	$42,180	10.00%
Tier 1 Capital
(to risk weighted assets)	$50,111	11.88%	$25,308	6.00%	$33,744	8.00%
Common Equity Tier 1
(to risk weighted assets)	$50,111	11.88%	$18,981	4.50%	$27,417	6.50%
Tier 1 Capital
(to average total assets)	$50,111	9.01%	$22,242	4.00%	$27,803	5.00%

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2017 and 2016

The Company recorded pre-tax earnings of $1.7 million for the quarter ended September 30, 2017 compared to pre-tax earnings of $1.5 million for the same period in 2016. Income tax expense increased by $56 thousand from the third quarter of 2016 to 2017 resulting net income of $1.2 million for the third quarter of 2017 compared to net income of $1.0 million for the same period in 2016. The increase in pretax earnings of $167 thousand from the third quarter of 2016 to the third quarter of 2017 was due primarily to a reduction of pre-tax merger related expenses which totaled $484 thousand in the third quarter of 2016 compared to $56 thousand in the third quarter of 2017.

Total interest income decreased by $160 thousand for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016, while interest expense on deposits decreased by $90 thousand over the same period. The decrease in interest income was attributable primarily to a reduction in the accretion of purchase discounts applied to the Cardinal loan portfolio. Accretion of purchased loan discounts increased interest income by $535 in the third quarter of 2016 compared to an increase of only $227 thousand in the third quarter of 2017, representing a decrease of $308 thousand. Excluding the change in discount accretion, interest income increased by $143 thousand for the quarter ended September 30, 2017 compared to the same period last year due mainly to continued growth in the bank’s loan portfolio. Interest expense on deposits decreased by $90 thousand due to a reduction in the level of higher-yielding time deposits while interest expense on borrowings decreased by $98 thousand due to a reduction in borrowings of $10.0 million in the fourth quarter of 2016. The result was an increase in net interest income of $28 thousand for the quarter ended September 30, 2017, compared to the same quarter last year.

The provision for loan losses was $75 thousand for the quarter ended September 30, 2017, compared to $109 thousand for the quarter ended September 30, 2016. The reserve for loan losses at September 30, 2017 was approximately 0.83% of total loans, compared to 0.86% at September 30, 2016. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of September 30, 2017 the remaining unaccreted discount on the acquired loan portfolio totaled $4.2 million. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $1.0 million in the third quarter of 2017 compared to $1.3 million in the third quarter of 2016. The decrease was due primarily to nonrecurring income items recognized in the third quarter of 2016, including $97 thousand of life insurance proceeds and the recognition of a bargain purchase gain of $182 thousand resulting from the Cardinal acquisition. Excluding these nonrecurring items in 2016, noninterest income increased by $33 thousand for the quarter ended September 30, 2017 compared to the same period last year.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended September 30, 2017 and 2016, continued

Total noninterest expenses decreased by $351 thousand for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 due mainly to a reduction in merger related expenses resulting from the Cardinal acquisition. Salaries and employee benefit expenses decreased by $90 thousand as reductions in the total number of employees offset normal increases in salaries and other benefit costs. Merger related expenses totaled $56 thousand for the quarter ended September 30, 2017 compared to $484 thousand for the quarter ended September 30, 2016.

Results of Operations for the Nine Months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, total interest income increased by $4.4 million compared to the nine-month period ended September 30, 2016. The Cardinal merger was completed on July 1, 2016; therefore, the operating results for the nine months ended September 30, 2016 include only three months of combined earnings along with six months of Grayson earnings prior to the merger. Accordingly, the increases in interest income on loans and investment securities for the nine-month period ended September 30, 2017 were due primarily to the increased volume resulting from the merger. The increases in interest income on federal funds sold and interest-bearing deposits in banks were due more to increases in overnight borrowing rates established by the Federal Reserve. Interest expense on deposits increased by $126 thousand for the nine-month period ended September 30, 2017 compared to the same period in 2016 as interest expense on acquired deposit balances was partially offset by continued decreases in deposit rates as higher-yielding time deposits repriced to lower rates or migrated to lower-yielding non-maturity deposits. Interest on borrowings decreased by $345 thousand due to the repayment of $10 million in borrowings in February of 2016.

The provision for loan losses for the nine-month period ended September 30, 2017 was $233 thousand, compared $14 thousand for the nine-month period ended September 30, 2016. Asset quality has remained relatively consistent over the past year therefore the noted increase in loan loss provisions was due primarily to overall growth in the loan portfolio.

Noninterest income increased by $26 thousand for the first nine months of 2017, compared to the same period in 2016. Income from service charges and fees increased primarily as result of the merger with Cardinal. Noninterest income for the nine months ended September 30, 2016 included the following nonrecurring items: a $182 thousand bargain purchase gain resulting from the Cardinal acquisition, $97 thousand in life insurance proceeds, and an increase in nonrecurring securities gains of $238 thousand compared to 2017. Excluding the impact of these nonrecurring items, core noninterest income increased by $543 thousand for the first nine months of 2017 as compared to the same period in 2016.

Total noninterest expenses increased by $3.7 million, or 35.23% for the nine-month period ended September 30, 2017, compared to the same period in 2016. As noted above, the overall increase in expenses for the comparative nine-month periods was due primarily to the effective date of the Cardinal merger as the 2016 expenses reflect only three months of combined operations and six months of Grayson’s operating expenses prior to the merger date.    Accordingly, salaries and employee benefits increased by $2.0 million due to the increase in the number of employees, and occupancy and equipment costs increased by $507 thousand due to the addition of seven banking facilities.

In total, income before taxes increased by $751 thousand over the first nine months of 2017 compared to the first nine months of 2016. Income tax expense increased by $131 thousand over the prior year, resulting in an increase in net income of $620 thousand for the nine months ended September 30, 2017.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $12.4 million from December 31, 2016 to September 30, 2017, due to continued reductions in interest-bearing deposits. Cash and cash equivalent balances decreased by $15.5 million and investment securities decreased by $10.6 million. The reduction in cash and investments was used to fund loan growth of $11.2 million as well as the aforementioned reduction in deposits.

Noninterest bearing deposits decreased by $280 thousand from December 31, 2016 to September 30, 2017, while interest bearing deposits decreased by $12.9 million over the same time period. The decrease in interest bearing deposits came primarily in the form of higher yielding certificates of deposit and individual retirement accounts. This reflected the continuation of a management strategy to allow the run-off of legacy higher-yielding deposits which were on the books of Grayson and Cardinal prior to the merger.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $4.7 million at December 31, 2016 to $5.7 million at September 30, 2017. There were no foreclosed assets as of September 30, 2017. There were no loans past due more than ninety days and still accruing interest at September 30, 2017 and December 31, 2016.

Nonaccrual loans increased from $4.7 million at December 31, 2016 to $5.7 million at September 30, 2017. During the first nine months of 2017, loans totaling $2.2 million were added to nonaccrual status while loans totaling $1.2 million were repaid or returned to accrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

(dollars in thousands)	September 30, 2017	December 31, 2016
Nonperforming Assets
Nonaccrual loans	$5,738	$4,664
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	5,738	4,664
Foreclosed assets	—	70

Total nonperforming assets	$5,738	$4,734

Nonperforming assets to total assets	1.05%	0.85%

Nonperforming loans to total loans	1.36%	1.13%

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

Financial Condition, continued

At September 30, 2017, the allowance for loan losses included $461 thousand specifically reserved for impaired loans in the amount of $9.1 million. Based on impairment analysis, loans totaling $4.1 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2016 totaled $13.3 million, of which $9.0 million required specific reserves of $556 thousand.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(dollars in thousands)	September 30,	September 30,	December 31,
	2017	2016	2016
Total loans outstanding at end of period	$423,273	$408,566	$411,968

Allowance for loan losses, beginning of period	$3,420	$3,418	$3,418

Charge offs:
Commercial & agricultural	(27)	(19)	(19)
Commercial mortgage	(42)	(21)	(21)
Construction & development	—	(20)	(20)
Farmland	(34)	—	—
Residential	(89)	(44)	(84)
Consumer & other	(51)	(56)	(70)

Total charge-offs	(243)	(160)	(214)

Recoveries:
Commercial & agricultural	31	6	8
Commercial mortgage	—	—	—
Construction & development	56	93	98
Farmland	—	55	59
Residential	19	22	22
Consumer & other	14	32	34

Total recoveries	120	208	221

Net (charge-offs) recoveries	(123)	48	7

Provision for (recovery of) allowance	233	14	(5)

Allowance for loan losses at end of period	$3,530	$3,480	$3,420

Ratios:
Allowance for loan losses to loans at end of period	0.83%	0.85%	0.83%

Net charge-offs (recoveries) to allowance for loan losses	3.48%	(1.38)%	(0.20)%

Net charge-offs (recoveries) to provisions for loan losses	52.79%	(342.86)%	n/a

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2017 totaled $5.5 million, or 1.31% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $57.8 million at September 30, 2017 compared to $55.5 million at December 31, 2016. The increase in equity resulted from earnings of $2.6 million plus a net increase in unrealized gains on investment securities classified as available for sale totaling $493 thousand, less the payment of dividends of $803 thousand.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $28.0 million at September 30, 2017. No balances were outstanding on these lines at September 30, 2017 or December 31, 2016. In addition, the Bank has the ability to borrow up to approximately $138.3 million from the Federal Home Loan Bank, subject to the pledging of collateral. The Bank had no debt outstanding classified as long-term at September 30, 2017 or December 31, 2016.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements and are considered to be “well capitalized.”

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Exhibit Index

Exhibit No.	Description

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 14, 2017	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer