Form 10-K
period 2017-12-31
Parkway Acquisition Corp.
filed 2018-03-23
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $48,347,918

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,021,376 shares of Common Stock as of March 20, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1.	Business.

General

Parkway Acquisition Corp. (“Parkway,” the “Company,” “we,” “our” and “us”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “Cardinal merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. The Cardinal merger was completed on July 1, 2016. Grayson is considered the acquiror and Cardinal is considered the acquiree in the transaction for accounting purposes.

Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany and Ashe, and surrounding areas through sixteen full-service banking offices and two loan production offices. Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

On March 1, 2018, the Company and the Bank entered into an Agreement and Plan of Merger with Great State Bank pursuant to which the Company will acquire Great State Bank. The agreement provides that, upon the terms and subject to the conditions set forth therein, Great State Bank will merge with and into the Bank, with Skyline as the surviving bank in the Merger. Upon completion of the merger, shareholders of Great State bank will receive 1.21 shares of the Company’s common stock for each share of Great State common stock they own. Great State Bank is a Wilkesboro, North Carolina-based bank with branches in Boone, Wilkesboro and Yadkinville, North Carolina and loan production offices in Lenoir and Shelby, North Carolina. As of December 31, 2017, Great State Bank had total assets of $139 million. The proposed merger is expected to be completed in the third quarter of 2018, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the Cardinal merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the Cardinal merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the Cardinal merger.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 86.35% of the interest earning assets of the Bank at December 31, 2017, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Directors’ Loan Committee has the authority to approve loans up to $2.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2017, the Bank had 46.87% of the loan portfolio in single and multi-family housing, 29.57% in non-farm, non-residential real estate loans, 7.85% in farm related real estate loans, and 6.00% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.04% of the portfolio at December 31, 2017. Consumer and other loans make up approximately 3.67% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 90.15% of the Bank’s total deposits at December 31, 2017. Certificates of deposit in denominations of $100,000 or more represented the remaining 9.85% of deposits at December 31, 2017.

Market Area

The Bank’s primary market area consists of:

•	all of Grayson County, Virginia

•	all of Floyd County, Virginia

•	all of Carroll County, Virginia

•	all of Wythe County, Virginia

•	all of Pulaski County, Virginia

•	all of Montgomery County, Virginia

•	portions of Roanoke County, Virginia

•	all of Alleghany County, North Carolina

•	all of Ashe County, North Carolina

•	the City of Galax, Virginia

•	the City of Salem, Virginia

•	the City of Roanoke, Virginia

Grayson, Carroll, Alleghany, and Ashe Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $31,002 in Grayson County, to a high of $38,352 in Alleghany County, based upon 2016 census data. Montgomery, Pulaski, Floyd and Wythe counties, while largely rural, are more economically diverse. Montgomery County is home to two major universities, Virginia Tech and Radford University, while community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $42,888 in Wythe County, to a high of $49,712 in Montgomery County, according to the 2016 census data. The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $39,201 in Roanoke City, to a high of $60,380 in Roanoke County.

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

Employees

At December 31, 2017, the Company had 177 total employees representing 172 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Parkway Acquisition Corp.

The Company is a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve Bank of Richmond and is required to file various reports and additional information with the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the “SCC”).

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement. The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act. In 2017 and early 2018, both the House of Representatives and Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans reform and simplification of certain Volcker Rule requirements and changes to capital requirements. The Company cannot predict whether any such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of the Company or the Bank. Certain provisions of the Dodd-Frank Act, as currently in effect, that could impact the Company are set forth below:

•	Creation of a new agency, Consumer Financial Protection Bureau (“CFPB”), that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

•	Changes in standards for Federal preemption of state laws related to federally chartered institutions, such as the Bank, and their subsidiaries.

•	Permanent increase of deposit insurance coverage to $250 thousand and permission for depository institutions to pay interest on business checking accounts.

•	Changes in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increases the floor of the size of the DIF.

•	Prohibition on banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the “Volker Rule”).

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2017, the Banks meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

Source of Strength

Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. Management believes, as of December 31, 2017 and 2016, the Company met the requirements for being classified as “well capitalized.”

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

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2017, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2017, the Company had $383.6 million of such loans outstanding, or 90.29% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

As of December 31, 2017, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which would reduce our earnings.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net revenue and profitability and lower returns. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our exposure to operational risk may adversely affect our business.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance or the occurrence of any of the events or instances mentioned below, or from actions taken by government regulators or community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

If any of the foregoing risks materialize, it could have a material adverse affect on our business, financial condition and results of operations.

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

The full impact of changes to federal tax laws is uncertain and may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance.

The Tax Cuts and Jobs Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which is expected to have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we are required under GAAP to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our DTA amounting to $1.4 million. Further, the full impact of the Tax Act may differ from the foregoing and from our expectations, possibly materially, due to changes in interpretations or in assumptions that we have made or that we make in 2018, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act.

Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act. For example, changes to tax deductibility of business interest expense could impact business customer borrowing. Such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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

Combining the Company and Great State Bank may be more difficult, costly or time-consuming than we expect.

The success of the proposed merger with Great State Bank will depend, in part, on our ability to realize the anticipated benefits and estimated cost savings from combining the businesses of the Company and Great State Bank. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of the Company and Great State Bank. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

We and Great State Bank have operated, and, until the completion of the merger, will continue to operate, independently. After the completion of the merger, we will integrate Great State Bank’s business into our own. The success of the merger will depend on a number of factors, including, but not limited to our ability to:

•	timely and successfully integrate the operations of the Company and Great State Bank;

•	retain key employees of the Company and Great State Bank, and retain and attract qualified personnel to, the combined company; and

•	maintain existing relationships with customers, suppliers and vendors of the Company and Great State Bank.

It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the proposed merger with Great State Bank can be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the OCC, the Virginia Bureau of Financial Institutions and the North Carolina Commissioner of Banks. These regulators may impose conditions on the granting of such approvals or changes to the terms of the merger. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the merger or of imposing additional costs or limitations on Parkway following the merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are burdensome, not anticipated or cannot be met. If the necessary governmental approvals or waivers contain such conditions, the business, financial condition and results of operations of Parkway may be materially adversely affected.

Failure to complete the merger could negatively impact us.

If the proposed merger with Great State Bank is not completed for any reason, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be successfully completed. Furthermore, costs relating to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed.

The merger may distract our management from their other responsibilities.

During the pendency of the proposed merger with Great State Bank, our management team may need to focus their time and energies on matters related to the merger that otherwise would be directed to their business and operations. Any such distraction on the part of our management could affect our ability to service existing business and develop new business, and adversely affect our business and earnings before or after the merger. In addition, Great State Bank’s management team may experience similar distractions, which could adversely affect its business and earnings and negatively impact our business and earnings after the merger.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing a joint proxy statement/prospectus and all filing and other fees paid to the bank regulatory agencies in connection with the merger. If the merger is not completed, we would have to incur these expenses without realizing the expected benefits of the merger.

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

The Bank has two conference centers located at 558 East Main Street, Independence, Virginia, and 203 E. Oxford Street, Floyd, Virginia, which are used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns an operations center adjacent to the main office in Independence, Virginia. The Bank operates two loan production offices in leased facilities in the towns of Blacksburg, Virginia, and West Jefferson, North Carolina. The Bank purchased an existing vacant building in West Jefferson, North Carolina in December of 2017. The Bank anticipates opening this building as a full service branch banking facility in April of 2018.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 9, 2018, there were 5,021,376 shares of the Company’s common stock outstanding, held by 1,469 shareholders of record.

The Company’s common stock began quotation on the OTC Market on or about August 31, 2016, before which there was no trading market and no market price for the Company’s common stock. The Company was incorporated under Virginia law on November 2, 2015, solely to facilitate the merger between Cardinal and Grayson that was completed on July 1, 2016.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly (per share).

	High	Low	Dividends
2016
Third quarter	8.25	7.96	0.06
Fourth quarter	8.75	8.05	0.00
2017
First quarter	9.60	8.60	0.08
Second quarter	10.50	9.55	0.00
Third quarter	11.25	10.30	0.08
Fourth quarter	12.75	11.21	0.00

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2017.

Item 6.	Selected Financial Data.

Financial Highlights1

	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$22,274	$17,562	$12,703	$12,996	$12,858
Interest expense	1,474	1,728	2,226	2,600	2,992

Net interest income	20,800	15,834	10,477	10,396	9,866
Provision for (reduction of) loan losses	217	(5)	(187)	294	1,233
Other income	4,228	4,570	2,511	2,961	2,598
Other expense	19,280	16,816	11,580	11,902	11,455
Income taxes (benefit)	3,104	1,175	598	295	(229)

Net income	$2,427	$2,418	$997	$866	$5

Per Share Data
Net income	$.48	$.60	$.58	$.50	$—
Cash dividends declared	.16	.12	.10	—	—
Book value	11.51	11.05	17.83	17.43	16.39
Year-end Balance Sheet Summary
Loans, net	$421,418	$408,548	$237,798	$218,805	$207,107
Investment securities	50,675	62,540	56,050	69,037	70,404
Total assets	547,961	558,856	331,760	333,064	331,461
Deposits	488,441	499.387	279,876	282,136	282,376
Stockholders’ equity	57,182	55,466	30,656	29,698	28,167
Selected Ratios
Return on average assets	0.44%	0.55%	0.30%	0.26%	0.00%
Return on average equity	4.28%	5.62%	3.22%	2.93%	0.02%
Average equity to average assets	10.32%	9.78%	9.33%	8.94%	8.71%

[1]	In thousands of dollars, except per share data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

Management’s Discussion and Analysis of Operations

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Parkway Acquisition Corp’s. financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Parkway Acquisition Corp. (“Parkway”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “Cardinal merger”). The Cardinal merger was completed on July 1, 2016. Grayson is considered the acquiror and Cardinal is considered the acquiree in the transaction for accounting purposes.

Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the surrounding areas through sixteen full-service banking offices and two loan production offices. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the Cardinal merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the Cardinal merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the Cardinal merger.

On March 1, 2018, the Company and the Bank entered into an Agreement and Plan of Merger with Great State Bank pursuant to which the Company will acquire Great State Bank. The agreement provides that, upon the terms and subject to the conditions set forth therein, Great State Bank will merge with and into the Bank, with Skyline as the surviving bank in the Merger. Upon completion of the merger, shareholders of Great State bank will receive 1.21 shares of the Company’s common stock for each share of Great State common stock they own. Great State Bank is a Wilkesboro, North Carolina-based bank with branches in Boone, Wilkesboro and Yadkinville, North Carolina and loan production offices in Lenoir and Shelby, North Carolina. As of December 31, 2017, Great State Bank had total assets of $139 million. The proposed merger is expected to be completed in the third quarter of 2018, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions.

Parkway had net earnings of $2.4 million for 2017 compared to $2.4 million for 2016 and $997 thousand for 2015. Earnings in 2017 and 2016 were impacted significantly by the above mentioned merger activity. Interest income and interest expense increased due to the acquired loans and deposits. Non-recurring merger related expenses totaled approximately $748 thousand in 2017 and $1.5 million in 2016. Earnings in 2017 were also significantly impacted by a nonrecurring charge to income tax expense to reflect the impact of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The new legislation reduced tax rates effective January 1, 2018, resulting in a re-measurement of the Company’s deferred tax assets and liabilities. The change in value of the Company’s deferred tax assets was recorded as an addition to 2017 income tax expense of $1.44 million.

Management’s Discussion and Analysis

Forward Looking Statements

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	any required increase in our regulatory capital ratios;
•	inflation, interest rate levels and market and monetary fluctuations;
•	the difficult market conditions in our industry;
•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
•	applicable laws and regulations and legislative or regulatory changes;
•	the timely development and acceptance of new products and services of the Company;
•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•	the financial condition of the Company’s borrowers and lenders;
•	the Company’s success in gaining regulatory approvals, when required;
•	technological and management changes;
•	growth and acquisition strategies;
•	the Company’s critical accounting policies and the implementation of such policies;
•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;
•	combining the Company and Great State may be more difficult than we expect, and we may not be able to realize the anticipated benefits and estimated cost savings in the proposed merger;
•	regulatory approvals in connection with the proposed merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met;
•	the proposed merger may distract our management from their other responsibilities;
•	failure to complete the proposed merger could negatively impact us;
•	changes in consumer spending and saving habits;
•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and
•	the Company’s success at managing the risks involved in the foregoing.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2017 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2017			2016			2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Interest-bearing deposits	$9,611	$48	0.50%	$9,977	$37	0.37%	$608	$1	0.18%
Federal funds sold	9,703	111	1.14%	9,316	46	0.49%	8,856	18	0.21%
Investment securities	59,210	1,393	2.35%	51,027	1,195	2.34%	62,487	1,495	2.39%
Loans [1,2]	417,723	20,722	4.96%	325,723	16,284	5.00%	227,650	11,189	4.92%

Total	496,247	22,274		396,043	17,562		299,601	12,703

Yield on average interest-earning assets			4.49%			4.43%			4.24%

Non interest-earning assets:
Cash and due from banks	7,145			10,256			6,780
Premises and equipment	17,852			14,603			11,988
Interest receivable and other	33,449			22,279			17,125
Allowance for loan losses	(3,539)			(3,927)			(3,855)
Unrealized gain/(loss) on securities	(356)			364			55

Total	54,551			43,575			32,093

Total assets	$550,798			$439,618			$331,694

Interest-bearing liabilities:
Demand deposits	$59,485	52	0.09%	$42,848	44	0.10%	$26,653	21	0.08%
Savings deposits	143,895	342	0.24%	107,546	247	0.23%	75,067	169	0.22%
Time deposits	159,733	1,079	0.68%	132,637	995	0.75%	104,745	1,162	1.11%
Borrowings	37	1	1.93%	11,412	442	3.87%	20,000	874	4.37%

Total	363,150	1,474		294,443	1,728		226,465	2,226

Cost on average interest-bearing liabilities			0.41%			0.59%			0.98%

Non interest-bearing liabilities:
Demand deposits	128,356			100,425			73,167
Interest payable and other	2,351			1,729			1,125

Total	130,707			102,154			74,292

Total liabilities	493,857			396,597			300,757
Stockholder’s equity:	56,941			43,021			30,937

Total liabilities and stockholder’s equity	$550,798			$439,618			$331,694

Net interest income		$20,800			$15,834			$10,477

Net yield on interest-earning assets			4.19%			3.99%			3.50%

[1]	Includes nonaccural loans
[2]	Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2017 Compared to 2016			2016 Compared to 2015
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$11	$12	$(1)	$36	$2	$34
Federal funds sold	65	63	2	28	27	1
Investment securities	198	5	193	(300)	(30)	(270)
Loans	4,438	(131)	4,569	5,095	185	4,910

Total	4,712	(51)	4,763	4,859	184	4,675

Interest-bearing liabilities:
Demand deposits	8	(4)	12	23	6	17
Savings deposits	95	11	84	78	7	71
Time deposits	84	(100)	184	(167)	(432)	265
Borrowings	(441)	(1)	(440)	(432)	(91)	(341)

Total	(254)	(94)	(160)	(498)	(510)	12

Net interest income	$4,966	$43	$4,923	$5,357	$694	$4,663

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

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

For the year ended December 31, 2017, total interest income increased by $4.7 million compared to the year ended December 31, 2016. As noted above, the Cardinal merger was completed on July 1, 2016; therefore, the operating results for 2016 include only six months of combined earnings along with six months of Grayson earnings prior to the merger. Accordingly, the increases in interest income on loans and investment securities for the year ended December 31, 2017 were due primarily to the increased volume resulting from the merger. The increases in interest income on federal funds sold and interest-bearing deposits in banks were due more to increases in overnight borrowing rates established by the Federal Reserve. Interest expense on deposits increased by $187 thousand in 2017 compared to 2016 as interest expense on acquired deposit balances was partially offset by decreases in deposit rates due to higher-yielding time deposits repricing to lower rates or migrating to lower-yielding non-maturity deposits. Interest on borrowings decreased by $441 thousand due to the repayment of $20.0 million in borrowings in 2016. The effects of changes in volumes and rates on net interest income in 2017 compared to 2016, and 2016 compared to 2015 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $5.0 million or 31.36% for 2017 as compared to 2016. The net yield on interest-earning assets increased by 20 basis points to 4.19% in 2017 compared to 3.99% in 2016.

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

The provision for loan losses was $217 thousand for the year ended December 31, 2017, compared to a negative $5 thousand for the year ended December 31, 2016. Asset quality has remained relatively consistent over the past year; therefore, the increase in loan loss provisions from 2016 to 2017 was due primarily to overall growth in the loan portfolio. The reserve for loan losses at December 31, 2017 was approximately 0.81% of total loans, compared to 0.83% at December 31, 2016. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. As of December 31, 2017, the remaining unaccreted discount on the acquired loan portfolio totaled $3.97 million. Management believes the provision and the resulting allowance for loan losses are adequate.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for overdrafts and fees charged for non-deposit services. Noninterest income decreased by $342 thousand in 2017 compared to 2016. The decrease was due to the nonrecurring bargain purchase gain of $891 thousand which was recognized in 2016. Without this gain, noninterest income increased by $549 thousand in 2017, due primarily to increases in service charges and fees resulting from additional accounts acquired through the merger with Cardinal. The increase in noninterest income from 2015 to 2016 was also due primarily to the Cardinal merger, as service charges and other account-based fees increased along with the increase in the number of accounts and greater overall deposit balances.

Table 3. Sources of Noninterest Income (dollars in thousands)

	2017	2016	2015
Service charges on deposit accounts	$1,326	$1,256	$1,008
Increase in cash value of life insurance	444	382	290
Mortgage originations fees	293	167	45
Safe deposit box rental	94	78	62
Gain on securities	242	364	97
ATM income	967	750	653
Investment services income	83	133	95
Merchant services income	147	144	127
Bargain purchase gain	—	891	—
Interchange income	304	206	88
Other income	328	199	46

Total noninterest income	$4,228	$4,570	$2,511

Management’s Discussion and Analysis

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expenses increased by $2.5 million, or 14.65% for the year ended December 31, 2017, compared to the year ended December 31, 2016. As noted above, the overall increase in expenses for the comparative periods was due primarily to the effective date of the Cardinal merger as the 2016 expenses reflect only six months of combined operations and six months of Grayson’s operating expenses prior to the merger date. Accordingly, salaries and employee benefits increased by $1.7 million due to the increase in the number of employees, and occupancy expenses increased by $268 thousand due to the addition of seven banking facilities. Data processing expense increased by $289 thousand due to the increased accounts and transaction volume. Nonrecurring merger related expenses totaled $748 thousand in 2017, compared to $1.5 million in 2016. The increase in noninterest expense in 2016, compared to 2015, was also due primarily to the Cardinal merger.

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2017	2016	2015
Salaries & wages	$8,230	$6,772	$4,858
Employee benefits	2,053	1,858	1,700

Total personnel expense	10,283	8,630	6,558
Director fees	327	257	173
Occupancy expense	1,083	815	613
Data processing expense	1,177	888	561
Other equipment expense	1,117	1,170	536
FDIC/OCC assessments	426	350	431
Insurance	129	127	111
Professional fees	533	327	179
Advertising	612	208	223
Postage & freight	311	235	148
Supplies	277	159	137
Franchise tax	397	270	172
Telephone	370	279	203
Travel, dues & meetings	414	299	178
ATM expense	388	355	226
Foreclosure expenses	44	79	14
Merger related expenses	748	1,483	498
Other expense	644	885	619

Total noninterest expense	$19,280	$16,816	$11,580

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 77.03% in 2017, 82.42% in 2016, and 89.16% in 2015. The ratios for 2017 and 2016, without the effect of nonrecurring merger related costs, would have been 74.05% and 75.14%, respectively.

Management’s Discussion and Analysis

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

Income tax expense (substantially all Federal) was $3.1 million in 2017, $1.2 million in 2016, and $598 thousand in 2015, resulting in effective tax rates of 56.1%, 32.7%, and 37.5% respectively. The increase in 2017 was due to a one-time charge of $1.4 million to reflect impact of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The new legislation reduced tax rates effective January 1, 2018, resulting in a re-measurement of the Company’s deferred tax assets and liabilities.

Net deferred tax assets of $3.0 million, after the re-measurement, and $5.9 million are included in other assets at December 31, 2017 and 2016 respectively. At December 31, 2017, net deferred tax assets included $139 thousand of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $262 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 25.30% from 2016 to 2017 due primarily to the Cardinal merger. Total earning assets represented 90.09% of total average assets in 2017 and 90.09% in 2016. The mix of average earning assets changed from 2016 to 2017 as average loans increased by $92.0 million, or 28.24% and average investment securities increased by $8.2 million, or 16.04%.

Table 5. Average Asset Mix (dollars in thousands)

	2017		2016
	Average Balance	%	Average Balance	%
Earning assets:
Loans	$417,723	75.84%	$325,723	74.09%
Investment securities	59,210	10.75%	51,027	11.61%
Federal funds sold	9,703	1.76%	9,316	2.12%
Deposits in other banks	9,611	1.74%	9,977	2.27%

Total earning assets	496,247	90.09%	396,043	90.09%

Non earning assets:
Cash and due from banks	7,145	1.30%	10,256	2.33%
Premises and equipment	17,852	3.24%	14,603	3.32%
Other assets	33,449	6.07%	22,279	5.07%
Allowance for loan losses	(3,539)	-0.64%	(3,927)	-0.89%
Unrealized gain (loss) on securities	(356)	-0.06%	364	0.08%

Total nonearning assets	54,551	9.91%	43,575	9.91%

Total assets	$550,798	100.00%	$439,618	100.00%

Management’s Discussion and Analysis

Average loans for 2017 represented 75.84% of total average assets compared to 74.09% in 2016. Average federal funds sold decreased from 2.12% to 1.76% of total average assets while average investment securities decreased from 11.61% to 10.75% of total average assets over the same time period. The balances of nonearning assets to total average assets was unchanged from 2016 to 2017.

Loans

Average loans totaled $417.7 million over the year ended December 31, 2017. This represents an increase of 28.2% from the average of $325.7 million for 2016. The increase was due primarily to loans acquired from Cardinal. Average loans increased by 43.1% from 2015 to 2016.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 95.67% of the total loan portfolio at December 31, 2017. This is down slightly from the 96.86% that the two categories maintained at December 31, 2016. The amount of loans outstanding by type at December 31 of each of the past five years and the maturity distribution for variable and fixed rate loans as of December 31, 2017 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	%	Amount	%	Amount	%
Construction and development	$25,475	6.00%	$26,464	6.42%	$14,493	6.01%
Residential, 1-4 families	170,080	40.03%	160,502	38.96%	112,781	46.76%
Residential, 5 or more families	29,040	6.84%	26,686	6.48%	12,203	5.06%
Farm land	33,353	7.85%	33,531	8.14%	31,512	13.06%
Nonfarm, nonresidential	125,661	29.57%	128,515	31.20%	52,463	21.75%

Total real estate	383,609	90.29%	375,698	91.20%	223,452	92.64%

Agricultural	2,792	0.66%	2,779	0.67%	1,383	0.57%
Commercial	22,880	5.38%	23,307	5.66%	11,399	4.73%
Consumer	5,868	1.38%	5,491	1.33%	3,962	1.64%
Other	9,722	2.29%	4,693	1.14%	1,020	0.42%

Total	$424,871	100.00%	$411,968	100.00%	$241,216	100.00%

			December 31, 2014		December 31, 2013
			Amount	%	Amount	%
Construction and development			$17,158	7.70%	$15,269	7.21%
Residential, 1-4 families			110,519	49.56%	99,666	47.08%
Residential, 5 or more families			8,606	3.86%	7,181	3.39%
Farm land			28,570	12.81%	30,074	14.21%
Nonfarm, nonresidential			43,046	19.30%	43,725	20.65%

Total real estate			207,899	93.23%	195,915	92.54%

Agricultural			1,338	0.60%	1,420	0.67%
Commercial			8,954	4.02%	9,346	4.42%
Consumer			3,816	1.71%	4,104	1.94%
Other			984	0.44%	913	0.43%

Total			$222,991	100.00%	$211,698	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2017 (dollars in thousands)

	Real	Agricultural	Consumer	Total
	Estate	& Commercial	& Other	Amount	%
Fixed rate loans:
Three months or less	$7,085	$425	$2,636	$10,146	2.39%
Over three to twelve months	9,875	1,452	429	11,756	2.77%
Over one to five years	51,230	8,827	5,146	65,203	15.35%
Over five years	36,643	1,211	5,379	43,233	10.17%

Total fixed rate loans	$104,833	$11,915	$13,590	$130,338	30.68%

Variable rate loans:
Three months or less	$4,261	$1,418	$64	$5,743	1.35%
Over three to twelve months	7,576	4,521	28	12,125	2.85%
Over one to five years	6,091	1,721	58	7,870	1.85%
Over five years	260,848	6,097	1,850	268,795	63.27%

Total variable rate loans	$278,776	$13,757	$2,000	$294,533	69.32%

Total loans:
Three months or less	$11,346	$1,843	$2,700	$15,889	3.74%
Over three to twelve months	17,451	5,973	457	23,881	5.62%
Over one to five years	57,321	10,548	5,204	73,073	17.20%
Over five years	297,491	7,308	7,229	312,028	73.44%

Total loans	$383,609	$25,672	$15,590	$424,871	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 4.96% in 2017 compared to an average yield of 5.00% in 2016. The decrease in loan yields was due primarily to heightened competition for loans in our markets.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2017 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date. Yields on tax exempt obligations are not computed on a tax-equivalent basis in Table 8.

The total amortized cost of investment securities decreased by approximately $12.1 million from December 31, 2016 to December 31, 2017, while the average balance of investment securities carried throughout the year increased by approximately $8.2 million from 2016 to 2017. The decrease in total amortized cost came as cash generated from liquidating investment securities was used to fund loan growth. The average yield of the investment portfolio increased to 2.35% for the year ended December 31, 2017 compared to 2.34% for 2016.

Management’s Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2017
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/17	Market Value 12/31/17	Book Value 12/31/16	Book Value 12/31/15
Investment securities:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—	$1,534
U.S. Government agencies	—	—	—	—	—	—	—	3
Govt. sponsored enterprises	—	—	—	—	—	—	2,046	15,327
Mortgage-backed securities	—	2,075	13,309	13,397	28,781	28,155	36,021	13,595
Asset-backed securities	—	—	—	—	—	—	—	1,989
Corporate securities	—	—	3,016	—	3,016	2,935	3,061	3,104
State and municipal securities	729	6,361	5,046	7,404	19,540	19,585	22,282	20,673

Total	$729	$8,436	$21,371	$20,801	$51,337	$50,675	$63,410	$56,225

Weighted average yields:
Mortgage-backed securities	0.00%	2.05%	2.17%	2.19%	2.17%
Corporate securities	0.00%	0.00%	3.25%	0.00%	3.25%
State and municipal securities	2.18%	2.88%	2.92%	2.94%	2.89%

Total	2.18%	2.68%	2.50%	2.46%	2.51%

Deposits

The Company relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposit in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. We believe that market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Company’s management must continuously monitor market pricing, competitor’s rates, and the internal interest rate spreads to maintain the Company’s growth and profitability. The Company attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Company. Management has reduced deposit rates in recent years due to relatively weak loan demand and the historically low returns available on alternative investments.

Average total deposits for the year ended December 31, 2017 amounted to $491.5 million, which was an increase of $108.0 million, or 28.17% from 2016. The increase was due primarily to the Cardinal merger, as 2016 averages only included six months of acquired Cardinal deposits. Average core deposits totaled $438.6 million in 2017 representing a 28.05% increase over the $342.5 million in 2016. The percentage of the Company’s average deposits that are interest-bearing has remained consistent in recent years at 73.8% in 2015 and 2016, and 73.9% in 2017. Average demand deposits, which earn no interest, increased 27.81% from $100.4 million in 2016 to $128.4 million in 2017. Average deposits for the periods ended December 31, 2017, 2016, and 2015 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2017			December 31, 2016
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$59,485	12.1%	0.09%	$42,848	11.2%	0.10%
Money market	42,711	8.7%	0.21%	30,482	7.9%	0.21%
Savings	101,184	20.6%	0.25%	77,064	20.1%	0.24%
Individual retirement accounts	47,045	9.6%	0.91%	41,770	10.9%	1.06%
Small denomination certificates	59,820	12.2%	0.41%	49,942	13.0%	0.52%
Large denomination certificates	52,868	10.7%	0.76%	40,925	10.7%	0.71%

Total interest-bearing deposits	363,113	73.9%	0.41%	283,031	73.8%	0.45%
Noninterest-bearing deposits	128,356	26.1%	0.00%	100,425	26.2%	0.00%

Total deposits	$491,469	100.0%	0.30%	$383,456	100.0%	0.33%

				December 31, 2015
				Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts				$26,653	9.5%	0.08%
Money market				19,191	6.9%	0.15%
Savings				55,876	20.0%	0.25%
Individual retirement accounts				36,756	13.1%	1.58%
Small denomination certificates				37,592	13.4%	0.63%
Large denomination certificates				30,397	10.9%	1.12%

Total interest-bearing deposits				206,465	73.8%	0.65%
Noninterest-bearing deposits				73,167	26.2%	0.00%

Total deposits				$279,632	100.0%	0.48%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $11.9 million, or 29.18%, for the year ended December 31, 2017 due to the Cardinal merger. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan growth in 2017 was primarily funded through reductions in interest bearing deposits in banks and investment securities, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2017.

Table 10. Large Denomination Certificate of Deposit Maturities (dollars in thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2017:
Remaining maturity of three months or less	$8,721
Remaining maturity over three months through six months	5,327
Remaining maturity over six months through twelve months	10,396
Remaining maturity over twelve months	23,652

Total certificates of deposit of $100,000 or more	$48,096

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $57.18 million at December 31, 2017 compared to $55.5 million at December 31, 2016. The increase in equity resulted from earnings of $2.43 million, less a net change in accumulated other comprehensive losses totaling $156 thousand, and the payment of dividends of $803 thousand. Tangible book value increased from $10.58 per share at December 31, 2016 to $10.98 per share at December 31, 2017.

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

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2017	2016
Tier 1 Capital	$53,483	$50,111
Unrealized gains on AFS preferred stock	—	107
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,479	3,439

Total regulatory capital	$56,962	$53,657

Total risk-weighted assets	$433,604	$421,801

Tier 1 capital as a percentage of risk-weighted assets	12.3%	11.9%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	12.3%	11.9%
Total regulatory capital as a percentage of risk-weighted assets	13.1%	12.7%
Leverage ratio*	9.8%	9.0%

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

Nonperforming assets at December 31, 2017, 2016, 2015, 2014, and 2013 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	2017	2016	2015	2014	2013
Nonperforming loans:
Nonaccrual loans	$5,335	$4,664	$1,589	$4,608	$11,858
Restructured loans	7,743	9,239	10,008	10,525	9,216
Loans past due 90 days or more and still accruing	—	—	—	—	83

Total nonperforming loans	13,078	13,903	11,597	15,133	21,157
Foreclosed assets	—	70	408	657	2,197

Total nonperforming assets	$13,078	$13,973	$12,005	$15,790	$23,354

Total nonperforming loans as a percentage to total loans	3.1%	3.4%	4.8%	6.8%	10.0%

Total nonperforming assets as a percentage to total assets	2.4%	2.5%	3.6%	4.7%	7.0%

Total nonperforming loans were 3.1% and 3.4% of total outstanding loans as of December 31, 2017 and 2016, respectively. The majority of the increase in nonaccrual loans from 2016 to 2017 came in the “residential” category. Nonaccrual loans in this category increased by $1.2 million. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2017 and 2016, interest income recognized on loans in nonaccrual status was approximately $181 thousand and $44 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $337 thousand and $167 thousand, respectively for the years ended December 31, 2017 and 2016.

Restructured loans represent troubled debt restructurings (TDRs) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2016 to 2017 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable. The Bank experienced a TDR success rate of approximately 86.1% and 87.1% as of December 31, 2017 and 2016, respectively.

The decrease in foreclosed assets from 2016 to 2017 resulted from the sale of a 1-4 family residential property during the year. Sales and market adjustments of foreclosed assets in 2017 resulted in a net loss of $23 thousand. More information on nonperforming assets can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in the company’s 2017 Annual Report.

Management’s Discussion and Analysis

As of December 31, 2017 and 2016 we had loans with a current principal balance of $38.2 million and $40.0 million rated “Watch” or “Special Mention”. The decrease was due primarily to loan risk rating reclassifications. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”.    Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2017 loans past due 30-89 days and still accruing totaled $421 thousand compared to $909 thousand at December 31, 2016.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2017 totaled $5.2 million, or 1.2% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses at December 31, 2017 was approximately 0.81% of total loans, compared to 0.83% at December 31, 2016. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will be accreted into income over the remaining life of the acquired loans. As of December 31, 2017, the remaining unaccreted discount on the acquired loan portfolio totaled $3.97 million. Management believes the provision and the resulting allowance for loan losses are adequate.

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

Table 13. Analysis of the Allowance for Loan Losses (dollars in thousands)

	2017	2016	2015	2014	2013
Allowance for loan losses, beginning	$3,420	$3,418	$4,185	$4,591	$4,957
Provision for (reduction of) loan losses, added	217	(5)	(187)	294	1,233
Charge-offs:
Commercial and agricultural	(27)	(19)	(1)	(78)	(129)
Real estate – construction	(33)	(20)	(186)	(268)	(337)
Real estate – mortgage	(182)	(105)	(469)	(599)	(1,110)
Consumer and other	(76)	(70)	(30)	(4)	(90)
Recoveries:
Commercial and agricultural	33	8	10	15	20
Real estate – construction	56	98	16	17	—
Real estate – mortgage	23	81	23	185	37
Consumer and other	22	34	57	32	10

Net (charge-offs) recoveries	(184)	7	(580)	(700)	(1,599)

Allowance for loan losses, ending	$3,453	$3,420	$3,418	$4,185	$4,591

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.00%	0.26%	0.32%	0.77%

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2017		December 31, 2016		December 31, 2015
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural	$282	6.04%	$210	6.33%	$136	5.30%
Real estate – construction	239	6.00%	319	6.42%	344	6.01%
Real estate – mortgage	2,852	84.29%	2,783	84.78%	2,900	86.63%
Consumer and other	80	3.67%	108	2.47%	38	2.06%

Total	$3,453	100.00%	$3,420	100.00%	$3,418	100.00%

			December 31, 2014		December 31, 2013
Balance at the end of the period applicable to:			Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural			$154	4.62%	$201	5.09%
Real estate – construction			591	7.69%	468	7.21%
Real estate – mortgage			3,388	85.54%	3,826	85.33%
Consumer and other			52	2.15%	96	2.37%

Total			$4,185	100.00%	$4,591	100.00%

Management’s Discussion and Analysis

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2017 and 2016 is as follows:

	2017	2016
Commitments to extend credit	$56,912	$54,667
Standby letters of credit	1,106	—

	$58,018	$54,667

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 12.4% at December 31, 2017 compared to 17.6% at December 31, 2016. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2017. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2017, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2017 Maturities/Repricing
	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$8,739	$—	$—	$—	$8,739
Federal funds sold	7,769	—	—	—	7,769
Investments	501	730	26,095	23,349	50,675
Loans	83,056	36,025	226,527	79,263	424,871

Total	$100,065	$36,755	$252,622	$102,612	$492,054

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$63,044	$—	$—	$—	$63,044
Money market	42,268	—	—	—	42,268
Savings	104,289	—	—	—	104,289
Time deposits	20,061	43,978	83,954	—	147,993
Borrowings	—	—	—	—	—

Total	$229,662	$43,978	$83,954	$—	$357,594

Interest sensitivity gap	$(129,597)	$(7,223)	$168,668	$102,612	$134,460
Cumulative interest sensitivity gap	$(129,597)	$(136,820)	$31,848	$134,460	$134,460
Ratio of sensitivity gap to total earning assets	-26.3%	-1.5%	34.3%	20.8%	27.3%
Cumulative ratio of sensitivity gap to total earning assets	-26.3%	-27.8%	6.5%	27.3%	27.3%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2017.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income:

Net interest income	$19,374	$19,448	$20,074	$20,991	$20,923	$20,850	$20,836
Change	$(1,617)	$(1,543)	$(917)	$—	$(68)	$(141)	$(155)
Change percentage	-7.70%	-7.35%	-4.37%		-0.32%	-0.67%	-0.74%

Market Value of Equity	$85,725	$82,261	$89,443	$95,921	$95,870	$93,387	$90,068

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

Table 17. Key Financial Ratios

	2017	2016	2015
Return on average assets	0.44%	0.55%	0.30%
Return on average equity	4.28%	5.62%	3.22%
Dividend payout ratio	33.09%	19.56%	17.24%
Average equity to average assets	10.32%	9.78%	9.33%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Dear Fellow Stockholders:

It is our pleasure to present the year end 2017 Financial Report for Parkway Acquisition Corp. and Skyline National Bank. 2017 marked the first full year of combined operations since the merger in which Grayson Bankshares, Inc. and Cardinal Bankshares Corp, joined forces to become Parkway Acquisition Corp in July of 2016, and we believe the year was a success. We combined our companies based on the belief that it would enhance shareholder value through increased earnings potential, increased stock value and increased stock liquidity, among other things, and 2017 saw each of these beliefs come to pass.

Earnings for the year totaled $2.4 million, despite the negative impact of a $1.4 million, nonrecurring charge to income tax expense that came as a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. Earnings, without the one-time adjustment, totaled $3.8 million, which was consistent with our expectations and demonstrates the solid core earnings potential for our company going forward. Financially, we ended the year with total assets of $548 million, net loans of $421 million, and total deposits of $488 million. Our equity at year end was $57 million, representing a tangible book value of $10.98 per share.

We were excited to announce on March 1, 2018, that we entered into an Agreement and Plan of Merger with Great State Bank whereby Parkway will acquire Great State Bank. The agreement provides that, subject to certain terms and conditions, Great State Bank will merge with and into Skyline, with Skyline as the surviving bank in the Merger. Great State Bank is a Wilkesboro, North Carolina-based bank with branches in Boone, Wilkesboro and Yadkinville, North Carolina and loan production offices in Lenoir and Shelby, North Carolina. As of December 31, 2017, Great State Bank had total assets of $139 million. The proposed merger is expected to be completed in the third quarter of 2018, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. We are excited about this combination because it will expand our presence into several North Carolina counties adjacent to our branch in Sparta and our planned branch opening in West Jefferson, which is scheduled for mid-April. You can find additional information about the proposed merger by visiting our website at www.skylinenationalbank.com. Check the website as well for an upcoming announcement regarding the grand opening date for the West Jefferson branch. We hope that many of you will be able to attend and help us celebrate the occasion.

In mid-March, you should have received your semi-annual dividend of 10 cents per share, an increase of 2 cents from the September 2017 dividend amount. Your Board of Directors will address dividends again in the Fall of 2018. If you have not already done so, we encourage you to be in touch with our transfer agent, Computershare, to complete the transfer of your Grayson and Cardinal shares into shares of Parkway.

We look forward to seeing you at our 2018 Annual Shareholders’ Meeting. Notice of the meeting, including the date, time, and location, will be provided by mail and posted on our website as soon as it becomes available. We always appreciate the opportunity to visit with our shareholders, listen to your comments, and answer any questions you may have.

Always Our Best,

Allan Funk

President and CEO

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Parkway Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. and its subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 1995.

Charlotte, North Carolina

March 23, 2018

Elliott Davis PLLC | www.elliottdavis.com

Consolidated Balance Sheets

December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Assets

Cash and due from banks	$6,367	$7,215
Interest-bearing deposits with banks	8,739	19,399
Federal funds sold	7,769	9,294
Investment securities available for sale	50,675	62,540
Restricted equity securities	1,388	1,149
Loans, net of allowance for loan losses of $3,453 at December 31, 2017 and $3,420 at December 31, 2016	421,418	408,548
Cash value of life insurance	17,348	16,850
Foreclosed assets	0	70
Properties and equipment, net	17,646	17,970
Accrued interest receivable	1,737	1,732
Core deposit intangible	2,045	2,327
Deferred tax assets, net	2,965	5,872
Other assets	9,864	5,890

	$547,961	$558,856

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$130,847	$127,224
Interest-bearing	357,594	372,163

Total deposits	488,441	499,387
Accrued interest payable	46	57
Other liabilities	2,292	3,946

	490,779	503,390

Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares
authorized, none issued	0	—
Common stock, no par value; 25,000,000 shares
authorized, 5,021,376 issued and outstanding
at December 31, 2017 and 2016, respectively	0	—
Surplus	26,166	26,166
Retained earnings	32,526	30,654
Accumulated other comprehensive income (loss)	(1,510)	(1,354)

	57,182	55,466

	$547,961	$558,856

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2017 and 2016

(dollars in thousands except share amounts)	2017	2016
Interest income
Loans and fees on loans	$20,722	$16,284
Interest-bearing deposits in banks	48	37
Federal funds sold	111	46
Interest on securities:
Taxable	1,302	1,129
Exempt from federal income tax	0	3
Dividends	91	63

	22,274	17,562

Interest expense
Deposits	1,473	1,286
Interest on borrowings	1	442

	1,474	1,728

Net interest income	20,800	15,834
Provision for loan losses	217	(5)

Net interest income after provision for loan losses	20,583	15,839

Noninterest income
Service charges on deposit accounts	1,326	1,256
Other service charges and fees	1,597	1,346
Net realized gains on securities	242	364
Mortgage origination fees	293	167
Increase in cash value of life insurance	444	382
Bargain purchase gain	0	891
Other income	326	164

	4,228	4,570

Noninterest expenses
Salaries and employee benefits	10,283	8,630
Occupancy and equipment	2,588	1,985
Foreclosed asset expense, net	44	79
Data processing expense	1,177	888
FDIC Assessments	272	247
Advertising	612	211
Bank franchise tax	397	270
Professional fees	430	327
Supplies	277	159
Director fees	327	257
Merger related expenses	748	1,483
Other expense	2,125	2,280

	19,280	16,816

Income before income taxes	5,531	3,593
Income tax expense related to ordinary operations	1,669	1,175
Income tax expense related to change in tax rate	1,435	—

Total income tax expense	3,104	1,175
Net income	$2,427	$2,418

Basic earnings per share	$0.48	$0.60

Weighted average shares outstanding	5,021,376	4,026,114

Dividends declared per share	$0.16	$0.12

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Net Income	$2,427	$2,418

Other comprehensive income (loss)

Net change in pension reserve:
Change in pension reserve during the year	(67)	(261)
Tax related to change in pension reserve	23	89

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the year	449	(331)
Tax related to unrealized (gains) losses	(153)	113
Reclassification of net realized gains during the year	(242)	(364)
Tax related to realized gains	82	124

Total other comprehensive income (loss)	92	(630)

Total comprehensive income	$2,519	$1,788

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2017 and 2016

(dollars in thousands except share amounts)
					Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount	Surplus			Total
Balance, December 31, 2015	1,718,968	$2,149	$522	$28,709	$(724)	$30,656

Net income	—	—	—	2,418	—	2,418
Other comprehensive loss	—	—	—	—	(630)	(630)
Conversion of common stock in connection with new holding company on July 1, 2016:
Exchange of Grayson common stock, $1.25 par value	(1,718,968)	(2,149)	—	—	—	(2,149)
For Parkway common stock, no par value	3,025,384	—	2,419	—	—	2,149
Issuance of common stock in connection with acquisition of Cardinal Bankshares Corp	1,996,453	—	23,500	—	—	23,500
Redemption of fractional shares Issued in acquisition of Cardinal Bankshares Corp	(461)	—	(5)	—	—	(5)
Dividends paid prior to conversion	—	—	—	(172)	—	(172)
Dividends paid ($0.06 per share)	—	—	—	(301)	—	(301)

Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	0	0	0	2,427	0	2,427
Other comprehensive income	0	0	0	0	92	92
Reclassification of accumulated other comprehensive loss due to tax rate change	0	0	0	248	(248)	0
Dividends paid ($0.16 per share)	0	0	0	(803)	0	(803)

Balance, December 31, 2017	5,021,376	$0	$26,166	$32,526	$(1,510)	$57,182

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$2,427	$2,418
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,315	883
Amortization of core deposit intangible	282	142
Accretion of loan discount and deposit premium, net	(1,245)	(1,047)
Bargain purchase gain	0	(891)
Increase in (reduction of) loan loss provision	217	(5)
Deferred income taxes	2,891	1,154
Net realized gains on securities	(242)	(364)
Accretion of discount on securities, net of
amortization of premiums	671	602
Deferred compensation	(50)	(77)
Net realized loss on foreclosed assets	23	37
Life insurance income	0	(97)
Changes in assets and liabilities:
Cash value of life insurance	(444)	(382)
Accrued interest receivable	(5)	100
Other assets	(4,127)	(209)
Accrued interest payable	(11)	(147)
Other liabilities	(1,604)	1,462

Net cash provided by operating activities	98	3,579

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(1,914)	(17,881)
Sales	8,664	55,115
Maturities/calls/paydowns	4,893	14,349
Sales (purchases) or restricted equity securities	(239)	1,131
Net increase in loans	(12,070)	(12,105)
Proceeds from life insurance contracts	0	321
Proceeds from the sale of foreclosed assets	47	326
Purchases of property and equipment, net of sales	(991)	(674)
Cash received in business combination	0	11,698

Net cash (used in) provided by investing activities	(1,610)	52,280

Cash flows from financing activities
Net (decrease) increase in deposits	(10,718)	472
Net decrease in borrowings	0	(28,000)
Cash paid for fractional shares	0	(5)
Dividends paid	(803)	(473)

Net cash used in financing activities	(11,521)	(28,006)

Net (decrease) increase in cash and cash equivalents	(13,033)	27,853

Cash and cash equivalents, beginning	35,908	8,055

Cash and cash equivalents, ending	$22,875	$35,908

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Supplemental disclosure of cash flow information
Interest paid	$1,485	$1,840

Taxes paid	$70	$320

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$136	$(458)

Effect on equity of change in unfunded pension liability	$(44)	$(172)

Transfers of loans to foreclosed properties	$0	$25

Business combinations
Assets acquired	$0	$253,135
Liabilities assumed	0	228,744

Net assets	$0	$24,391

Bargain purchase gain	$0	$891

Stock issued to acquire Cardinal Bankshares Corp.	$0	$23,500

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

The Company has early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which is considered a change in accounting principle. Because the required adjustment of deferred taxes is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (commonly referred to as “stranded” tax effects) would not reflect the appropriate tax rate. Adoption of this ASU eliminates the “stranded” tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The Company has reclassified “stranded” tax effects totaling $248 thousand from accumulated other comprehensive loss to retained earnings and these reclassified amounts are reflected in the accompanying consolidated statements of changes in stockholders’ equity.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2015	$(116)	$(608)	$(724)
Other comprehensive loss before reclassifications	(218)	(172)	(390)
Amounts reclassified from accumulated other comprehensive (loss)	(240)	—	(240)

Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive income (loss) before reclassifications	296	(44)	252
Amounts reclassified from accumulated other comprehensive loss	(160)	0	(160)
Amounts reclassified to retained earnings from other comprehensive loss due to tax rate change	(85)	(163)	(248)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)

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

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The Company is currently evaluating the impact on revenue recognition, however it does not expect these amendments to have a material effect on its financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In February 2018, the FASB Issued ASU 2018-02, Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is $248 thousand for the year ended December 31, 2017.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Business Combinations

On July 1, 2016, Parkway completed its merger with Grayson and Cardinal. Parkway had no material assets or liabilities and did not conduct any business prior to consummation of the merger except to perform its obligations under the merger agreement. As such, Grayson was considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. There was no trading market and no market price for Parkway common stock on the date of the transaction. Parkway was quoted on the OTC Markets and began trading on August 31, 2016; however, Parkway was a new company and the stock was thinly traded. Grayson, as the accounting acquirer at the time of the merger, was also thinly traded and the limited number of shares traded prior to the acquisition were not considered indicative of trading value. Due to the limited trading history of Parkway and Grayson, the Company engaged a third party to determine the value of the transaction as well as the value of the consideration paid to Cardinal as a result of the transaction. The Company also engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. These valuations were subject to review and refinement for up to one year following the merger date, however so subsequent valuation adjustments were made.

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

The following table presents the Cardinal assets acquired and liabilities assumed as of July 1, 2016 as well as the related fair value adjustments and determination of purchase gain.

(dollars in thousands)	As Reported by Cardinal	Fair Value Adjustments		As Reported by Parkway
Assets
Cash and cash equivalents	$11,698	$—		$11,698
Investment securities	59,327	(322	)(a)	59,005
Restricted equity securities	1,308	—		1,308
Loans	164,044	(6,192	)(b)	157,852
Allowance for loan losses	(2,123)	2,123	(c)	—
Cash value of life insurance	6,714	—		6,714
Property and equipment	5,384	1,039	(d)	6,423
Intangible assets	—	2,469	(e)	2,469
Accrued interest receivable	539	-		539
Other assets	2,450	4,677	(f)	7,127

Total assets acquired	$249,341	$3,794		$253,135

Liabilities
Deposits	$218,671	$602	(g)	$219,273
Borrowings	8,000	—	(h)	8,000
Accrued interest payable	35	—		35
Other liabilities	1,289	147	(i)	1,436

Total liabilities acquired	$227,995	$749		$228,744

Net assets acquired				24,391
Total consideration paid				23,500

Purchase gain				$891

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Cardinal’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 34%). Also recognizes partial reversal of Cardinal’s deferred tax asset valuation allowance.

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party evaluation report on deposits assumed.

(h)	Cardinal’s borrowings were overnight borrowings and carried at fair value therefore no adjustment was required.

(i)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

The merger was accounted for under the acquisition method of accounting. The assets and liabilities of Cardinal were recorded at their estimated fair values and added to those of Grayson for periods following the merger date. Valuations of acquired Cardinal assets and liabilities were subject to refinement for up to one year following the merger date.

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

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

(dollars in thousands)	Pre-Merger Parkway	Pre-Merger Grayson	Cardinal Acquired	Post-Merger Parkway
Assets
Cash and cash equivalents	$—	$13,117	$11,698	$24,815
Investment securities	—	33,847	59,005	92,852
Restricted equity securities	—	971	1,308	2,279
Loans	—	244,800	157,852	402,652
Allowance for loan losses	—	(3,309)	-	(3,309)
Cash value of life insurance	—	10,122	6,714	16,836
Foreclosed assets	—	95	-	95
Property and equipment	—	11,548	6,423	17,971
Goodwill and other intangible assets	—	-	2,469	2,469
Accrued interest receivable	—	1,253	539	1,792
Other assets	—	5,044	7,127	12,171

Total assets	$—	$317,488	$253,135	$570,623

Liabilities
Deposits	$—	$274,265	$219,273	$493,538
Borrowings	—	10,000	8,000	18,000
Accrued interest payable	—	96	35	131
Other liabilities	—	1,146	1,436	2,582

Total liabilities	$—	$285,507	$228,744	$514,251

Shareholders’ Equity	$—	$31,981	$24,391	$56,372

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Cardinal acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2016. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $1.5 million are included in the Company’s consolidated statements of operations for the year ended December 31, 2016, and are not included in the pro forma information below.

Year Ended December 31, 2016
(unaudited)
Net interest income	$19,620
Net income (a)	$2,935
Basic and diluted weighted average shares outstanding (b)	5,021,376
Basic and diluted earnings per common share	$0.58

(a)	Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.
(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Cardinal acquisition as of the earliest reporting date.

From the acquisition date of July 1, 2016 through December 31, 2016, Cardinal recorded actual net interest income of $3.5 million, non-interest income of $415 thousand, and net income of $133 thousand. These results do not include adjustments for amortization and accretion of fair value adjustments resulting from the application of purchase accounting guidance.

Notes to Consolidated Financial Statements

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3.6 million and $4.6 million for the periods including December 31, 2017 and 2016, respectively.

Note 4. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2017
Available for sale:
Mortgage-backed securities	$28,780	$0	$(626)	$28,154
Corporate securities	3,016	0	(80)	2,936
State and municipal securities	19,542	155	(112)	19,585

	$51,338	$155	$(818)	$50,675

2016
Available for sale:
Government sponsored enterprises	$2,046	$236	$(73)	$2,209
Mortgage-backed securities	36,021	4	(823)	35,202
Corporate securities	3,061	—	(87)	2,974
State and municipal securities	22,282	97	(224)	22,155

	$63,410	$337	$(1,207)	$62,540

Restricted equity securities were $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2017
Available for sale:
Mortgage-backed securities	$15,791	$(324)	$12,361	$(302)	$28,152	$(626)
Corporate securities	1,506	(10)	1,430	(70)	2,936	(80)
State and municipal securities	5,284	(44)	2,758	(68)	8,042	(112)

Total securities available for sale	$22,581	$(378)	$16,549	$(440)	$39,130	$(818)

2016
Available for sale:
Government sponsored enterprises	$—	$—	$1,924	$(73)	$1,924	$(73)
Mortgage-backed securities	31,759	(789)	688	(34)	32,447	(823)
Corporate securities	1,548	(12)	1,425	(75)	2,973	(87)
State and municipal securities	12,208	(224)	—	—	12,208	(224)

Total securities available for sale	$45,515	$(1,025)	$4,037	$(182)	$49,552	$(1,207)

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

At December 31, 2017, 35 debt securities with unrealized losses had depreciated 2.05 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2017. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $8.7 and $55.1 million for the years ended December 31, 2017 and 2016, respectively. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2017	2016
Realized gains	$257	$369
Realized losses	(15)	(5)

	$242	$364

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

The scheduled maturities of securities available for sale at December 31, 2017, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$729	$730
Due after one year through five years	8,435	8,398
Due after five years through ten years	21,371	20,975
Due after ten years	20,803	20,572

	$51,338	$50,675

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $11.2 million at December 31, 2017 and 2016, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 5. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2017 and December 31, 2016 are as follows:

(dollars in thousands)	2017	2016
Commercial & agricultural	$25,672	$26,086
Commercial mortgage	125,661	128,515
Construction & development	25,475	26,464
Farmland	33,353	33,531
Residential	199,120	187,188
Consumer & other	15,590	10,184

Total loans	424,871	411,968
Allowance for loan losses	(3,453)	(3,420)

Loans, net of allowance for loan losses	$421,418	$408,548

The major components of loans, net of fair value adjustments, acquired from Cardinal as of July 1, 2016, the acquisition date, are as follows:

(dollars in thousands)
Commercial & agricultural	$15,897
Commercial mortgage	76,968
Construction & development	7,800
Farmland	4,146
Residential	49,609
Consumer & other	3,432

Total loans acquired	$157,852

As of the acquisition date, all loans acquired from Cardinal were considered to be performing loans therefore there were no purchased credit impaired loans.

As of December 31, 2017 and 2016, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

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

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2017 and December 31, 2016:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2017
Allowance for loan losses:
Beginning Balance	$319	$342	$1,841	$600	$210	$108	$3,420
Charge-offs	(33)	(34)	(89)	(59)	(27)	(76)	(318)
Recoveries	56	0	23	0	33	22	134
Provision	(103)	50	100	78	66	26	217

Ending Balance	$239	$358	$1,875	$619	$282	$80	$3,453

Ending balance: individually evaluated for impairment	$0	$49	$42	$0	$0	$0	$91

Ending balance: collectively evaluated for impairment	$239	$309	$1,833	$619	$282	$80	$3,362

Loans outstanding:
Ending Balance	$25,475	$33,353	$199,120	$125,661	$25,672	$15,590	$424,871

Ending balance: individually evaluated for impairment	$0	$5,069	$1,556	$0	$0	$0	$6,625

Ending balance: collectively evaluated for impairment	$25,475	$28,284	$197,564	$125,661	$25,672	$15,590	$418,246

December 31, 2016
Allowance for loan losses:
Beginning Balance	$344	$435	$1,887	$578	$136	$38	$3,418
Charge-offs	(20)	—	(84)	(21)	(19)	(70)	(214)
Recoveries	98	59	22	—	8	34	221
Provision	(103)	(152)	16	43	85	106	(5)

Ending Balance	$319	$342	$1,841	$600	$210	$108	$3,420

Ending balance: individually evaluated for impairment	$—	$57	$184	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$319	$285	$1,657	$600	$210	$108	$3,179

Loans outstanding:
Ending Balance	$26,464	$33,531	$187,188	$128,515	$26,086	$10,184	$411,968

Ending balance: individually evaluated for impairment	$580	$5,030	$1,533	$114	$—	$—	$7,257

Ending balance: collectively evaluated for impairment	$25,884	$28,501	$185,655	$128,401	$26,086	$10,184	$404,711

As of December 31, 2017 and December 31, 2016, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.    Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2017 and December 31, 2016, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2017
Real Estate Secured:
Construction & development	$24,612	$652	$0	$211	$25,475
Farmland	23,935	4,895	74	4,449	33,353
Residential	183,543	12,464	200	2,913	199,120
Commercial mortgage	106,102	15,291	1,611	2,657	125,661
Non-Real Estate Secured:
Commercial & agricultural	22,446	2,057	649	520	25,672
Consumer & other	15,262	328	0	0	15,590

Total	$375,900	$35,687	$2,534	$10,750	$424,871

December 31, 2016
Real Estate Secured:
Construction & development	$24,659	$902	$—	$903	$26,464
Farmland	23,201	5,276	—	5,054	33,531
Residential	170,885	14,081	—	2,222	187,188
Commercial mortgage	105,317	13,449	3,353	6,396	128,515
Non-Real Estate Secured:
Commercial & agricultural	22,719	2,333	485	549	26,086
Consumer & other	10,018	126	—	40	10,184

Total	$356,799	$36,167	$3,838	$15,164	$411,968

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2017 and December 31, 2016:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
December 31, 2017
Real Estate Secured:
Construction & development	$0	$0	$227	$227	$25,248	$25,475	$0	$226
Farmland	188	0	308	496	32,857	33,353	0	3,610
Residential	395	334	710	1,439	197,681	199,120	0	1,211
Commercial mortgage	0	0	194	194	125,467	125,661	0	194
Non-Real Estate Secured:
Commercial & agricultural	70	0	23	93	25,579	25,672	0	94
Consumer & other	2	24	0	26	15,564	15,590	0	0

Total	$655	$358	$1,462	$2,475	$422,396	$424,871	$0	$5,335

December 31, 2016
Real Estate Secured:
Construction & development	$—	$—	$390	$390	$26,074	$26,464	$—	$647
Farmland	343	—	—	343	33,188	33,531	—	3,310
Residential	413	48	19	480	186,708	187,188	—	31
Commercial mortgage	25	227	426	678	127,837	128,515	—	640
Non-Real Estate Secured:
Commercial & agricultural	67	—	25	92	25,994	26,086	—	31
Consumer & other	5	6	—	11	10,173	10,184	—	5

Total	$853	$281	$860	$1,994	$409,974	$411,968	$—	$4,664

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2017 and December 31, 2016, respectively, the recorded investment in impaired loans totaled $12.3 million and $13.3 million. The total amount of collateral-dependent impaired loans at December 31, 2017 and December 31, 2016, respectively, was $3.7 million and $4.0 million. As of December 31, 2017 and December 31, 2016, respectively, $3.7 million and $4.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $8.6 million and $10.0 million in troubled debt restructured loans included in impaired loans at December 31, 2017 and December 31, 2016, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2017 and December 31, 2016, respectively, $5.7 million and $6.1 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $303 thousand and $315 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2017 and December 31, 2016:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Construction & development	$0	$0	$0	$0	$0
Farmland	3,422	3,456	0	3,774	10
Residential	300	300	0	300	8
Commercial mortgage	0	0	0	0	0
Commercial & agricultural	0	26	0	27	0
Consumer & other	0	0	0	0	2

Subtotal	3,722	3,782	0	4,101	20

With an allowance recorded:
Construction & development	361	361	16	718	111
Farmland	1,936	1,936	58	2,224	135
Residential	5,647	5,832	284	6,209	290
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	55	3	89	13
Consumer & other	0	0	0	2	0

Subtotal	8,601	8,921	394	10,262	603

Totals:
Construction & development	361	361	16	718	111
Farmland	5,358	5,392	58	5,998	145
Residential	5,947	6,132	284	6,509	298
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	81	3	116	13
Consumer & other	0	0	0	2	2

Total	$12,323	$12,703	$394	$14,363	$623

[1]	Recorded investment is the loan balance, net of any charge-offs

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Construction & development	$581	$581	$—	$840	$17
Farmland	3,660	3,660	—	4,170	18
Residential	—	—	—	347	10
Commercial mortgage	114	114	—	115	4
Commercial & agricultural	—	—	—	—	—
Consumer & other	—	—	—	—	1

Subtotal	4,355	4,355	—	5,472	50

With an allowance recorded:
Construction & development	193	193	10	201	16
Farmland	1,679	1,679	73	1,705	84
Residential	6,138	6,300	423	6,629	302
Commercial mortgage	838	974	44	1,035	39
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	1

Subtotal	8,965	9,263	556	9,735	451

Totals:
Construction & development	774	774	10	1,041	33
Farmland	5,339	5,339	73	5,875	102
Residential	6,138	6,300	423	6,976	312
Commercial mortgage	952	1,088	44	1,150	43
Commercial & agricultural	113	113	6	155	9
Consumer & other	4	4	—	10	2

Total	$13,320	$13,618	$556	$15,207	$501

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2017 and December 31, 2016:

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
December 31, 2017
Construction & development	0	$0	$0	0	$0	$0
Farmland	2	298	298	0	0	0
Residential	1	48	48	0	0	0
Commercial mortgage	0	0	0	0	0	0
Commercial & agricultural	0	0	0	0	0	0
Consumer & other	0	0	0	0	0	0

Total	3	$346	$346	0	$0	$0

During the twelve months ended December 31, 2017, three loans were modified that were considered to be TDRs. Term concessions only were granted and no additional funds were advanced.

(1)	Loans past due 30 days or more are considered to be in default.

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
December 31, 2016
Construction & development	—	$—	$—	—	$—	$—
Farmland	2	144	150	2	144	150
Residential	5	565	588	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	7	$709	$738	2	$144	$150

During the twelve months ended December 31, 2016, seven loans were modified that were considered to be TDRs. Term concessions only were granted for seven loans, and additional funds were advanced on two loans to pay real estate taxes, personal taxes, and closing cost. Additional funds were advanced on one loan to pay for equipment repairs.

(1)	Loans past due 30 days or more are considered to be in default.

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2017 and 2016, are as follows:

(dollars in thousands)	2017	2016
Land	$4,267	$4,145
Buildings and improvements	14,950	14,668
Furniture and equipment	10,213	9,634

	29,430	28,447

Less accumulated depreciation	(11,784)	(10,477)

	$17,646	$17,970

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $1,315 thousand and $883 thousand respectively.

Note 8. Cash Value of Life Insurance

The Bank is owner and beneficiary of life insurance policies on certain employees and directors. Policy cash values totaled approximately $17.3 million, and $16.9 million at December 31, 2017 and 2016, respectively.

Note 9. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2017 and 2016 are as follows:

(dollars in thousands)	2017	2016
Gross carrying amount	$2,469	$2,469
Accumulated amortization	424	142

Net book value	$2,045	$2,327

Amortization expense for the years ended December 31, 2017 and 2016 amounted to $282 thousand and $142 thousand respectively.

Note 10. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2017 and 2016 was $13.5 million, and $12.5 million, respectively. At December 31, 2017, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)
2018	$63,799
2019	25,183
2020	21,044
2021	22,112
2022	15,587

Total	$147,725

Note 11. Short-Term Debt

At December 31, 2017 and 2016 the Bank had no debt outstanding classified as short-term.

At December 31, 2017, the Bank had established unsecured lines of credit of approximately $28.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $136.5 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 12. Long-Term Debt

At December 31, 2017 and 2016 the Bank had no debt outstanding classified as long-term.

Notes to Consolidated Financial Statements

Note 13. Financial Instruments

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial Instruments—Assets
Net Loans	$421,418	$417,229	$0	$416,426	$803

Financial Instruments – Liabilities
Time Deposits	147,725	144,656	0	144,656	0

December 31, 2016
Financial Instruments—Assets
Net Loans	$408,548	$405,876	$—	$405,410	$466

Financial Instruments – Liabilities
Time Deposits	167,355	165,257	—	165,257	—

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

Note 13. Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2017, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2017 or 2016.

Notes to Consolidated Financial Statements

Note 13. Financial Instruments, continued

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Investment securities available for sale
Mortgage-backed securities	$28,154	$0	$28,154	$0
Corporate securities	2,936	0	2,936	0
State and municipal securities	19,585	0	19,585	0

Total assets at fair value	$50,675	$0	$50,675	$0

December 31, 2016
Investment securities available for sale
Government sponsored enterprises	$2,209	$—	$2,209	$—
Mortgage-backed securities	35,202	—	35,202	—
Corporate securities	2,974	—	2,974	—
State and municipal securities	22,155	—	22,155	—

Total assets at fair value	$62,540	$—	$62,540	$—

No liabilities were recorded at fair value on a recurring basis as of December 31, 2017 or 2016. There were no significant transfers between levels during the years ended December 31, 2017 or 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2017 or 2016. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$803	$0	$0	$803
Foreclosed assets	0	0	0	0

Total assets at fair value	$803	$0	$0	$803

Notes to Consolidated Financial Statements

Note 13. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Impaired loans	$466	$—	$—	$466
Foreclosed assets	70	—	—	70

Total assets at fair value	$536	$—	$—	$536

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$803	$466	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$0	$70	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 14. Employee Benefit Plans

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$4,783	$4,645
Interest cost	191	196
Actuarial (gain) loss	637	227
Benefits paid	(380)	(306)
Settlement (gain) loss	(8)	21

Benefit obligation at end of year	5,223	4,783

Change in plan assets
Fair value of plan assets at beginning of year	7,894	7,722
Actual return on plan assets	999	478
Benefits paid	(380)	(306)

Fair value of plan assets at end of year	8,513	7,894

Funded status at the end of the year	$3,290	$3,111

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2017	2016
Amounts recognized in the Balance Sheet
Plan benefit cost	$4,539	$4,292
Unrecognized net actuarial loss	(1,249)	(1,181)

Amount recognized in other assets	$3,290	$3,111

Amounts recognized in accumulated comprehensive income (loss)
Unrecognized net actuarial loss	$(1,249)	$(1,181)

Deferred taxes	262	401

Amount recognized in accumulated comprehensive income (loss), net	$(987)	$(780)

Prepaid benefit detail
Benefit obligation	$(5,223)	$(4,783)
Fair value of assets	8,513	7,894
Unrecognized net actuarial loss	1,249	1,181

Prepaid benefit cost	4,539	4,292

Components of net periodic pension cost
Interest cost	$191	$196
Expected return on plan assets	(552)	(558)
Recognized net loss due to settlement	86	57
Recognized net actuarial loss	28	10

Net periodic benefit expense	(247)	(295)

Additional disclosure information
Accumulated benefit obligation	$5,223	$4,783
Vested benefit obligation	$5,223	$4,783
Discount rate used for net periodic pension cost	4.00%	4.25%
Discount rate used for disclosure	3.50%	4.00%
Expected return on plan assets	7.00%	7.25%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	13	14

Using the same fair value hierarchy described in Note 11, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)

	Total	Level 1	Level 2	Level 3
December 31, 2017
Cash equivalents and short term investments	$0	$0	$0	$0
Mutual funds – equities	4,368	4,368	0	0
Mutual funds – fixed income	4,145	4,145	0	0

Total assets at fair value	$8,513	$8,513	$0	$0

December 31, 2016
Cash equivalents and short term investments	$—	$—	$—	$—
Mutual funds – equities	3,969	3,969	—	—
Mutual funds – fixed income	3,925	3,925	—	—

Total assets at fair value	$7,894	$7,894	$—	$—

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits
2018	$568
2019	49
2020	16
2021	123
2022	225
2023 – 2027	2,689

$3,670

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2017 and there is no required contribution for 2018. Based on this we do not anticipate making a contribution to the plan in 2018.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2017 and 2016, by asset category are as follows:

	2017	2016
Mutual funds – fixed income	49%	50%
Mutual funds – equity	51%	50%
Cash and equivalents	0%	0%

Total	100%	100%

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2017	2016
	Valuation	Valuation
Source	Report	Report
Bank of Floyd Plan	108.63%	109.78%

Employer Contributions

Plan expenses paid by the Company totaled approximately $58 thousand and $56 thousand for the years ended December 31, 2017 and 2016, respectively.

Note 15. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $312 thousand and $362 thousand at December 31, 2017 and 2016 respectively. Expense charged against income and included in salary and benefits expense was $27 thousand and $31 thousand in 2017 and 2016, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years. Supplemental executive retirement plans for certain executive officers were adopted in 2017. The plans provide for annual payments ranging from $55,000 to $90,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. Expense charged against income and included in salary and benefits expense in 2017 totaled $36 thousand for these supplemental executive retirement plans.

Prior to the merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $805 thousand at December 31, 2017. Charges to income amounted to approximately $32 thousand and $17 thousand in 2017 and 2016 respectively. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (substantially all Federal) are as follows:

(dollars in thousands)	2017	2016
Current	$213	$21
Deferred	2,891	1,154

	$3,104	$1,175

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of income follows:

(dollars in thousands)	2017	2016
Tax at statutory federal rate	$1,881	$1,222
Tax exempt interest income	(61)	(33)
Tax exempt insurance income	(151)	(163)
State income tax, net of federal benefit	9	16
Merger expenses	4	205
Bargain purchase gain	0	(303)
Merger related NOL adjustment	0	225
Other	(13)	6
Deferred tax asset re-measurement	1,435	—

	$3,104	$1,175

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2017 and 2016 are summarized as follows:

(dollars in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$482	$652
Acquired loan credit mark	842	1,710
Deferred compensation	335	569
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	19	497
Minimum pension liability	262	402
Net operating loss carryforward	2,131	4,227
Alternative minimum tax credit carryforward	638	394
Net unrealized losses on securities available for sale	139	296
Nonaccrual interest income	217	358
Other	76	200

	$5,141	$9,305

Deferred tax liabilities
Deferred loan origination costs	228	288
Core deposit intangible	433	798
Accrued pension costs	962	1,471
Depreciation	553	875
Accretion of discount on investment securities, net	0	1

	$2,176	$3,433

Net deferred tax asset	$2,965	$5,872

Notes to Consolidated Financial Statements

Note 16. Income Taxes, continued

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result, the Company’s income tax expense for the year ended December 31, 2017 includes tax expense from the re-measurement of deferred assets and liabilities totaling $1.4 million.

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2014 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The net operating loss of approximately $10.1 million, if not utilized prior to, will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

Note 17. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2017 and 2016 is as follows:

(dollars in thousands)	2017	2016
Commitments to extend credit	$56,912	$54,667
Standby letters of credit	1,106	—

	$58,018	$54,667

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies , continued

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

Note 18. Regulatory Restrictions

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $5.7 million at December 31, 2017. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2017.

Notes to Consolidated Financial Statements

Note 18. Regulatory Restrictions, continued

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

Notes to Consolidated Financial Statements

Note 18. Regulatory Restrictions, continued

Capital Requirements, continued

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2017 and 2016. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital
(to risk weighted assets)	$56,962	13.14%	$34,688	8.00%	$43,360	10.00%
Tier 1 Capital
(to risk weighted assets)	$53,483	12.33%	$26,016	6.00%	$34,688	8.00%
Common Equity Tier 1
(to risk weighted assets)	$53,483	12.33%	$19,512	4.50%	$28,184	6.50%
Tier 1 Capital
(to average total assets)	$53,483	9.81%	$21,808	4.00%	$27,260	5.00%

December 31, 2016
Total Capital
(to risk weighted assets)	$53,657	12.72%	$33,744	8.00%	$42,180	10.00%
Tier 1 Capital
(to risk weighted assets)	$50,111	11.88%	$25,308	6.00%	$33,744	8.00%
Common Equity Tier 1
(to risk weighted assets)	$50,111	11.88%	$18,981	4.50%	$27,417	6.50%
Tier 1 Capital
(to average total assets)	$50,111	9.01%	$22,242	4.00%	$27,803	5.00%

Note 19. Transactions with Related Parties

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

Aggregate 2017 and 2016 loan transactions with related parties were as follows:

(dollars in thousands)	2017	2016
Balance, beginning	$5,112	$1,741
New loans	1,388	841
Repayments	(1,228)	(695)
Change in relationship	(503)	3,225

Balance, ending	$4,769	$5,112

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $10.7 million, and $9.5 million at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets

December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$1,518	$1,621
Investment in affiliate bank	55,115	53,168
Other assets	586	677

Total assets	$57,219	$55,466

Liabilities
Other liabilities	$37	$—

Stockholders’ Equity
Common stock	0	—
Surplus	26,166	26,166
Retained earnings	32,526	30,654
Accumulated other comprehensive loss	(1,510)	(1,354)

Total stockholders’ equity	57,182	55,466

Total liabilities and stockholders’ equity	$57,219	$55,466

Statements of Income

For the years ended December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Income
Dividends from affiliate bank	$803	$573
Bargain purchase gain	0	891
Other income	1	7

	804	1,471

Expenses
Management and professional fees	35	56
Other expenses	36	27

	71	83

Income before tax benefit and equity in undistributed income of affiliate	733	1,388
Federal income tax expense	(161)	(225)

Income before equity in undistributed income of affiliate	572	1,163
Equity in undistributed income of affiliate	1,855	1,255

Net income	$2,427	$2,418

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$2,427	$2,418
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(1,855)	(1,255)
Bargain purchase gain	0	(891)
Change in other assets	91	59
Change in other liabilities	37	(85)

Net cash provided by operating activities	700	246

Cash flows from investing activities
Net decrease in loans	0	1,002
Cash received in business combination	0	822

Net cash provided by investing activities	0	1,824

Cash flows from financing activities
Cash paid for fractional shares	0	(5)
Dividends paid	(803)	(473)

Net cash used by financing activities	(803)	(478)

Net (decrease) increase in cash and cash equivalents	(103)	1,592

Cash and cash equivalents, beginning	1,621	29

Cash and cash equivalents, ending	$1,518	$1,621

Note 21. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed the events occurring through the date the consolidated financial statements were issued and, other than what is disclosed below, no subsequent events occurred requiring accrual or disclosure.

On March 1, 2018, Parkway, Skyline, and Great State Bank, a North Carolina state-chartered bank (“GSB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Parkway will acquire GSB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, GSB will merge with and into Skyline (the “Merger”), with Skyline as the surviving bank in the Merger. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Parkway and GSB. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), GSB shareholders will have the right to receive 1.21 shares of the common stock of Parkway for each share of the common stock of GSB held immediately prior to the Effective Time.

In connection with the execution of the Merger Agreement, all of the directors of GSB entered into support and non-competition agreements with Parkway pursuant to which such individuals, in their capacities as shareholders of GSB, have agreed, among other things, to vote their respective shares of common stock in favor to the approval of the Merger Agreement and to certain non-competition and non-solicitation covenants. The Merger Agreement contains customary representations, warranties and covenants of each of Parkway and Skyline and GSB. The completion of the Merger is subject to various closing conditions, including obtaining the requisite approvals of Parkway’s and GSB’s shareholders and receiving certain regulatory approvals. GSB has also agreed to customary non-solicitation covenants relating to alternative acquisition proposals. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, GSB may be required to pay to Parkway a termination fee of $575,000. The merger is currently expected to close in the third quarter of 2018.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted and assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human effort and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Changes in conditions will also impact the internal control effectiveness over time. Parkway Acquisition Corp. maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2017, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Thomas M. Jackson, Jr. (60) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015. Prior to that he served as Chairman of the Board of Grayson and Grayson National Bank from 2011 to 2016 and a director from 2002. Mr. Jackson was Vice Chairman of Grayson and Grayson National Bank from 2009 to 2011. Mr. Jackson practices law in Hillsville and Wytheville, Virginia. He served as a representative of the 6th District in the Virginia House of Delegates from 1988 to 2002. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (55) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is the founder and owner of James W. Shortt & Associates, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and business and estate transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (66) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson was President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. He served as Vice President of Grayson from 1992 to 2000 and as Executive Vice President of Grayson National Bank from 1991 to 2000. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 45 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (59) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board, including his role as Chairman of Cardinal’s Audit Committee. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Bryan L. Edwards (67) – Mr. Edwards has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards has served as the Manager of the Town of Sparta, North Carolina since January 2004. Prior to that, he was employed as a real estate agent with Mountain Dreams Realty and served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards has served on the Board of Directors of the Blue Ridge Electric Membership Corporation, a rural electric cooperative based in Lenoir, North Carolina, since 2007 and is the current Chairman of the Virginia Carolina Water Authority.

J. Allan Funk (55) – Mr. Funk has been President and Chief Executive Officer, as well as a director of Parkway, since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2013 to 2016 and was named President and Chief Executive Officer of Grayson and Grayson National Bank in September 2013. Mr. Funk previously served as Chief Banking and Lending Officer of Grayson National Bank since May 2011 and as Chief Commercial Loan Officer from 2009 to 2011. Prior to joining Grayson National Bank in 2009, Mr. Funk served as a Senior Vice President and Area Executive in Southwest Virginia for a major regional bank. His banking experience began in 1984 with completion of a bank management training program and includes production and bank management positions of increasing responsibility levels in NC, SC and Southwest Virginia. Mr. Funk has served on the Boards of Directors of the Virginia Association of Community Banks since 2014, and the Crossroads Institute since 2013. He is a graduate of Campbell University (BBA), Wake Forest University Babcock Graduate School of Management (MBA) and the ABA National Graduate Trust School at Northwestern University.

T. Mauyer Gallimore (75) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

R. Devereux Jarratt (76) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics and a graduate degree in accounting. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, serves as a significant resource for our board and management.

Theresa S. Lazo (61) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo recently completed nine years of service on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

Carl J. Richardson (72) – Mr. Richardson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1976 to 2016. He served as President and Chief Executive Officer of Grayson National Bank from 1991 to 2000 and of Grayson from 1992 to 2000. Mr. Richardson was employed by Grayson National Bank from 1965 until his retirement in 2000. Mr. Richardson has over 45 years of experience in the banking industry and has significant banking contacts throughout the state of Virginia. His direct knowledge of Grayson’s legacy customer base and experience with agricultural and real estate lending are significant assets to the Board. Mr. Richardson has served on the Boards of Directors of the Wytheville Community College Scholarship Foundation since 1998, and the Crossroads Institute since 2014.

Melissa G. Rotenberry (53) – Mrs. Rotenberry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Mrs. Rotenberry is the Controller and Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants and retail stores representing approximately $350 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Mrs. Rotenberry is a graduate of Virginia Tech and has previously served on the Board of Directors for Carilion New River Valley Medical Center.

John Michael Turman (71) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (50) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., the Vaughan Foundation, and Galax Hope House Ministries, Inc.

Executive Officers Who Are Not Directors

Blake M. Edwards, Jr. (52) – Mr. Edwards, Executive Vice President and Chief Financial Officer of Parkway, previously served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Prior to those positions, he worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University. He has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards currently serves as Chairman of the Board of Trustees of DLP, Twin County Regional Healthcare, Inc., and as President of the Blue Ridge Discovery Center.

Rebecca M. Melton (48) – Ms. Melton, Chief Risk Officer of Parkway, previously served as the Chief Credit Officer of Grayson National Bank since June 2011. Prior to joining Grayson National Bank, she worked at the OCC as a National Bank Examiner for thirteen years. She spent the majority of her career with the OCC examining community banks throughout the southeastern United States. Before joining the OCC, Ms. Melton worked for two years in the credit card department of a community bank. She has a Bachelor of Business Administration degree from Radford University.

Lynn T. Murray (62) – Mrs. Murray, Chief Marketing and Human Resources Officer of Parkway, joined Cardinal in April 2013 as a Senior Vice President and the Chief Administrative Officer. Mrs. Murray has over 20 years of experience in the banking industry. She most recently served as an independent consultant to community banks focusing her practice on building sales skills and improving performance of customer facing staff. Mrs. Murray previously spent 10 years in retail banking and marketing with banks in North Carolina and South Carolina. She is a graduate of Ithaca College in New York.

Mary D. Tabor (53) – Mrs. Tabor, Chief Credit Officer of Parkway, joined Cardinal in August 2013 as a Credit Manager, and was promoted to Chief Credit Officer in August 2014. Mrs. Tabor has 30 years of experience in the banking industry related to lending, underwriting and credit. Prior to joining Cardinal, Mrs. Tabor served in various roles with Central Fidelity, First National Bank and Stellar One. She earned a Bachelors and Masters in Agricultural Economics from Virginia Tech and is a graduate of the Stonier Graduate School of Banking.

Rodney R. Halsey (49) – Mr. Halsey, Chief Operations Officer of Parkway, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. He graduated from Appalachian State University with a degree in Business Administration.

Jonathan L. Kruckow (33) – Mr. Kruckow, Chief Business Lending Officer of Parkway, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech and has also attended the VBA’s School of Bank Management at the University of Virginia and is currently enrolled in the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the VBA’s Lending Executives Committee and is a member of the VBA’s Emerging Bank Leaders program.

Milo L. Cockerham (31) – Mr. Cockerham, Retail Banking Manager of Parkway, joined Skyline National Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 16 retail branch locations. Mr. Cockerham has 10 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate Emory & Henry College with a BA in Economics and a BS in Business Management. He is currently enrolled in the Graduate School of Banking at Louisiana State University.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met four times during the year ended December 31, 2017.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Carl J. Richardson, Chairman, Dr. J. Howard Conduff, Jr., Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, James W. Shortt, and J. Allan Funk. Each member, with the exception of J. Allan Funk and Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met four times during the year ended December 31, 2017.

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

How Executive Pay Levels are Determined

The Compensation Committee regularly reviews Parkway’s executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of Parkway’s executive officers are reported to the Board. The Compensation Committee also engages Matthews, Young & Associates, Inc., an independent, third-party compensation consulting firm to assist with the design and implementation of the Company’s overall executive compensation program. Matthews, Young & Associates, Inc. also compiles the comparative industry market data that the committee uses to assess overall compensation competitiveness.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
J. Allan Funk	2017	240,000	39,000	0	279,000
President and Chief Executive Officer	2016	195,000	33,626	22,060	250,686
Blake M. Edwards, Jr.	2017	190,000	31,500	0	221,500
Senior Executive VP and Chief Financial Officer	2016	175,000	30,263	0	205,263
Rebecca M. Melton	2017	150,000	17,400	0	167,400
Executive VP and Chief Risk Officer	2016	145,000	16,615	0	161,615

(1)	For Mr. Funk, other compensation in 2016 consists of fees paid for service as a director.

Supplemental Discussion of Compensation

Parkway has employment agreements with Mr. Funk and Mr. Edwards as described below. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options

No stock options or other stock-based awards were granted to any of Parkway’s employees during the fiscal year ended December 31, 2017. In addition, no such options or awards were exercised during the fiscal year ended December 31, 2017 or held at December 31, 2017 by any such employees.

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

Nonqualified Deferred Compensation

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $312 thousand and $362 thousand at December 31, 2017 and 2016 respectively. Expense charged against income and included in salary and benefits expense was $27 thousand and $31 thousand in 2017 and 2016, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent. Supplemental executive retirement plans for certain executive officers were adopted in October 2017. The plans provide for annual payments ranging from $55,000 to $90,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. Expense charged against income and included in salary and benefits expense in 2017 totaled $36 thousand for these supplemental executive retirement plans.

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

Payments upon Termination of Employment or a Change of Control

Employment Agreement of J. Allan Funk

On November 22, 2017, Parkway entered into an executive employment agreement (the “Funk Employment Agreement”) with J. Allan Funk, the Company’s President and Chief Executive Officer.

The term of Mr. Funk’s employment under the Funk Employment Agreement began on November 22, 2017 and will continue for a term of three years, unless terminated earlier in accordance with its terms. After the expiration of this initial term, the Funk Employment Agreement will automatically extend for successive one-year periods, unless either Mr. Funk or the Company elect not to so extend. The Funk Employment Agreement provides for an initial base salary of $240,000 per year. Mr. Funk will be eligible to be considered for incentive compensation, if any, in an amount determined appropriate by the Company based on the recommendation of the Compensation Committee of the Company’s Board of Directors. He is also entitled to participate in the Company’s employee benefit plans and programs for which he is or will be eligible.

The Funk Employment Agreement provides for the termination of Mr. Funk’s employment by the Company without “Cause” or by him for “Good Reason” in the absence of a “Change in Control” (as those terms are defined in the Funk Employment Agreement). In such cases, Mr. Funk will be entitled to receive his then-current base salary for the lesser of the remainder of the term or 18 months. The Funk Employment Agreement also provides for the termination of Mr. Funk’s employment by the Company following a “Change of Control” or by him for “Good Reason” following a “Change of Control.” In such cases, Mr. Funk will be entitled to receive his then-current base salary and other compensation benefits for a period of 24 months. Mr. Funk’s entitlement to the foregoing severance payments is subject to Mr. Funk’s release and waiver of claims against the Company and his compliance with certain restrictive covenants as provided in the Funk Employment Agreement.

In the event that Mr. Funk is terminated by the Company as a result of a “Permanent Disability” (as defined in the Funk Employment Agreement), Mr. Funk will be entitled to receive a lump sum payment equal to 90 days of his then-current base salary. Mr. Funk will not be entitled to any compensation or other benefits under the Funk Employment Agreement if his employment is terminated upon his death, by the Company for “Cause,” or by him in the absence of “Good Reason.”

The Funk Employment Agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 24 months following the last day of Mr. Funk’s employment.

Employment Agreement of Blake M. Edwards

On November 22, 2017, the Company entered into an executive employment agreement (the “Edwards Employment Agreement”) with Blake M. Edwards, the Company’s Senior Executive Vice President and Chief Financial Officer.

The term of Mr. Edwards’s employment under the Edwards Employment Agreement began on November 22, 2017 and will continue for a term of three years, unless terminated earlier in accordance with its terms. After the expiration of this initial term, the Edwards Employment Agreement will automatically extend for successive one-year periods, unless either Mr. Edwards or the Company elect not to so extend. The Edwards Employment Agreement provides for an initial base salary of $190,000 per year. Mr. Edwards will be eligible to be considered for incentive compensation, if any, in an amount determined appropriate by the Company based on the recommendation of the Compensation Committee of the Company’s Board of Directors. He is also entitled to participate in the Company’s employee benefit plans and programs for which he is or will be eligible.

The Edwards Employment Agreement provides for the termination of Mr. Edwards’s employment by the Company without “Cause” or by him for “Good Reason” in the absence of a “Change in Control” (as those terms are defined in the Edwards Employment Agreement). In such cases, Mr. Edwards will be entitled to receive his then-current base salary for the lesser of the remainder of the term or 18 months. The Edwards Employment Agreement also provides for the termination of Mr. Edwards’s employment by the Company following a “Change of Control” or by him for “Good Reason” following a “Change of Control.” In such cases, Mr. Edwards will be entitled to receive his then-current base salary and other compensation benefits for a period of 24 months. Mr. Edwards’s entitlement to the foregoing severance payments is subject to Mr. Edwards’s release and waiver of claims against the Company and his compliance with certain restrictive covenants as provided in the Edwards Employment Agreement.

In the event that Mr. Edwards is terminated by the Company as a result of a “Permanent Disability” (as defined in the Edwards Employment Agreement), Mr. Edwards will be entitled to receive a lump sum payment equal to 90 days of his then-current base salary. Mr. Edwards will not be entitled to any compensation or other benefits under the Edwards Employment Agreement if his employment is terminated upon his death, by the Company for “Cause,” or by him in the absence of “Good Reason.”

The Edwards Employment Agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 24 months following the last day of Mr. Edwards’ employment.

Change in Control Agreement with Rebecca M. Melton

On November 22, 2017, the Company entered into a change in control agreement (the “Change in Control Agreement”) with Rebecca M. Melton, the Company’s Chief Risk Officer.

The Change in Control Agreement provides that if the Ms. Melton’s employment is terminated by the Company without “Cause” or by her for “Good Reason” within 12 months following a “Change in Control Event” (as those terms are defined in the Change in Control Agreement), the Company will make a severance payment to Ms. Melton equal to her annual base salary. Ms. Melton’s entitlement to the foregoing severance payment is subject to Ms. Melton’s release and waiver of claims against the Company and her compliance with certain restrictive covenants as provided in the Change in Control Agreement.

Ms. Melton will not be entitled to any compensation or other benefits under the Change in Control Agreement if (a) the Company terminates her employment for “Cause,” (b) she voluntarily terminates her employment for other than “Good Reason,” or (c) her employment terminates or is terminated due to her death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the Change in Control Agreement). Subject to certain limited exceptions provided in the Change in Control Agreement, the Company’s obligation to make severance payments under the Change in Control Agreement expires on December 31, 2018.

The Change in Control Agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the last day of Ms. Melton’s employment.

Following any termination of employment, the Company’s named executive officers are entitled to pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2017. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)
Jacky K. Anderson	27,884
Dr. J. Howard Conduff, Jr.	27,080
Bryan L. Edwards	25,432
T. Mauyer Gallimore	26,511
Thomas M. Jackson, Jr.	32,302
R. Devereux Jarratt	27,848
Theresa S. Lazo	26,796
Carl. J. Richardson	27,971
Melissa G. Rotenberry	25,345
James W. Shortt	27,351
John Michael Turman	23,597
J. David Vaughan	25,833

The Chairman of the Board receives fees of $1,000 per meeting and a monthly retainer of $400. All other directors receive $750 per meeting and a monthly retainer of $300. Additionally, $300 is paid to all directors for each committee meeting attended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 9, 2018 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

The Company is not aware of any person who beneficially owns more than five percent of the Company’s common stock.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Parkway Common Stock		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	12,355	(2)	*
Dr. J. Howard Conduff, Jr.	131,780	(3)	2.62%
Bryan L. Edwards	2,816		*
T. Mauyer Gallimore	8,151	(4)	*
Thomas M. Jackson, Jr.	11,120		*
R. Devereux Jarratt	36,951		*
Theresa S. Lazo	19,579	(5)	*
Carl J. Richardson	31,724	(6)	*
Melissa G. Rotenberry	481		*
James W. Shortt	2,456	(7)	*
John Michael Turman	13,279	(8)	*
J. David Vaughan	7,783	(9)	*
J. Allan Funk	6,952		*
Blake M. Edwards, Jr.	1,056		*
Rebecca M. Melton	5,258	(10)	*
All of Parkway’s directors and executive officers as a group (19 individuals)	295,759		5.89%

(1)	Based on 5,021,376 shares of Parkway common stock outstanding as of March 15, 2018.
(2)	Shares are held jointly with children and former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 20,724 shares owned jointly with his spouse.
(7)	Includes 1,189 shares owned by James W. Shortt & Associates, P.C.
(8)	Shares are held jointly with spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Shares are held jointly with spouse.
*	Represents less than 1% of outstanding common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2017 totaled $4.8 million or 8.34% of Parkway’s equity capital at that date.

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

The Board considered the following transactions between us and certain of our directors or their affiliates to determine whether such director was independent under the above standards:

•	Prior to the merger, Grayson had an advisory agreement in place with Mr. Anderson under which he was paid for various consultative and advisory services related to customer, shareholder, and employee related issues. The agreement expired in September of 2014. Mr. Anderson also served as President and Chief Executive Officer of Grayson from June 2000 until his retirement in September 2013.

Additional information about committees is included in “Corporate Governance – Committees of the Board” in item 10.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2017 and 2016, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $109,500 for 2017 and $133,000 for 2016.

Audit Related Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $95,500 for 2016. During 2016, these services consisted primarily of merger-related accounting and regulatory filing assistance. There were no audit related fees in 2017.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $29,200 for 2017 and $12,350 for 2016. During 2017 and 2016, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2017 or 2016.

Pre-Approval Policies and Procedures

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Elliott Davis, PLLC was compatible with the maintenance of that firms’ independence in the conduct of their auditing functions. The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 6, 2015, by and among Parkway Acquisition Corp., Grayson Bankshares, Inc. and Cardinal Financial Corp. (attached as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).

3.1	Articles of Incorporation of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.2	Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of Parkway Acquisition Corp. (attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

10.1	Executive Employment Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and J. Allan Funk (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.2	Executive Employment Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and Blake M. Edwards (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.3	Change in Control Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and Rebecca M. Melton (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.4	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of J. Allan Funk (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.5	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Blake M. Edwards (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.6	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Rebecca M. Melton (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

21.1	Subsidiaries of the Company

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY ACQUISITION CORP.

Date: March 23, 2018	By:	/s/ J. Allan Funk
J. Allan Funk President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2018	By:	/s/ J. Allan Funk
J. Allan Funk President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 23, 2018	By:	/s/ Blake M. Edwards
Blake M. Edwards Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 23, 2018	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 23, 2018	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 23, 2018	By:	/s/ Melissa G. Rotenberry
Melissa G. Rotenberry Director

Date: March 23, 2018	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 23, 2018	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 23, 2018	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 23, 2018	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 23, 2018	By:	/s/ Carl J. Richardson
Carl J. Richardson Director

Date: March 23, 2018	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 23, 2018	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 23, 2018	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2017 and (ii) our proxy materials for our 2018 Annual Meeting to our stockholders subsequent to the filing of this report. We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.