Form 10-Q
period 2018-03-31
Parkway Acquisition Corp.
filed 2018-05-15
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 5,021,376 shares of Common Stock, no par value per share, outstanding as of May 14, 2018.

PART I FINANCIAL INFORMATION

Part I. Financial Information

Item 1.	Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(dollars in thousands)	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$6,261	$6,367
Interest-bearing deposits with banks	9,587	8,739
Federal funds sold	3,802	7,769
Investment securities available for sale	48,943	50,675
Restricted equity securities	1,378	1,388
Loans, net of allowance for loan losses of $3,415 at March 31, 2018 and $3,453 at December 31, 2017	422,688	421,418
Cash value of life insurance	17,459	17,348
Foreclosed assets	—	—
Properties and equipment, net	17,548	17,646
Accrued interest receivable	1,597	1,737
Core deposit intangible	1,975	2,045
Deferred tax assets, net	2,748	2,965
Other assets	9,542	9,864

	$543,528	$547,961

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$130,058	$130,847
Interest-bearing	353,629	357,594

Total deposits	483,687	488,441

Accrued interest payable	134	46
Other liabilities	2,486	2,292

	486,307	490,779

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 5,021,376 issued and outstanding	—	—
Surplus	26,166	26,166
Retained earnings	33,038	32,526
Accumulated other comprehensive loss	(1,983)	(1,510)

	57,221	57,182

	$543,528	$547,961

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(dollars in thousands except share amounts)	2018	2017
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,086	$5,055
Interest-bearing deposits in banks	19	12
Federal funds sold	31	19
Interest on securities:
Taxable	303	343
Exempt from federal income tax	—	—
Dividends	9	29

	5,448	5,458

Interest expense
Deposits	361	370
Interest on borrowings	—	—

	361	370

Net interest income	5,087	5,088
Provision for loan losses	54	108

Net interest income after provision for loan losses	5,033	4,980

Noninterest income
Service charges on deposit accounts	345	322
Other service charges and fees	412	378
Net realized losses on securities	(4)	—
Mortgage origination fees	77	45
Increase in cash value of life insurance	111	111
Other income	22	32

	963	888

Noninterest expenses
Salaries and employee benefits	2,531	2,550
Occupancy and equipment	629	666
Foreclosed asset expense, net	(3)	5
Data processing expense	302	271
FDIC Assessments	69	75
Advertising	116	158
Bank franchise tax	105	82
Director fees	57	63
Merger related expenses	198	315
Other expense	697	722

	4,701	4,907

Net income before income taxes	1,295	961
Income tax expense	281	280

Net income	$1,014	$681

Net income per share	$0.20	$0.14

Weighted average shares outstanding	5,021,376	5,021,376

Dividends declared per share	$0.10	$0.08

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
	(Unaudited)	(Unaudited)
Net Income	$1,014	$681

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(602)	526
Tax related to unrealized (gains) losses	126	(179)
Reclassification of net realized losses during the period	4	—
Tax related to realized losses	(1)	—

Total other comprehensive income (loss)	(473)	347

Total comprehensive income	$541	$1,028

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2018 and 2017 (unaudited)

(dollars in thousands except share amounts)
					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	681	—	681
Other comprehensive income	—	—	—	—	347	347
Dividends paid ($0.08 per share)	—	—	—	(401)	—	(401)

Balance, March 31, 2017	5,021,376	$—	$26,166	$30,934	$(1,007)	$56,093

Balance, December 31, 2017	5,021,376	$—	$26,166	$32,526	$(1,510)	$57,182

Net income	—	—	—	1,014	—	1,014
Other comprehensive loss	—	—	—	—	(473)	(473)
Dividends paid ($0.10 per share)	—	—	—	(502)	—	(502)

Balance, March 31, 2018	5,021,376	$—	$26,166	$33,038	$(1,983)	$57,221

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,014	$681
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	300	318
Amortization of core deposit intangible	70	71
Accretion of loan discount and deposit premium, net	(188)	(389)
Provision for loan losses	54	108
Deferred income taxes	343	280
Net realized loss on securities	4	—
Accretion of discount on securities, net of amortization of premiums	138	181
Deferred compensation	9	(21)
Changes in assets and liabilities:
Cash value of life insurance	(111)	(165)
Accrued interest receivable	140	283
Other assets	322	(46)
Accrued interest payable	88	86
Other liabilities	185	(1,950)

Net cash provided by (used in) operating activities	2,368	(563)

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	—
Sales	—	—
Maturities/calls/paydowns	991	2,299
Sales (purchases) or restricted equity securities	10	(239)
Net increase in loans	(1,166)	(48)
Purchases of property and equipment, net of sales	(202)	(518)

Net cash (used in) provided by investing activities	(367)	1,494

Cash flows from financing activities
Net (decrease) increase in deposits	(4,724)	940
Dividends paid	(502)	(401)

Net cash (used in) provided by financing activities	(5,226)	539

Net (decrease) increase in cash and cash equivalents	(3,225)	1,470

Cash and cash equivalents, beginning	22,875	35,908

Cash and cash equivalents, ending	$19,650	$37,378

Supplemental disclosure of cash flow information
Interest paid	$273	$284

Taxes paid	$—	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$473	$347

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Parkway Acquisition Corp. (“Parkway” or the “Company”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an Agreement and Plan of Merger (the “merger agreement”), providing for the combination of the three companies. Terms of the merger agreement called for Grayson and Cardinal to merge with and into Parkway, with Parkway as the surviving corporation (the “Cardinal merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.

Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany and Ashe, and the surrounding areas through seventeen full-service banking offices and one loan production office. Effective March 13, 2017, the Bank changed its name to Skyline National Bank. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway will acquire Great State Bank, based in Wilkesboro, North Carolina, in a stock merger valued at approximately $14.5 million at signing (the “Great State merger”). The agreement provides for the merger of Great State Bank with and into the Bank, with the Bank as the surviving bank. Each share of Great State Bank common stock will be converted into the right to receive 1.21 shares of Parkway common stock upon closing. The closing of this transaction is subject to approval by Parkway’s and Great State Bank’s shareholders, regulatory approvals and other customary closing conditions and is expected to occur in the third quarter of 2018.

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

The consolidated financial statements as of March 31, 2018 and for the periods ended March 31, 2018 and 2017 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Pension Plan

Prior to the Cardinal merger, both Grayson National Bank (Grayson) and Bank of Floyd (Floyd) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both Grayson and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. Grayson’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation. Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

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

Revenue Recognition

On January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (“ASU Topic 606”). The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that ASU 2014-09 did not materially change the method in which the Company currently classifies certain costs associated with the related revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive gain before reclassifications	347	—	347
Amounts reclassified from accumulated other comprehensive gain	—	—	—

Balance March 31, 2017	$(227)	$(780)	$(1,007)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive loss	3	—	3

Balance March 31, 2018	$(996)	$(987)	$(1,983)

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance became effective for the Company for reporting periods beginning after December 15, 2017.

The Company applied the guidance using a full retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues were not affected. The Company has performed an assessment of our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. (the December 31, 2017 future minimum lease payments were approximately $135 thousand). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance, however it does not expect these amendments to have a material effect on its financial statements.

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

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 -public business entities. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2018 and December 31, 2017 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Available for sale:
Mortgage-backed securities	$27,799	$—	$(1,030)	$26,769
Corporate securities	3,004	—	(124)	2,880
State and municipal securities	19,401	73	(180)	19,294

	$50,204	$73	$(1,334)	$48,943

December 31, 2017
Available for sale:
Mortgage-backed securities	$28,780	$—	$(626)	$28,154
Corporate securities	3,016	—	(80)	2,936
State and municipal securities	19,542	155	(112)	19,585

	$51,338	$155	$(818)	$50,675

Restricted equity securities totaled $1.4 million at March 31, 2018 and December 31, 2017. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Available for sale:
Mortgage-backed securities	$14,978	$(555)	$11,789	$(475)	$26,767	$(1,030)
Corporate securities	1,465	(39)	1,415	(85)	2,880	(124)
State and municipal securities	7,352	(93)	2,734	(87)	10,086	(180)

Total securities available for sale	$23,795	$(687)	$15,938	$(647)	$39,733	$(1,334)

December 31, 2017
Available for sale:
Mortgage-backed securities	$15,791	$(324)	$12,361	$(302)	$28,152	$(626)
Corporate securities	1,506	(10)	1,430	(70)	2,936	(80)
State and municipal securities	5,284	(44)	2,758	(68)	8,042	(112)

Total securities available for sale	$22,581	$(378)	$16,549	$(440)	$39,130	$(818)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At March 31, 2018, 38 debt securities with unrealized losses had depreciated 3.25 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2018. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the three month periods ended March 31, 2018 or 2017. Gross realized losses for the three month period ended March 31, 2018 resulted from investment securities available for sale being called prior to their scheduled maturity date. Gross proceeds from called securities totaled $50 thousand for the three month period ended March 31, 2018. Gross realized losses for the three months ended March 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Realized gains	$—	$—
Realized losses	(4)	—

	$(4)	$—

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

The scheduled maturities of securities available for sale at March 31, 2018, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,224	$1,225
Due after one year through five years	10,552	10,398
Due after five years through ten years	19,498	18,799
Due after ten years	18,930	18,521

	$50,204	$48,943

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $11.1 million and $11.2 million at March 31, 2018 and December 31, 2017, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	2018	2017
Construction & development	$26,338	$25,475
Farmland	33,770	33,353
Residential	194,141	199,120
Commercial mortgage	130,299	125,661
Commercial & agricultural	26,731	25,672
Consumer & other	14,824	15,590

Total loans	426,103	424,871
Allowance for loan losses	(3,415)	(3,453)

Loans, net of allowance for loan losses	$422,688	$421,418

As of March 31, 2018 and December 31, 2017, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of March 31, 2018 and December 31, 2017:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(12)	—	(117)	—	—	(19)	(148)
Recoveries	—	34	10	—	2	10	56
Provision	20	(70)	128	(10)	(17)	3	54

Balance, March 31, 2018	$247	$322	$1,896	$609	$267	$74	$3,415

For the Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, December 31, 2016	$319	$342	$1,841	$600	$210	$108	$3,420
Charge-offs	—	—	—	(42)	—	(15)	(57)
Recoveries	56	—	15	—	27	7	105
Provision	(26)	59	24	86	(7)	(28)	108

Balance, March 31, 2017	$349	$401	$1,880	$644	$230	$72	$3,576

March 31, 2018
Allowance for loan losses:
Ending Balance	$247	$322	$1,896	$609	$267	$74	$3,415

Ending balance: individually evaluated for impairment	$—	$39	$33	$—	$—	$—	$72

Ending balance: collectively evaluated for impairment	$247	$283	$1,863	$609	$267	$74	$3,343

Loans outstanding:
Ending Balance	$26,338	$33,770	$194,141	$130,299	$26,731	$14,824	$426,103

Ending balance: individually evaluated for impairment	$—	$4,751	$1,455	$—	$—	$—	$6,206

Ending balance: collectively
evaluated for impairment	$26,338	$29,019	$192,686	$130,299	$26,731	$14,824	$419,897

December 31, 2017
Allowance for loan losses:
Ending Balance	$239	$358	$1,875	$619	$282	$80	$3,453

Ending balance: individually evaluated for impairment	$—	$49	$42	$—	$—	$—	$91

Ending balance: collectively evaluated for impairment	$239	$309	$1,833	$619	$282	$80	$3,362

Loans outstanding:
Ending Balance	$25,475	$33,353	$199,120	$125,661	$25,672	$15,590	$424,871

Ending balance: individually evaluated for impairment	$—	$5,069	$1,556	$—	$—	$—	$6,625

Ending balance: collectively evaluated for impairment	$25,475	$28,284	$197,564	$125,661	$25,672	$15,590	$418,246

As of March 31, 2018 and December 31, 2017, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2018 and December 31, 2017, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
March 31, 2018
Real Estate Secured:
Construction & development	$25,279	$861	$—	$198	$26,338
Farmland	24,548	5,523	74	3,625	33,770
Residential	178,153	12,931	509	2,548	194,141
Commercial mortgage	111,115	15,911	683	2,590	130,299
Non-Real Estate Secured:
Commercial & agricultural	23,781	2,304	142	504	26,731
Consumer & other	14,418	323	—	83	14,824

Total	$377,294	$37,853	$1,408	$9,548	$426,103

December 31, 2017
Real Estate Secured:
Construction & development	$24,612	$652	$—	$211	$25,475
Farmland	23,935	4,895	74	4,449	33,353
Residential	183,543	12,464	200	2,913	199,120
Commercial mortgage	106,102	15,291	1,611	2,657	125,661
Non-Real Estate Secured:
Commercial & agricultural	22,446	2,057	649	520	25,672
Consumer & other	15,262	328	—	—	15,590

Total	$375,900	$35,687	$2,534	$10,750	$424,871

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2018 and December 31, 2017:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
March 31, 2018
Real Estate Secured:
Construction & development	$—	$—	$214	$214	$26,124	$26,338	$—	$214
Farmland	—	592	—	592	33,178	33,770	—	3,170
Residential	479	248	459	1,186	192,955	194,141	—	955
Commercial mortgage	41	—	194	235	130,064	130,299	—	194
Non-Real Estate Secured:
Commercial & agricultural	2	6	23	31	26,700	26,731	—	89
Consumer & other	22	2	—	24	14,800	14,824	—	—

Total	$544	$848	$890	$2,282	$423,821	$426,103	$—	$4,622

December 31, 2017
Real Estate Secured:
Construction & development	$—	$—	$227	$227	$25,248	$25,475	$—	$226
Farmland	188	—	308	496	32,857	33,353	—	3,610
Residential	395	334	710	1,439	197,681	199,120	—	1,211
Commercial mortgage	—	—	194	194	125,467	125,661	—	194
Non-Real Estate Secured:
Commercial & agricultural	70	—	23	93	25,579	25,672	—	94
Consumer & other	2	24	—	26	15,564	15,590	—	—

Total	$655	$358	$1,462	$2,475	$422,396	$424,871	$—	$5,335

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of March 31, 2018 and December 31, 2017, respectively, the recorded investment in impaired loans totaled $11.6 million and $12.3 million. The total amount of collateral-dependent impaired loans at March 31, 2018 and December 31, 2017, respectively, was $3.3 million and $3.7 million. As of March 31, 2018 and December 31, 2017, respectively, $3.3 million and $3.7 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $8.3 million and $8.6 million in troubled debt restructured loans included in impaired loans at March 31, 2018 and December 31, 2017, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of March 31, 2018 and December 31, 2017, respectively, $5.4 million and $5.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $289 thousand and $303 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2018 and December 31, 2017:

Impaired Loans

				Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—
Farmland	3,119	3,119	—	3,271	1
Residential	213	299	—	256	2
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	26	—	—	8
Consumer & other	—	—	—	—	—

Subtotal	3,332	3,444	—	3,527	11

With an allowance recorded:
Construction & development	357	357	16	359	3
Farmland	1,917	1,917	48	1,926	26
Residential	5,381	5,573	261	5,612	72
Commercial mortgage	596	680	33	599	5
Commercial & agricultural	51	51	3	53	1
Consumer & other	—	—	—	—	—

Subtotal	8,302	8,578	361	8,549	107

Totals:
Construction & development	357	357	16	359	3
Farmland	5,036	5,036	48	5,197	27
Residential	5,594	5,872	261	5,868	74
Commercial mortgage	596	680	33	599	5
Commercial & agricultural	51	77	3	53	9
Consumer & other	—	—	—	—	—

Total	$11,634	$12,022	$361	$12,076	$118

[1]	Recorded investment is the loan balance, net of any charge-offs

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—
Farmland	3,422	3,456	—	3,774	10
Residential	300	300	—	300	8
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	26	—	27	—
Consumer & other	—	—	—	—	2

Subtotal	3,722	3,782	—	4,101	20

With an allowance recorded:
Construction & development	361	361	16	718	111
Farmland	1,936	1,936	58	2,224	135
Residential	5,647	5,832	284	6,209	290
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	55	3	89	13
Consumer & other	—	—	—	2	—

Subtotal	8,601	8,921	394	10,262	603

Totals:
Construction & development	361	361	16	718	111
Farmland	5,358	5,392	58	5,998	145
Residential	5,947	6,132	284	6,509	298
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	81	3	116	13
Consumer & other	—	—	—	2	2

Total	$12,323	$12,703	$394	$14,363	$623

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans and the Allowance for Loan Losses, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2018 and March 31, 2017:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
March 31, 2018
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2018, no loans were modified that were considered to be TDRs. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2018.

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
March 31, 2017
Construction & development	—	$—	$—	—	$—	$—
Farmland	1	150	150	—	—	—
Residential	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$150	$150	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2017, one loan was modified that was considered to be TDRs. Term concession only was granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2017.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Service cost	$—	$—
Interest cost	43	48
Expected return on plan assets	(144)	(138)
Amortization of prior service cost	—	—
Recognized net loss due to settlement	—	—
Recognized net actuarial (gain)/loss	8	7

Net periodic benefit cost	$(93)	$(83)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2017 and there is no required contribution for 2018. Based on this we do not anticipate making a contribution to the plan in 2018.

Note 6. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Gross carrying amount	$2,469	$2,469
Accumulated amortization	494	424

Net book value	$1,975	$2,045

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

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Commitments and Contingencies, continued

Financial Instruments with Off-Balance Sheet Risk, continued

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$54,169	$56,912
Standby letters of credit	1,043	1,106

	$55,212	$58,018

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

Concentrations of Credit Risk

Substantially all of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Bank’s market area. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Bank’s primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $5,000,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018

Financial Instruments – Assets
Net Loans	$422,688	$420,400	$—	$—	$420,400

Financial Instruments – Liabilities
Time Deposits	144,498	140,369	—	140,369	—

December 31, 2017

Financial Instruments – Assets
Net Loans	$421,418	$417,229	$—	$416,426	$803

Financial Instruments – Liabilities
Time Deposits	147,725	144,656	—	144,656	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2018
Investment securities available for sale
Mortgage-backed securities	$26,769	$—	$26,769	$—
Corporate securities	2,880	—	2,880	—
State and municipal securities	19,294	—	19,294	—

Total assets at fair value	$48,943	$—	$48,943	$—

December 31, 2017
Investment securities available for sale
Mortgage-backed securities	$28,154	$—	$28,154	$—
Corporate securities	2,936	—	2,936	—
State and municipal securities	19,585	—	19,585	—

Total assets at fair value	$50,675	$—	$50,675	$—

No liabilities were recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. There were no significant transfers between levels during the three month period ended March 31, 2018 and the year ended December 31, 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2018
Impaired loans	$503	$—	$—	$503
Foreclosed assets	—	—	—	—

Total assets at fair value	$503	$—	$—	$503

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$803	$—	$—	$803
Foreclosed assets	—	—	—	—

Total assets at fair value	$803	$—	$—	$803

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2018	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$503	$803	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$—	$—	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to risk weighted assets)	$57,353	13.11%	$34,998	8.00%	$43,748	10.00%
Tier 1 Capital (to risk weighted assets)	$53,908	12.32%	$26,249	6.00%	$34,998	8.00%
Common Equity Tier 1 (to risk weighted assets)	$53,908	12.32%	$19,686	4.50%	$28,436	6.50%
Tier 1 Capital (to average total assets)	$53,908	10.00%	$21,557	4.00%	$26,947	5.00%

December 31, 2017
Total Capital (to risk weighted assets)	$56,962	13.14%	$34,688	8.00%	$43,360	10.00%
Tier 1 Capital (to risk weighted assets)	$53,483	12.33%	$26,016	6.00%	$34,688	8.00%
Common Equity Tier 1 (to risk weighted assets)	$53,483	12.33%	$19,512	4.50%	$28,184	6.50%
Tier 1 Capital (to average total assets)	$53,483	9.81%	$21,808	4.00%	$27,260	5.00%

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

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see Note 1 in the Notes to Consolidated Financial Statements above, or the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Results of Operations for the Three Months ended March 31, 2018 and 2017

Parkway recorded net income of $1.0 million, or $0.20 per share, for the quarter ended March 31, 2018 compared to net income of $681 thousand, or $0.14 per share, for the same period in 2017. Pre-tax earnings totaled $1.3 million for the first quarter of 2018 compared to pre-tax earnings of $961 thousand for the same period in 2017.    The increase in earnings was due primarily to an increase in noninterest income, as well as reductions in noninterest expenses and a decrease in the loan loss provision. Income tax expense increased from $280 thousand to just $281 thousand for the quarter, despite the increase in pre-tax earnings, due to a reduction in tax rates pursuant to the Tax Cuts and Jobs Act, which became effective January 1, 2018 and reduced the Company’s marginal federal income tax rate from 34% to 21%. First quarter earnings represented an annualized return on average assets of 0.75% and an annualized return on average equity of 7.19% for the quarter ended March 31, 2018, compared to 0.49% and 4.95%, respectively, for the quarter ended March 31, 2017.

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway will acquire Great State Bank, based in Wilkesboro, North Carolina, in a stock merger valued at approximately $14.5 million at signing (the “Great State merger”). The agreement provides for the merger of Great State Bank with and into the Bank, with the Bank as the surviving bank. Each share of Great State Bank common stock will be converted into the right to receive 1.21 shares of Parkway common stock upon closing. The closing of this transaction is subject to approval by Parkway’s and Great State Bank’s shareholders, regulatory approvals and other customary closing conditions and is expected to occur in the third quarter of 2018.

Total interest income decreased by $10 thousand for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The decrease in interest income was attributable primarily to a reduction in the accretion of purchase discounts applied to the loan portfolio acquired in the Company’s July 1, 2016 merger with Cardinal Bankshares Corp. (the “Cardinal merger”). Accretion of purchased loan discounts increased interest income by $305 thousand in the first quarter of 2017 compared to just $158 thousand in the first quarter of 2018, representing a decrease of $147 thousand. Excluding the change in discount accretion, interest income increased by $137 thousand for the quarter ended March 31, 2018 compared to the same period last year, due mainly to continued growth in the bank’s loan portfolio as total loans increased by $13.7 million or 3.33% from March 31, 2017 to March 31, 2018.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended March 31, 2018 and 2017, continued

Interest expense on deposits decreased by $9 thousand compared to the prior year, due to a reduction in the level of higher-yielding time deposits as well as a reduction in amortization of premiums on time deposits acquired in the Cardinal merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $84 thousand in the first quarter of 2017, compared to just $30 thousand in the first quarter of 2018. Without the change in premium amortization, interest expense on deposits would have decreased by $63 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The result was a decrease in net interest income of $1 thousand for the quarter ended March 31, 2018, compared to the same quarter last year. The Company’s net interest margin totaled 4.18% for the first quarter of 2018, compared to 4.07% for the first quarter of 2017.

The provision for loan losses was $54 thousand for the quarter ended March 31, 2018, compared to $108 thousand for the quarter ended March 31, 2017. The reserve for loan losses at March 31, 2018 was approximately 0.80% of total loans, compared to 0.87% at March 31, 2017. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of March 31, 2018, the remaining unaccreted discount on the acquired loan portfolio totaled $3.8 million.

Total noninterest income was $963 thousand in the first quarter of 2018 compared to $888 thousand in the first quarter of 2017. The increase was due to growth and expansion of fee-based products and services throughout the Company’s market area.

Total noninterest expenses decreased by $206 thousand for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, due mainly to a reduction in merger related expenses. Merger related expenses totaled $315 thousand for the first quarter of 2017 compared to $198 thousand for the first quarter of 2018. The 2017 merger related expenses were primarily costs associated with data processing system conversions for the Cardinal merger, while 2018 merger related expenses are associated with the proposed Great State merger. The overall reduction in noninterest expenses led to improvement in the company’s efficiency ratio, which fell from 82.1% for the first quarter of 2017 to 77.7% for the first quarter of 2018.

Financial Condition

Total assets decreased by $4.4 million, or 0.8%, from December 31, 2017 to March 31, 2018, due to continued reductions in interest-bearing deposits. Cash and cash equivalent balances decreased by $3.2 million and investment securities decreased by $1.7 million. The reduction in cash and investments was used to fund net loan growth of $1.3 million as well as a reduction in total deposits of $4.8 million. Loan growth, combined with the decrease in deposits, resulted in an increase in the company’s loan to deposit ratio to 87.4% at March 31, 2018 compared to 86.3% at December 31, 2017.

Noninterest bearing deposits decreased by $789 thousand from December 31, 2017 to March 31, 2018, while interest bearing deposits decreased by $4.0 million over the same time period. The decrease in interest bearing deposits came primarily in the form of higher yielding certificates of deposit and individual retirement accounts. This reflected the continuation of a management strategy to allow the run-off of higher-yielding time deposits.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $5.3 million at December 31, 2017 to $4.6 million at March 31, 2018. There were no foreclosed assets as of March 31, 2018. There were no loans past due more than ninety days and still accruing interest at March 31, 2018 and December 31, 2017.

Nonaccrual loans decreased from $5.3 million at December 31, 2017 to $4.6 million at March 31, 2018. During the three months ended March 31, 2018, there were no substantial addtions to nonaccrual status while loans totaling $619 thousand were repaid or returned to accrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

(dollars in thousands)	March 31, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$4,622	$5,335
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	4,622	5,335
Foreclosed assets	—	—

Total nonperforming assets	$4,622	$5,335

Nonperforming assets to total assets	0.85%	0.97%

Nonperforming loans to total loans	1.08%	1.26%

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

Financial Condition, continued

At March 31, 2018, the allowance for loan losses included $361 thousand specifically reserved for impaired loans in the amount of $8.3 million. Based on impairment analysis, loans totaling $3.3 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2017 totaled $12.3 million, of which $8.6 million required specific reserves of $394 thousand.

Summary of Loan Loss Experience

(dollars in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017	Year ended December 31, 2017
Total loans outstanding at end of period	$426,103	$412,369	$424,871

Allowance for loan losses, beginning of period	$3,453	$3,420	$3,420

Charge offs:
Commercial & agricultural	—	—	(27)
Commercial mortgage	—	(42)	(59)
Construction & development	(12)	—	(33)
Farmland	—	—	(34)
Residential	(117)	—	(89)
Consumer & other	(19)	(15)	(76)

Total charge-offs	(148)	(57)	(318)

Recoveries:
Commercial & agricultural	2	27	33
Commercial mortgage	—	—	—
Construction & development	—	56	56
Farmland	34	—	—
Residential	10	15	23
Consumer & other	10	7	22

Total recoveries	56	105	134

Net (charge-offs) recoveries	(92)	48	(184)

Provision for (recovery of) allowance	54	108	217

Allowance for loan losses at end of period	$3,415	$3,576	$3,453

Ratios:
Allowance for loan losses to loans at end of period	0.80%	0.87%	0.81%

Net charge-offs (recoveries) to allowance for loan losses	2.69%	(1.34)%	5.33%

Net charge-offs (recoveries) to provisions for loan losses	170.37%	(44.44)%	84.79%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2018 totaled $6.4 million, or 1.49% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $57.22 million at March 31, 2018 compared to $57.18 million at December 31, 2017. The increase in equity resulted from earnings of $1.0 million, less a net change in unrealized depreciation of investment securities classified as available for sale totaling $473 thousand, and the payment of dividends of $502 thousand. Book value increased from $11.39 per share at December 31, 2017 to $11.40 per share at March 31, 2018. Skyline remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.32%, 12.32%, 13.11%, and 10.00%, respectively, as of March 31, 2018.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $28.0 million at March 31, 2018. No balances were outstanding on these lines at March 31, 2018 or December 31, 2017. In addition, the Bank has the ability to borrow up to approximately $136.9 million from the Federal Home Loan Bank, subject to the pledging of collateral. The Bank had no debt outstanding classified as long-term at March 31, 2018 or December 31, 2017.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements, and the Bank is considered to be “well capitalized.”

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to the benefits of or other expectations regarding the Cardinal merger and the Great State merger, future financial performance, and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” or “project” or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the Great State merger; the ability to complete the Great State merger as expected and within the expected time frame, or at all; the ability to implement integration plans associated with the Great State merger, which integration may be more difficult, time-consuming or costly than expected; disruptions to customer and employee relationships and business operations caused by the Great State merger or the Cardinal merger; the ability to achieve the expected revenues, cost savings and synergies contemplated by the Great State merger or the Cardinal merger within the expected time frame, or at all; changes in interest rates, general economic conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Part I. Financial Information

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Parkway is a party or of which any of its property is subject.

Item 1A.	Risk Factors

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2017 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 15, 2018	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer