Form 10-Q
period 2018-06-30
Parkway Acquisition Corp.
filed 2018-08-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically any Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 6,213,275 shares of Common Stock, no par value per share, outstanding as of August 14, 2018.

PART I FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
(dollars in thousands)	(Unaudited)	(Audited)
Assets

Cash and due from banks	$6,855	$6,367
Interest-bearing deposits with banks	7,889	8,739
Federal funds sold	19	7,769
Investment securities available for sale	46,478	50,675
Restricted equity securities	1,378	1,388
Loans, net of allowance for loan losses of $3,281 at June 30, 2018 and $3,453 at December 31, 2017	429,499	421,418
Cash value of life insurance	17,386	17,348
Foreclosed assets	410	—
Properties and equipment, net	17,861	17,646
Accrued interest receivable	1,813	1,737
Core deposit intangible	1,905	2,045
Deferred tax assets, net	2,515	2,965
Other assets	10,258	9,864

	$544,266	$547,961

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$124,254	$130,847
Interest-bearing	350,729	357,594

Total deposits	474,983	488,441

Federal funds purchased	8,906	—
Accrued interest payable	45	46
Other liabilities	2,310	2,292

	486,244	490,779

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 5,021,376 issued and outstanding	—	—
Surplus	26,166	26,166
Retained earnings	34,037	32,526
Accumulated other comprehensive loss	(2,181)	(1,510)

	58,022	57,182

	$544,266	$547,961

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Six Months ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
	2018	2017
(dollars in thousands except share amounts)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$10,357	$10,168
Interest-bearing deposits in banks	35	22
Federal funds sold	38	59
Interest on securities:
Taxable	597	674
Dividends	39	56

	11,066	10,979

Interest expense
Deposits	738	737
Interest on borrowings	27	—

	765	737

Net interest income	10,301	10,242

Provision for loan losses	145	158

Net interest income after provision for loan losses	10,156	10,084

Noninterest income
Service charges on deposit accounts	719	637
Other service charges and fees	850	770
Net realized gains on securities	5	113
Mortgage origination fees	144	112
Increase in cash value of life insurance	222	222
Life insurance income	229	—
Other income	55	56

	2,224	1,910

Noninterest expenses
Salaries and employee benefits	5,298	5,040
Occupancy and equipment	1,256	1,097
Foreclosed asset expense, net	(2)	16
Data processing expense	602	579
FDIC Assessments	138	150
Advertising	276	333
Bank franchise tax	210	168
Director fees	130	138
Merger related expenses	497	642
Other expense	1,437	1,720

	9,842	9,883

Net income before income taxes	2,538	2,111

Income tax expense	525	627

Net income	$2,013	$1,484

Net income per share	$0.40	$0.30

Weighted average shares outstanding	5,021,376	5,021,376

Dividends declared per share	$0.10	$0.08

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017
(dollars in thousands except share amounts)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$5,271	$5,113
Interest-bearing deposits in banks	16	10
Federal funds sold	7	40
Interest on securities:
Taxable	294	331
Dividends	30	27

	5,618	5,521

Interest expense
Deposits	377	367
Interest on borrowings	27	—

	404	367

Net interest income	5,214	5,154

Provision for loan losses	91	50

Net interest income after provision for loan losses	5,123	5,104

Noninterest income
Service charges on deposit accounts	374	315
Other service charges and fees	438	392
Net realized gains on securities	9	113
Mortgage origination fees	67	67
Increase in cash value of life insurance	111	111
Life insurance income	229	—
Other income	33	24

	1,261	1,022

Noninterest expenses
Salaries and employee benefits	2,767	2,490
Occupancy and equipment	627	616
Foreclosed asset expense, net	1	11
Data processing expense	300	308
FDIC Assessments	69	75
Advertising	160	175
Bank franchise tax	105	86
Director fees	73	75
Merger related expenses	299	327
Other expense	740	813

	5,141	4,976

Net income before income taxes	1,243	1,150

Income tax expense	244	347

Net income	$999	$803

Net income per share	$0.20	$0.16

Weighted average shares outstanding	5,021,376	5,021,376

Dividends declared per share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six Months and Three Months ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
	2018	2017
(dollars in thousands)	(Unaudited)	(Unaudited)
Net Income	$2,013	$1,484

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(844)	995
Tax related to unrealized (gains) losses	177	(338)
Reclassification of net realized gains during the period	(5)	(113)
Tax related to realized gains	1	38

Total other comprehensive income (loss)	(671)	582

Total comprehensive income	$1,342	$2,066

	Three Months Ended
	June 30,
	2018	2017
(dollars in thousands)	(Unaudited)	(Unaudited)
Net Income	$999	$803

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(242)	469
Tax related to unrealized (gains) losses	51	(159)
Reclassification of net realized gains during the period	(9)	(113)
Tax related to realized gains	2	38

Total other comprehensive income (loss)	(198)	235

Total comprehensive income	$801	$1,038

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months ended June 30, 2018 and 2017 (unaudited)

					Accumulated Other
	Common Stock			Retained	Comprehensive
(dollars in thousands except share amounts)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	1,484	—	1,484
Other comprehensive income	—	—	—	—	582	582
Dividends paid ($0.08 per share)	—	—	—	(402)	—	(402)

Balance, June 30, 2017	5,021,376	$—	$26,166	$31,736	$(772)	$57,130

Balance, December 31, 2017	5,021,376	$—	$26,166	$32,526	$(1,510)	$57,182

Net income	—	—	—	2,013	—	2,013
Other comprehensive loss	—	—	—	—	(671)	(671)
Dividends paid ($0.10 per share)	—	—	—	(502)	—	(502)

Balance, June 30, 2018	5,021,376	$—	$26,166	$34,037	$(2,181)	$58,022

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
	2018	2017
(dollars in thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,013	$1,484
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	600	636
Amortization of core deposit intangible	140	142
Accretion of loan discount and deposit premium, net	(340)	(724)
Provision for loan losses	145	158
Deferred income taxes	628	612
Net realized gain on securities	(5)	(113)
Accretion of discount on securities, net of amortization of premiums	269	361
Deferred compensation	18	(43)
Net realized loss on foreclosed assets	—	10
Life insurance income	(229)	—
Changes in assets and liabilities:
Cash value of life insurance	(222)	(276)
Accrued interest receivable	(76)	67
Other assets	(394)	(659)
Accrued interest payable	(1)	(16)
Other liabilities	—	(1,949)

Net cash provided by (used in) operating activities	2,546	(310)

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	—
Sales	525	662
Maturities/calls/paydowns	2,559	2,910
Sales (purchases) or restricted equity securities	10	(239)
Net increase in loans	(8,349)	(8,052)
Proceeds from life insurance contracts	413	—
Purchases of property and equipment, net of sales	(815)	(676)

Net cash used in investing activities	(5,657)	(5,395)

Cash flows from financing activities
Net decrease in deposits	(13,405)	(4,366)
Net increase in borrowings	8,906	—
Dividends paid	(502)	(402)

Net cash used in financing activities	(5,001)	(4,768)

Net decrease in cash and cash equivalents	(8,112)	(10,473)
Cash and cash equivalents, beginning	22,875	35,908

Cash and cash equivalents, ending	$14,763	$25,435

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2018 and 2017

Supplemental disclosure of cash flow information
Interest paid	$766	$753

Taxes paid	$10	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(671)	$582

Transfers of loans to foreclosed properties	$410	$—

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

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank, based in Wilkesboro, North Carolina, in a stock merger valued at approximately $14.5 million at signing (the “Great State merger”). The agreement provided for the merger of Great State Bank with and into the Bank, with the Bank as the surviving bank. The transaction closed and the merger became effective on July 1, 2018. Each share of Great State Bank common stock was converted into the right to receive 1.21 shares of Parkway common stock.

The consolidated financial statements as of June 30, 2018 and for the periods ended June 30, 2018 and 2017 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive gain before reclassifications	657	—	657
Amounts reclassified from accumulated other comprehensive gain	(75)	—	(75)

Balance June 30, 2017	$8	$(780)	$(772)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(667)	—	(667)
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)

Balance June 30, 2018	$(1,194)	$(987)	$(2,181)

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

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the Accounting Standards Codification to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2018 and December 31, 2017 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Available for sale:
Mortgage-backed securities	$27,214	$—	$(1,179)	$26,035
Corporate securities	2,993	—	(135)	2,858
State and municipal securities	17,783	30	(228)	17,585

	$47,990	$30	$(1,542)	$46,478

December 31, 2017
Available for sale:
Mortgage-backed securities	$28,780	$—	$(626)	$28,154
Corporate securities	3,016	—	(80)	2,936
State and municipal securities	19,542	155	(112)	19,585

	$51,338	$155	$(818)	$50,675

Restricted equity securities totaled $1.4 million at June 30, 2018 and December 31, 2017. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Available for sale:
Mortgage-backed securities	$8,423	$(261)	$17,610	$(918)	$26,033	$(1,179)
Corporate securities	1,460	(33)	1,398	(102)	2,858	(135)
State and municipal securities	12,005	(127)	2,714	(101)	14,719	(228)

Total securities available for sale	$21,888	$(421)	$21,722	$(1,121)	$43,610	$(1,542)

December 31, 2017
Available for sale:
Mortgage-backed securities	$15,791	$(324)	$12,361	$(302)	$28,152	$(626)
Corporate securities	1,506	(10)	1,430	(70)	2,936	(80)
State and municipal securities	5,284	(44)	2,758	(68)	8,042	(112)

Total securities available for sale	$22,581	$(378)	$16,549	$(440)	$39,130	$(818)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At June 30, 2018, 46 debt securities with unrealized losses had depreciated 3.42 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2018. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $525 thousand and $662 thousand for the six month and three month periods ended June 30, 2018 and 2017, respectively. There was a loss of $4 thousand in the six month period ended June 30, 2018 that resulted from of an investment security being called prior to its scheduled maturity. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the six-month and three-month periods ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30		Three Months Ended June 30
(dollars in thousands)	2018	2017	2018	2017
Realized gains	$9	$113	$9	$113
Realized losses	(4)	—	—	—

	$5	$113	$9	$113

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

The scheduled maturities of securities available for sale at June 30, 2018, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$200	$200
Due after one year through five years	10,515	10,323
Due after five years through ten years	18,860	18,029
Due after ten years	18,415	17,926

	$47,990	$46,478

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $10.6 million and $11.2 million at June 30, 2018 and December 31, 2017, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	2018	2017
Construction & development	$26,597	$25,475
Farmland	34,190	33,353
Residential	198,967	199,120
Commercial mortgage	129,280	125,661
Commercial & agricultural	27,774	25,672
Consumer & other	15,972	15,590

Total loans	432,780	424,871
Allowance for loan losses	(3,281)	(3,453)

Loans, net of allowance for loan losses	$429,499	$421,418

As of June 30, 2018 and December 31, 2017, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of June 30, 2018 and December 31, 2017:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended June 30, 2018
Allowance for loan losses:
Balance, March 31, 2018	$247	$322	$1,896	$609	$267	$74	$3,415
Charge-offs	(8)	—	—	(142)	—	(90)	(240)
Recoveries	—	—	9	—	2	4	15
Provision	17	17	(210)	152	14	101	91

Balance, June 30, 2018	$256	$339	$1,695	$619	$283	$89	$3,281

For the Three Months Ended June 30, 2017
Allowance for loan losses:
Balance, March 31, 2017	$230	$644	$349	$401	$1,880	$72	$3,576
Charge-offs	(27)	—	—	—	(13)	(23)	(63)
Recoveries	2	—	—	—	—	3	5
Provision	9	(24)	(20)	(8)	71	22	50

Balance, June 30, 2017	$214	$620	$329	$393	$1,938	$74	$3,568

For the Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(20)	—	(117)	(142)	—	(109)	(388)
Recoveries	—	34	19	—	4	14	71
Provision	37	(53)	(82)	142	(3)	104	145

Balance, June 30, 2018	$256	$339	$1,695	$619	$283	$89	$3,281

For the Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$210	$600	$319	$342	$1,841	$108	$3,420
Charge-offs	(27)	(42)	—	—	(13)	(38)	(120)
Recoveries	29	—	56	—	15	10	110
Provision	2	62	(46)	51	95	(6)	158

Balance, June 30, 2017	$214	$620	$329	$393	$1,938	$74	$3,568

June 30, 2018
Allowance for loan losses:
Ending Balance	$256	$339	$1,695	$619	$283	$89	$3,281

Ending balance: individually evaluated for impairment	$—	$35	$25	$—	$—	$—	$60

Ending balance: collectively evaluated for impairment	$256	$304	$1,670	$619	$283	$89	$3,221

Loans outstanding:
Ending Balance	$26,597	$34,190	$198,967	$129,280	$27,774	$15,972	$432,780

Ending balance: individually evaluated for impairment	$—	$4,736	$1,232	$—	$—	$—	$5,968

Ending balance: collectively evaluated for impairment	$26,597	$29,454	$197,735	$129,280	$27,774	$15,972	$426,812

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

As of June 30, 2018 and December 31, 2017, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of June 30, 2018 and December 31, 2017, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
June 30, 2018
Real Estate Secured:
Construction & development	$25,803	$706	$—	$88	$26,597
Farmland	25,200	4,757	—	4,233	34,190
Residential	183,115	13,486	505	1,861	198,967
Commercial mortgage	112,165	14,116	466	2,533	129,280
Non-Real Estate Secured:
Commercial & agricultural	25,240	1,817	181	536	27,774
Consumer & other	15,586	375	2	9	15,972

Total	$387,109	$35,257	$1,154	$9,260	$432,780

December 31, 2017
Real Estate Secured:
Construction & development	$24,612	$652	$—	$211	$25,475
Farmland	23,935	4,895	74	4,449	33,353
Residential	183,543	12,464	200	2,913	199,120
Commercial mortgage	106,102	15,291	1,611	2,657	125,661
Non-Real Estate Secured:
Commercial & agricultural	22,446	2,057	649	520	25,672
Consumer & other	15,262	328	—	—	15,590

Total	$375,900	$35,687	$2,534	$10,750	$424,871

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2018 and December 31, 2017:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
June 30, 2018
Real Estate Secured:
Construction & development	$58	$—	$107	$165	$26,432	$26,597	$—	$107
Farmland	185	—	—	185	34,005	34,190	—	3,274
Residential	448	—	228	676	198,291	198,967	—	428
Commercial mortgage	430	—	72	502	128,778	129,280	—	172
Non-Real Estate Secured:
Commercial & agricultural	70	—	23	93	27,681	27,774	—	87
Consumer & other	6	4	—	10	15,962	15,972	—	—

Total	$1,197	$4	$430	$1,631	$431,149	$432,780	$—	$4,068

December 31, 2017
Real Estate Secured:
Construction & development	$—	$—	$227	$227	$25,248	$25,475	$—	$226
Farmland	188	—	308	496	32,857	33,353	—	3,610
Residential	395	334	710	1,439	197,681	199,120	—	1,211
Commercial mortgage	—	—	194	194	125,467	125,661	—	194
Non-Real Estate Secured:
Commercial & agricultural	70	—	23	93	25,579	25,672	—	94
Consumer & other	2	24	—	26	15,564	15,590	—	—

Total	$655	$358	$1,462	$2,475	$422,396	$424,871	$—	$5,335

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of June 30, 2018 and December 31, 2017, respectively, the recorded investment in impaired loans totaled $11.1 million and $12.3 million. The total amount of collateral-dependent impaired loans at June 30, 2018 and December 31, 2017, respectively, was $3.0 million and $3.7 million. As of June 30, 2018 and December 31, 2017, respectively, $3.0 million and $3.7 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $8.0 million and $8.6 million in troubled debt restructured loans included in impaired loans at June 30, 2018 and December 31, 2017, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of June 30, 2018 and December 31, 2017, respectively, $5.1 million and $5.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $258 thousand and $303 thousand of related allowance.

The following table is a summary of information related to impaired loans as of June 30, 2018 and December 31, 2017:

Impaired Loans

				Six months ended		Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—	$—	$—
Farmland	2,985	2,985	—	3,049	—	2,985	—
Residential	—	—	—	256	—	212	—
Commercial mortgage	—	—	—	—	—	—	—
Commercial & agricultural	—	25	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Subtotal	2,985	3,010	—	3,305	—	3,197	—

With an allowance recorded:
Construction & development	280	288	14	321	6	319	3
Farmland	2,035	2,035	43	2,139	54	2,043	27
Residential	5,404	5,561	240	5,679	145	5,448	65
Commercial mortgage	364	500	19	540	10	534	5
Commercial & agricultural	45	45	2	51	1	49	1
Consumer & other	—	—	—	—	—	—	—

Subtotal	8,128	8,429	318	8,730	216	8,393	101

Totals:
Construction & development	280	288	14	321	6	319	3
Farmland	5,020	5,020	43	5,188	54	5,028	27
Residential	5,404	5,561	240	5,935	145	5,660	65
Commercial mortgage	364	500	19	540	10	534	5
Commercial & agricultural	45	70	2	51	1	49	1
Consumer & other	—	—	—	—	—	—	—

Total	$11,113	$11,439	$318	$12,035	$216	$11,590	$101

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of June 30, 2018 and June 30, 2017:

For the Six Months Ended June 30, 2018

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	2	80	97	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	2	$80	$97	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2018, two loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2018.

For the Three Months Ended June 30, 2018

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	2	80	97	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	2	$80	$97	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended June 30, 2018, two loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

For the Six Months Ended June 30, 2017

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	2	298	298	—	—	—
Residential	1	48	48	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	3	$346	$346	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2017, three loans were modified that were considered to be TDRs. Term concessions only were granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2017.

For the Three Months Ended June 30, 2017

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	1	48	48	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$48	$48	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended June 30, 2017, one loan was modified that was considered to be TDR. Term concession was granted for the one loan and no additional funds were advanced.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month and six-month periods ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	86	96	43	48
Expected return on plan assets	(288)	(276)	(144)	(138)
Amortization of prior service cost	—	—	—	—
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial (gain)/loss	16	14	8	7

Net periodic benefit cost	$(186)	$(166)	$(93)	$(83)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2017 and there is no required contribution for 2018. Based on this we do not anticipate making a contribution to the plan in 2018.

Note 6. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount	$2,469	$2,469
Accumulated amortization	(564)	(424)

Net book value	$1,905	$2,045

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

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Commitments and Contingencies, continued

Financial Instruments with Off-Balance Sheet Risk, continued

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$53,834	$56,912
Standby letters of credit	1,247	1,106

	$55,081	$58,018

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial Instruments – Assets Net Loans	$429,499	$425,661	$—	$425,128	$533
Financial Instruments – Liabilities Time Deposits	141,509	137,352	—	137,352	—

December 31, 2017
Financial Instruments – Assets Net Loans	$421,418	$417,229	$—	$416,426	$803
Financial Instruments – Liabilities Time Deposits	147,725	144,656	—	144,656	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Investment securities available for sale
Mortgage-backed securities	$26,035	$—	$26,035	$—
Corporate securities	2,858	—	2,858	—
State and municipal securities	17,585	—	17,585	—

Total assets at fair value	$46,478	$—	$46,478	$—

December 31, 2017
Investment securities available for sale
Mortgage-backed securities	$28,154	$—	$28,154	$—
Corporate securities	2,936	—	2,936	—
State and municipal securities	19,585	—	19,585	—

Total assets at fair value	$50,675	$—	$50,675	$—

No liabilities were recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. There were no significant transfers between levels during the three month period ended June 30, 2018 and the year ended December 31, 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Impaired loans	$533	$—	$—	$533
Foreclosed assets	410	—	—	410

Total assets at fair value	$943	$—	$—	$943

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$803	$—	$—	$803
Foreclosed assets	—	—	—	—

Total assets at fair value	$803	$—	$—	$803

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2018	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$533	$803	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%
Other Real Estate Owned	$410	$—	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 9. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to risk weighted assets)	$58,496	13.19%	$35,482	8.00%	$44,352	10.00%
Tier 1 Capital (to risk weighted assets)	$55,185	12.44%	$26,611	6.00%	$35,482	8.00%
Common Equity Tier 1 (to risk weighted assets)	$55,185	12.44%	$19,959	4.50%	$28,829	6.50%
Tier 1 Capital (to average total assets)	$55,185	10.25%	$21,528	4.00%	$26,911	5.00%

December 31, 2017
Total Capital (to risk weighted assets)	$56,962	13.14%	$34,688	8.00%	$43,360	10.00%
Tier 1 Capital (to risk weighted assets)	$53,483	12.33%	$26,016	6.00%	$34,688	8.00%
Common Equity Tier 1 (to risk weighted assets)	$53,483	12.33%	$19,512	4.50%	$28,184	6.50%
Tier 1 Capital (to average total assets)	$53,483	9.81%	$21,808	4.00%	$27,260	5.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Subsequent Events

On July 1, 2018, Great State Bank, a North Carolina state-chartered bank (“Great State”), merged with and into the Bank, with the Bank as the surviving bank, pursuant to a definitive agreement dated as of March 1, 2018, by and among the Company, the Bank, and Great State. As of June 30, 2018, Great State had approximately $144.2 million in total assets, $97.3 million in total loans and $129.6 million in total deposits. The acquisition was valued at approximately $14.5 million and resulted in the Company issuing approximately 1.2 million shares of common stock as merger consideration.

The assets and liabilities of Great State will be recorded on the Company’s consolidated balance sheet at their preliminary estimated fair values as of July 1, 2018, the acquisition date, and Great State’s results of operations will be included in the Company’s consolidated statement of income from that date. The initial accounting and determination of the fair values of the assets acquired and liabilities assumed in the acquisition was incomplete at the time of the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 due to the timing of the closing of the acquisition in relation to the deadline for filing said form. A more complete disclosure of the business combination is expected to be reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2018.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, determining that other than the merger discussed above, no events require additional disclosure in these consolidated financial statements.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2018 and 2017

Parkway recorded net income of $999 thousand, or $0.20 per share, for the quarter ended June 30, 2018 compared to net income of $803 thousand, or $0.16 per share, for the same period in 2017. Pre-tax earnings totaled $1.24 million for the second quarter of 2018 compared to pre-tax earnings of $1.15 million for the same period in 2017. The increase in earnings was due primarily to an increase in noninterest income. Income tax expense decreased from $347 thousand to $244 thousand for the quarter, despite the increase in pre-tax earnings, due to a reduction in tax rates pursuant to the Tax Cuts and Jobs Act, which became effective January 1, 2018 and reduced the Company’s marginal federal income tax rate from 34% to 21%. Second quarter earnings represented an annualized return on average assets of 0.73% and an annualized return on average equity of 6.96% for the quarter ended June 30, 2018, compared to 0.58% and 5.72%, respectively, for the quarter ended June 30, 2017.

Total interest income increased by $97 thousand for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 despite a reduction in the accretion of purchase discounts applied to the loan portfolio acquired in the Company’s July 1, 2016 merger with Cardinal Bankshares Corp. (the “Cardinal merger”). Accretion of purchased loan discounts increased interest income by $270 thousand in the second quarter of 2017 compared to just $128 thousand in the second quarter of 2018, representing a decrease of $142 thousand. Excluding the change in discount accretion, interest income increased by $239 thousand for the quarter ended June 30, 2018 compared to the same period last year, due mainly to continued growth in the bank’s loan portfolio as total loans increased by $12.19 million or 2.90% from June 30, 2017 to June 30, 2018.

Interest expense on deposits increased by $10 thousand compared to the same period in 2017, due to a reduction in amortization of premiums on time deposits acquired in the Cardinal merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $63 thousand in the second quarter of 2017, compared to just $24 thousand in the second quarter of 2018. Without the change in premium amortization, interest expense on deposits would have decreased by $29 thousand for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017 due to a reduction in interest bearing deposits of $14.11 million from June 30, 2017 to June 30, 2018. Interest on borrowings increased by $27 thousand for the quarter as overnight borrowings were used to partially fund the aforementioned increase in loans and decrease in interest bearing deposits. The result was an increase in net interest income of $60 thousand for the quarter ended June 30, 2018, compared to the same quarter last year. The Company’s net interest margin totaled 4.29% for the second quarter of 2018, compared to 4.15% for the second quarter of 2017.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended June 30, 2018 and 2017, continued

The provision for loan losses was $91 thousand for the quarter ended June 30, 2018, compared to $50 thousand for the quarter ended June 30, 2017. The reserve for loan losses at June 30, 2018 was approximately 0.76% of total loans compared to 0.85% at June 30, 2017. Management’s estimate of probable credit losses inherent in the acquired Cardinal loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of June 30, 2018, the remaining unaccreted discount on the acquired loan portfolio totaled $3.69 million.

Total noninterest income was $1.26 million in the second quarter of 2018 compared to $1.02 million in the second quarter of 2017. The increase was due to growth and expansion of fee-based products and services throughout the Company’s market area as well as nonrecurring income from life insurance contracts totaling $229 thousand.

Total noninterest expenses increased by $165 thousand for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, due mainly to an increase in employee benefit costs, as actual health insurance claims have exceeded both current year expected claims as well as prior year actual claims. As a result of the increased health insurance costs, total salary and benefit costs increased by $277 thousand for the second quarter of 2018 compared to the same quarter in 2017.

Results of Operations for the Six Months ended June 30, 2018 and 2017

For the six months ended June 30, 2018, total interest income increased by $87 thousand compared to the six-month period ended June 30, 2017. As noted in the above discussion, interest income on loans was impacted by a reduction in the accretion of purchase discounts applied to the loan portfolio acquired in the Cardinal merger. Accretion of purchased loan discounts increased interest income by $576 thousand in the first six months of 2017 compared to just $287 thousand in the first six months of 2018, representing a decrease of $289 thousand. Excluding the change in discount accretion, interest income increased by $376 thousand for the six-month period ended June 30, 2018 compared to the same period last year.

Interest expense on deposits was flat for the six-months ended June 30, 2018 compared to the same period last year, increasing by just $1 thousand, despite a reduction in interest-bearing deposits. This was due to the aforementioned reduction in amortization of premiums on time deposits acquired in the Cardinal merger. Amortization of premiums on acquired time deposits totaled $148 thousand in the first six months of 2017, compared to $53 thousand in the first six months of 2018. Without the change in premium amortization, interest expense on deposits would have decreased by $94 thousand for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Interest on borrowings increased by $27 thousand due to overnight borrowings which were accessed in the second quarter of 2018.

The provision for loan losses for the six-month period ended June 30, 2018 was $145 thousand, compared to $158 thousand for the six-month period ended June 30, 2017. The decrease in 2018 was due to continued improvement in overall asset quality as reflected in historic charge-offs and other loan quality metrics.

Noninterest income increased by $314 thousand for the first six months of 2018, compared to the same period in 2017. Income from service charges and fees increased by $162 thousand, or 11.51% due to growth and expansion of fee-based products. As noted above nonrecurring proceeds from life insurance contracts totaled $229 thousand in 2018. Securities gains decreased by $108 thousand for the six-month period ended June 30, 2018 compared to the same period last year as increases in interest rates led to decreases in the market value of the Bank’s investment securities portfolio.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Total noninterest expenses decreased by $41 thousand for the six-month period ended June 30, 2018, compared to the same period in 2017. The overall decrease was due primarily to a decrease in merger-related expenses. Expenses related to the Cardinal merger in the first six months of 2017 totaled $642 thousand compared to expenses of $497 thousand in 2018 related to the Great State merger. Salaries and employee benefits increased by $258 thousand in 2018 compared to 2017 due to the increase in benefit costs discussed above.

In total, income before taxes increased by $427 thousand over the first six months of 2018 compared to the first six months of 2017. Income tax expense decreased by $102 thousand over the prior year, resulting in an increase in net income of $529 thousand for the six months ended June 30, 2018 compared to the same period in 2017.

Financial Condition

Total assets decreased by $3.70 million, or 0.67%, from December 31, 2017 to June 30, 2018, due to continued reductions in interest-bearing deposits. Cash and cash equivalent balances decreased by $8.11 million and investment securities decreased by $4.20 million. The reduction in cash and investments was used to fund net loan growth of $8.08 million as well as a reduction in total deposits of $13.46 million. Loan growth, combined with the decrease in deposits, resulted in an increase in the company’s loan to deposit ratio to 90.42% at June 30, 2018 compared to 86.28% at December 31, 2017.

Noninterest bearing deposits decreased by $6.59 million from December 31, 2017 to June 30, 2018, while interest bearing deposits decreased by $6.87 million over the same time period. The decrease in interest bearing deposits came primarily in the form of higher yielding certificates of deposit and individual retirement accounts. This reflected the continuation of a management strategy to allow the run-off of higher-yielding time deposits as well as increased competition for deposits throughout the Bank’s market area. Federal funds purchased totaled $8.9 million as of June 30, 2018 as overnight borrowings were used to fund the aforementioned increase in loans and decrease in time deposits.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $5.34 million at December 31, 2017 to $4.48 million at June 30, 2018. Foreclosed assets consists of one property totaling $410 thousand as of June 30, 2018. There were no loans past due more than ninety days and still accruing interest at June 30, 2018 and December 31, 2017.

Nonaccrual loans decreased from $5.34 million at December 31, 2017 to $4.07 million at June 30, 2018. During the six months ended June 30, 2018, there were no substantial additions to nonaccrual status while loans totaling $1.49 million were repaid or returned to accrual status. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The following table summarizes nonperforming assets:

(dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$4,068	$5,335
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	4,068	5,335
Foreclosed assets	410	—

Total nonperforming assets	$4,478	$5,335

Nonperforming assets to total assets	0.82%	0.97%

Nonperforming loans to total loans	0.94%	1.26%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2018, the allowance for loan losses included $318 thousand specifically reserved for impaired loans in the amount of $8.1 million. Based on impairment analysis, loans totaling $3.0 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2017 totaled $12.3 million, of which $8.6 million required specific reserves of $394 thousand.

Summary of Loan Loss Experience

(dollars in thousands)	Six months ended June 30, 2018	Six months ended June 30, 2017	Year ended December 31, 2017
Total loans outstanding at end of period	$432,780	$420,586	$424,871

Allowance for loan losses, beginning of period	$3,453	$3,420	$3,420

Charge offs:
Commercial & agricultural	—	(27)	(27)
Commercial mortgage	(142)	(42)	(59)
Construction & development	(20)	—	(33)
Farmland	—	—	(34)
Residential	(117)	(13)	(89)
Consumer & other	(109)	(38)	(76)

Total charge-offs	(388)	(120)	(318)

Recoveries:
Commercial & agricultural	4	29	33
Commercial mortgage	—	—	—
Construction & development	—	56	56
Farmland	34	—	—
Residential	19	15	23
Consumer & other	14	10	22

Total recoveries	71	110	134

Net (charge-offs) recoveries	(317)	(10)	(184)

Provision for (recovery of) allowance	145	158	217

Allowance for loan losses at end of period	$3,281	$3,568	$3,453

Ratios:
Allowance for loan losses to loans at end of period	0.76%	0.85%	0.81%

Net charge-offs (recoveries) to allowance for loan losses	9.66%	0.28%	5.33%

Net charge-offs (recoveries) to provisions for loan losses	218.62%	6.33%	84.79%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2018 totaled $6.5 million, or 1.49% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $58.02 million at June 30, 2018 compared to $57.18 million at December 31, 2017. The increase in equity resulted from earnings of $2.01 million, less a net change in unrealized depreciation of investment securities classified as available for sale totaling $671 thousand, and the payment of dividends of $502 thousand. Book value increased from $11.39 per share at December 31, 2017 to $11.56 per share at June 30, 2018. Skyline remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.44%, 12.44%, 13.19%, and 10.25%, respectively, as of June 30, 2018.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $28.60 million at June 30, 2018. The Bank had $8.91 million in outstanding balances on these lines as of June 30, 2018. No balances were outstanding on these lines at December 31, 2017. In addition, the Bank has the ability to borrow up to approximately $135.94 million from the Federal Home Loan Bank, subject to the pledging of collateral. The Bank had no debt outstanding classified as long-term at June 30, 2018 or December 31, 2017.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements, and the Bank is considered to be “well capitalized.”

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to the benefits of or other expectations regarding the Cardinal merger and the Great State merger, future financial performance, and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” or “project” or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: our ability to implement integration plans associated with the Great State merger, which integration may be more difficult, time-consuming or costly than expected; disruptions to customer and employee relationships and business operations caused by the Great State merger or the Cardinal merger; the ability to achieve the expected revenues, cost savings and synergies contemplated by the Great State merger or the Cardinal merger within the expected time frame, or at all; changes in interest rates, general economic conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).

3.1	Amended and Restated Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 14, 2018	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer