Form 10-Q
period 2018-09-30
Parkway Acquisition Corp.
filed 2018-11-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 6,213,275 shares of Common Stock, no par value per share, outstanding as of November 12, 2018.

PART I FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(dollars in thousands)	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,593	$6,367
Interest-bearing deposits with banks	9,480	8,739
Federal funds sold	19,168	7,769
Investment securities available for sale	45,787	50,675
Restricted equity securities	2,053	1,388
Loans, net of allowance for loan losses of $3,444 at September 30, 2018 and $3,453 at December 31, 2017	534,015	421,418
Cash value of life insurance	17,298	17,348
Foreclosed assets	15	—
Properties and equipment, net	20,749	17,646
Accrued interest receivable	2,130	1,737
Core deposit intangible	4,111	2,045
Goodwill	3,764	—
Deferred tax assets, net	2,599	2,965
Other assets	9,915	9,864

	$679,677	$547,961

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$151,916	$130,847
Interest-bearing	449,427	357,594

Total deposits	601,343	488,441
FHLB Advances	1,000	—
Accrued interest payable	186	46
Other liabilities	2,713	2,292

	605,242	490,779

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 6,213,275 and 5,021,376 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Surplus	41,660	26,166
Retained earnings	35,131	32,526
Accumulated other comprehensive loss	(2,356)	(1,510)

	74,435	57,182

	$679,677	$547,961

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Nine Months ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
(dollars in thousands except share amounts)	2018	2017
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$17,420	$15,390
Interest-bearing deposits in banks	62	36
Federal funds sold	127	80
Interest on taxable securities	898	993
Dividends	52	62

	18,559	16,561

Interest expense
Deposits	1,296	1,107
Interest on borrowings	33	1

	1,329	1,108

Net interest income	17,230	15,453

Provision for loan losses	258	233

Net interest income after provision for loan losses	16,972	15,220

Noninterest income
Service charges on deposit accounts	1,132	987
Other service charges and fees	1,323	1,187
Net realized gains on securities	5	126
Mortgage origination fees	281	203
Increase in cash value of life insurance	319	333
Life insurance income	303	—
Other income	87	95

	3,450	2,931

Noninterest expenses
Salaries and employee benefits	8,459	7,529
Occupancy and equipment	1,965	1,652
Foreclosed asset expense, net	16	33
Data processing expense	953	885
FDIC Assessments	185	225
Advertising	424	471
Bank franchise tax	319	250
Director fees	199	190
Professional fees	340	309
Telephone expense	302	279
Core deposit intangible amortization	359	212
Merger related expenses	856	698
Other expense	1,372	1,630

	15,749	14,363

Net income before income taxes	4,673	3,788

Income tax expense	945	1,147

Net income	$3,728	$2,641

Net income per share	$0.69	$0.53

Weighted average shares outstanding	5,423,042	5,021,376

Dividends declared per share	$0.21	$0.16

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended September 30, 2018 and 2017

	Three Months Ended
	September 30,
(dollars in thousands except share amounts)	2018	2017
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,063	$5,222
Interest-bearing deposits in banks	27	14
Federal funds sold	89	21
Interest on taxable securities	301	319
Dividends	13	6

	7,493	5,582

Interest expense
Deposits	558	370
Interest on borrowings	6	1

	564	371

Net interest income	6,929	5,211
Provision for loan losses	113	75

Net interest income after provision for loan losses	6,816	5,136

Noninterest income
Service charges on deposit accounts	413	350
Other service charges and fees	473	417
Net realized gains on securities	—	13
Mortgage origination fees	137	91
Increase in cash value of life insurance	97	111
Life insurance income	74	—
Other income	32	39

	1,226	1,021

Noninterest expenses
Salaries and employee benefits	3,161	2,489
Occupancy and equipment	709	555
Foreclosed asset expense, net	18	17
Data processing expense	351	306
FDIC Assessments	47	75
Advertising	148	138
Bank franchise tax	109	82
Director fees	69	52
Professional fees	120	99
Telephone expense	115	92
Core deposit intangible amortization	219	70
Merger related expenses	359	56
Other expense	482	449

	5,907	4,480

Net income before income taxes	2,135	1,677
Income tax expense	420	520

Net income	$1,715	$1,157

Net income per share	$0.28	$0.23

Weighted average shares outstanding	6,213,275	5,021,376

Dividends declared per share	$0.10	$0.08

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine Months and Three Months ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
	(Unaudited)	(Unaudited)
Net Income	$3,728	$2,641

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,066)	872
Tax related to unrealized (gains) losses	224	(296)
Reclassification of net realized gains during the period	(5)	(126)
Tax related to realized gains	1	43

Total other comprehensive income (loss)	(846)	493

Total comprehensive income	$2,882	$3,134

	Three Months Ended
	September 30,
(dollars in thousands)	2018	2017
	(Unaudited)	(Unaudited)
Net Income	$1,715	$1,157

Other comprehensive income (loss)
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(222)	148
Tax related to unrealized (gains) losses	47	(50)
Reclassification of net realized gains during the period	—	(13)
Tax related to realized gains	—	4

Total other comprehensive income (loss)	(175)	89

Total comprehensive income	$1,540	$1,246

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2018 and 2017 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466
Net income	—	—	—	2,641	—	2,641
Other comprehensive income	—	—	—	—	493	493
Dividends paid ($0.16 per share)	—	—	—	(803)	—	(803)

Balance, September 30, 2017	5,021,376	$—	$26,166	$32,492	$(861)	$57,797

Balance, December 31, 2017	5,021,376	$—	$26,166	$32,526	$(1,510)	$57,182
Net income	—	—	—	3,728	—	3,728
Other comprehensive loss	—	—	—	—	(846)	(846)
Issuance of common stock in connection with acquisition of Great State Bank	1,191,899	—	15,495	—	—	15,495
Redemption of fractional shares issued in acquisition of Great State Bank	—	—	(1)	—	—	(1)
Dividends paid ($0.21 per share)	—	—	—	(1,123)	—	(1,123)

Balance, September 30, 2018	6,213,275	$—	$41,660	$35,131	$(2,356)	$74,435

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,728	$2,641
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	916	975
Amortization of core deposit intangible	359	212
Accretion of loan discount and deposit premium, net	(927)	(995)
Provision for loan losses	258	233
Deferred income taxes	972	1,021
Net realized gain on securities	(5)	(126)
Accretion of discount on securities, net of
amortization of premiums	396	531
Deferred compensation	28	(64)
Net realized loss on foreclosed assets	—	23
Life insurance income	(303)	—
Changes in assets and liabilities:
Cash value of life insurance	(319)	(387)
Accrued interest receivable	(59)	153
Other assets	(112)	(3,849)
Accrued interest payable	100	83
Other liabilities	(567)	(1,549)

Net cash provided by (used in) operating activities	4,465	(1,098)

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	(1,914)
Sales	18,366	8,523
Maturities/calls/paydowns	4,461	4,339
Purchases of restricted equity securities	(142)	(239)
Net increase in loans	(17,492)	(10,625)
Proceeds from life insurance contracts	672	—
Proceeds from sale of foreclosed assets	475	47
Purchases of property and equipment	(2,624)	(718)
Cash received in business combination	25,761	—

Net cash provided by (used in) investing activities	29,477	(587)

Cash flows from financing activities
Net decrease in deposits	(17,452)	(12,996)
Repayment of borrowings	(1,000)	—
Cash paid for fractional shares	(1)	—
Dividends paid	(1,123)	(803)

Net cash used in financing activities	(19,576)	(13,799)

Net increase (decrease) in cash and cash equivalents	14,366	(15,484)

Cash and cash equivalents, beginning	22,875	35,908

Cash and cash equivalents, ending	$37,241	$20,424

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2018 and 2017

Supplemental disclosure of cash flow information
Interest paid	$1,189	$1,025

Taxes paid	$10	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(846)	$493

Transfers of loans to foreclosed properties	$410	$—

Business combinations
Assets acquired (excluding goodwill)	$145,480	$—
Liabilities assumed	133,551	—

Net assets	$11,929	$—

Goodwill recorded	$3,764	$—

Stock issued to acquire Great State Bank	$15,495	$—

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Parkway Acquisition Corp. (“Parkway” or the “Company”) was incorporated as a Virginia corporation on November 2, 2015. Parkway was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an agreement pursuant to which Grayson and Cardinal merged with and into Parkway, with Parkway as the surviving corporation (the “Cardinal merger”). The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway. The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares. The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes. Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank’), a wholly-owned subsidiary of Grayson. Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina. The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”). The transaction closed and the merger became effective on July 1, 2018. Each share of Great State common stock was converted into the right to receive 1.21 shares of Parkway common stock. The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger. Parkway was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes.

For purposes of this quarterly report on Form 10-Q, all information contained herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the merger.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Caldwell, Cleveland, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty full-service banking offices and three loan production offices. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of September 30, 2018 and for the periods ended September 30, 2018 and 2017 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected July 1, 2019 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangibles that represent the value of long-term deposit relationships acquired in a business combination. Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally twenty years on an accelerated basis).

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive gain before reclassifications	576	—	576
Amounts reclassified from accumulated other comprehensive gain	(83)	—	(83)

Balance September 30, 2017	$(81)	$(780)	$(861)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(842)	—	(842)
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)

Balance September 30, 2018	$(1,369)	$(987)	$(2,356)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

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

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In August 2018, the FASB amended the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Business Combinations

On July 1, 2018, Parkway completed its merger with Great State as discussed above in Note 1. Parkway is considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, each share of Great State common stock was converted to 1.21 shares of common stock of Parkway which resulted in the issuance of 1,191,899 shares of Parkway stock in the merger. The Company engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. These valuations are not final and may be refined for up to one year following the merger date.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

The following table presents the Great State assets acquired and liabilities assumed as of July 1, 2018 as well as the related fair value adjustments and determination of goodwill.

(dollars in thousands)	As Reported by Great State	Fair Value Adjustments			As Reported by Parkway
Assets

Cash and cash equivalents	$25,761	$—	—		$25,761
Investment securities	19,630	(229)	(a	)	19,401
Restricted equity securities	523	—	—		523
Loans	97,549	(2,441)	(b	)	95,108
Allowance for loan losses	(1,436)	1,436	(c	)	—
Property and equipment	1,207	189	(d	)	1,396
Intangible assets	—	2,425	(e	)	2,425
Accrued interest receivable	334	—	—		334
Other assets	599	(67)	(f	)	532

Total assets acquired	$144,167	$1,313			$145,480

Liabilities

Deposits	$129,611	$940	(g	)	$130,551
Borrowings	2,000	—	—		2,000
Accrued interest payable	40	—	—		40
Other liabilities	943	17	(h	)	960

Total liabilities acquired	$132,594	$957			$133,551

Net assets acquired					11,929
Elimination of Company’s existing investment in Great State					198
Stock consideration					15,495

Goodwill					$3,764

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Great State’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 21%).

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party evaluation report on deposits assumed.

(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

The merger was accounted for under the acquisition method of accounting. The assets and liabilities of Great State have been recorded at their estimated fair values and added to those of Parkway for periods following the merger date. Valuations of acquired Great State assets and liabilities may be refined for up to one year following the merger date.

There are two methods to account for acquired loans as part of a business combination. Acquired loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds in accordance with FASB ASC 310-30. All other acquired loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value in accordance with ASC 310-20.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments to certain receivables were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $95.2 million and $118.8 million on the date of acquisition.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2017. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $359 thousand and $856 thousand are included in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2018 and are not included in the pro forma statements below.

	Three Months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net interest income	$6,683	$5,309
Net income (a)	$1,553	$1,222

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.25	$0.20

	Nine Months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net interest income	$17,115	$15,872
Net income (a)	$3,652	$2,918

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.59	$0.47

(a)

Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.

(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Great State acquisition as of the earliest reporting date.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2018 and December 31, 2017 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Available for sale:
U.S. Government Agencies	$244	$—	$(1)	$243
Mortgage-backed securities	26,410	—	(1,298)	25,112
Corporate securities	2,981	—	(152)	2,829
State and municipal securities	17,886	12	(295)	17,603

	$47,521	$12	$(1,746)	$45,787

December 31, 2017
Available for sale:
Mortgage-backed securities	$28,780	$—	$(626)	$28,154
Corporate securities	3,016	—	(80)	2,936
State and municipal securities	19,542	155	(112)	19,585

	$51,338	$155	$(818)	$50,675

Restricted equity securities totaled $2.1 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Available for sale:
U.S. Government Agencies	$243	$(1)	$—	$—	$243	$(1)
Mortgage-backed securities	4,566	(139)	20,456	(1,159)	25,022	(1,298)
Corporate securities	1,443	(39)	1,387	(113)	2,830	(152)
State and municipal securities	10,509	(93)	5,507	(202)	16,016	(295)

Total securities available for sale	$16,761	$(272)	$27,350	$(1,474)	$44,111	$(1,746)

December 31, 2017
Available for sale:
Mortgage-backed securities	$15,791	$(324)	$12,361	$(302)	$28,152	$(626)
Corporate securities	1,506	(10)	1,430	(70)	2,936	(80)
State and municipal securities	5,284	(44)	2,758	(68)	8,042	(112)

Total securities available for sale	$22,581	$(378)	$16,549	$(440)	$39,130	$(818)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At September 30, 2018, 55 debt securities with unrealized losses had depreciated 3.81 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2018. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $18.4 million and $8.5 million for the nine month periods ended September 30, 2018 and 2017, respectively and $17.8 million and $7.9 million for the three month periods ended September 30, 2018 and 2017, respectively. There was a loss of $4 thousand in the nine month period ended September 30, 2018 that resulted from of an investment security being called prior to its scheduled maturity. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2018	2017	2018	2017
Realized gains	$9	$141	$—	$28
Realized losses	(4)	(15)	—	(15)

	$5	$126	$—	$13

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

The scheduled maturities of securities available for sale at September 30, 2018, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$493	$492
Due after one year through five years	13,117	12,816
Due after five years through ten years	15,911	15,074
Due after ten years	18,000	17,405

	$47,521	$45,787

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $12.9 million and $11.2 million at September 30, 2018 and December 31, 2017, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	2018	2017
Construction & development	$34,109	$25,475
Farmland	33,922	33,353
Residential	230,196	199,120
Commercial mortgage	180,004	125,661
Commercial & agricultural	38,296	25,672
Consumer & other	20,932	15,590

Total loans	537,459	424,871
Allowance for loan losses	(3,444)	(3,453)

Loans, net of allowance for loan losses	$534,015	$421,418

As of September 30, 2018 and December 31, 2017, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of September 30, 2018 and December 31, 2017:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural		Consumer & Other	Total
For the Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, June 30, 2018	$256	$339	$1,695	$619	$283		$89	$3,281
Charge-offs	—	—	—	—	—		(30)	(30)
Recoveries	—	—	20	48	2		10	80
Provision	(2)	(3)	71	9	2		36	113

Balance, September 30, 2018	$254	$336	$1,786	$676	$287		$105	$3,444

For the Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, June 30, 2017	$329	$393	$1,938	$620	$214		$74	$3,568
Charge-offs	—	(34)	(76)	—	—		(13)	(123)
Recoveries	—	—	4	—	2		4	10
Provision	(75)	8	46	28	57		11	75

Balance, September 30, 2017	$254	$367	$1,912	$648	$273		$76	$3,530

For the Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282		$80	$3,453
Charge-offs	(20)	—	(117)	(142)	—		(139)	(418)
Recoveries	—	34	39	48	6		24	151
Provision	35	(56)	(11)	151	(1	)-	140	258

Balance, September 30, 2018	$254	$336	$1,786	$676	$287		$105	$3,444

For the Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$319	$342	$1,841	$600	$210		$108	$3,420
Charge-offs	—	(34)	(89)	(42)	(27)		(51)	(243)
Recoveries	56	—	19	—	31		14	120
Provision	(121)	59	141	90	59		5	233

Balance, September 30, 2017	$254	$367	$1,912	$648	$273		$76	$3,530

September 30, 2018
Allowance for loan losses:
Ending Balance	$254	$336	$1,786	$676	$287		$105	$3,444

Ending balance: individually evaluated for impairment	$—	$33	$19	$—	$—		$—	$52

Ending balance: collectively evaluated for impairment	$254	$303	$1,767	$676	$287		$105	$3,392

Loans outstanding:
Ending Balance	$34,109	$33,922	$230,196	$180,004	$38,296		$20,932	$537,459

Ending balance: individually evaluated for impairment	$—	$4,724	$1,223	$—	$—		$—	$5,947

Ending balance: collectively evaluated for impairment	$34,109	$29,198	$228,973	$180,004	$38,296		$20,932	$531,512

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

As of September 30, 2018 and December 31, 2017, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2018 and December 31, 2017, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
September 30, 2018
Real Estate Secured:
Construction & development	$30,560	$3,502	$—	$47	$34,109
Farmland	24,943	4,753	—	4,226	33,922
Residential	208,998	17,849	370	2,979	230,196
Commercial mortgage	153,554	20,423	1,344	4,683	180,004
Non-Real Estate Secured:
Commercial & agricultural	32,941	4,300	66	989	38,296
Consumer & other	20,074	840	—	18	20,932

Total	$471,070	$51,667	$1,780	$12,942	$537,459

December 31, 2017
Real Estate Secured:
Construction & development	$24,612	$652	$—	$211	$25,475
Farmland	23,935	4,895	74	4,449	33,353
Residential	183,543	12,464	200	2,913	199,120
Commercial mortgage	106,102	15,291	1,611	2,657	125,661
Non-Real Estate Secured:
Commercial & agricultural	22,446	2,057	649	520	25,672
Consumer & other	15,262	328	—	—	15,590

Total	$375,900	$35,687	$2,534	$10,750	$424,871

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2018 and December 31, 2017:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
September 30, 2018
Real Estate Secured:
Construction & development	$—	$—	$—	$—	$34,109	$34,109	$—	$—
Farmland	103	2,985	185	3,273	30,649	33,922	—	3,272
Residential	903	9	302	1,214	228,982	230,196	—	504
Commercial mortgage	275	—	778	1,053	178,951	180,004	—	1,804
Non-Real Estate Secured:
Commercial & agricultural	33	—	257	290	38,006	38,296	—	257
Consumer & other	7	10	2	19	20,913	20,932	—	2

Total	$1,321	$3,004	$1,524	$5,849	$531,610	$537,459	$—	$5,839

December 31, 2017
Real Estate Secured:
Construction & development	$—	$—	$227	$227	$25,248	$25,475	$—	$226
Farmland	188	—	308	496	32,857	33,353	—	3,610
Residential	395	334	710	1,439	197,681	199,120	—	1,211
Commercial mortgage	—	—	194	194	125,467	125,661	—	194
Non-Real Estate Secured:
Commercial & agricultural	70	—	23	93	25,579	25,672	—	94
Consumer & other	2	24	—	26	15,564	15,590	—	—

Total	$655	$358	$1,462	$2,475	$422,396	$424,871	$—	$5,335

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of September 30, 2018 and December 31, 2017, respectively, the recorded investment in impaired loans totaled $10.9 million and $12.3 million. The total amount of collateral-dependent impaired loans at September 30, 2018 and December 31, 2017, respectively, was $3.0 million and $3.7 million. As of September 30, 2018 and December 31, 2017, respectively, $3.1 million and $3.7 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $7.8 million and $8.6 million in troubled debt restructured loans included in impaired loans at September 30, 2018 and December 31, 2017, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2018 and December 31, 2017, respectively, $5.0 million and $5.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $268 thousand and $303 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2018 and December 31, 2017:

Impaired Loans

				Nine months ended		Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—	$—	$—
Farmland	3,118	3,118	—	3,270	4	3,118	2
Residential	—	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	—	—	—
Commercial & agricultural	—	25	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Subtotal	3,118	3,143	—	3,270	4	3,118	2

With an allowance recorded:
Construction & development	170	170	9	307	10	273	3
Farmland	1,890	1,890	42	1,913	77	1,896	25
Residential	5,358	5,515	247	5,872	214	5,381	69
Commercial mortgage	357	493	20	536	13	360	4
Commercial & agricultural	41	41	2	49	2	43	1
Consumer & other	—	—	—	—	—	—	—

Subtotal	7,816	8,109	320	8,677	316	7,953	102

Totals:
Construction & development	170	170	9	307	10	273	3
Farmland	5,008	5,008	42	5,183	81	5,014	27
Residential	5,358	5,515	247	5,872	214	5,381	69
Commercial mortgage	357	493	20	536	13	360	4
Commercial & agricultural	41	66	2	49	2	43	1
Consumer & other	—	—	—	—	—	—	—

Total	$10,934	$11,252	$320	$11,947	$320	$11,071	$104

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2018 and September 30, 2017:

For the Nine Months Ended September 30, 2018

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	2	80	95	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	2	$80	$95	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2018, two loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2018.

During the three months ended September 30, 2018, no loans were modified that were considered to be TDRs.

For the Nine Months Ended September 30, 2017

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

There were no purchased credit impaired loans as of December 31, 2017. During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2018 was a follows:

(dollars in thousands)	September 30, 2018
Residential	$172
Commercial mortgage	1,426
Commercial & agricultural	220

Outstanding balance	$1,818

Carrying amount, net of credit marks of $139	$1,679

There was no accretable yield on purchased credit impaired loans for the period presented.

Purchased credit impaired loans acquired during the nine months ended September 30, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	September 30, 2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221

$2,178

Cash flows expected to be collected at acquisition	$1,781

Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows:

(dollars in thousands)	2018
Loans at beginning of year	$—

Loans purchased during the year	$1,781

Loans at September 30	$1,679

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	129	144	43	48
Expected return on plan assets	(432)	(414)	(144)	(138)
Amortization of prior service cost	—	—	—	—
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial (gain)/loss	24	21	8	7

Net periodic benefit cost	$(279)	$(249)	$(93)	$(83)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2017 and there is no required contribution for 2018. Based on this we do not anticipate making a contribution to the plan in 2018.

Note 7. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the nine-month period ended September 30, 2018 is as follows:

(dollars in thousands)	September 30, 2018
Beginning of year	$—
Acquired goodwill as result of Great State merger	3,764
Impairment	—

End of the period	$3,764

Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Gross carrying amount	$4,894	$2,469
Accumulated amortization	(783)	(424)

Net book value	$4,111	$2,045

Aggregate amortization expense was $359 thousand and $212 thousand for the nine-month periods ended September 30, 2018 and 2017, respectively. Aggregate amortization expense was $219 thousand and $70 thousand for the three-month periods ended September 30, 2018 and 2017, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2018 and December 31, 2017 is as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$72,081	$56,912
Standby letters of credit	1,097	1,106

	$73,178	$58,018

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial Instruments – Assets
Net Loans	$534,015	$529,053	$—	$528,631	$422
Financial Instruments – Liabilities
Time Deposits	186,395	181,355	—	181,355	—
FHLB Advances	1,000	999	999	—	—

December 31, 2017
Financial Instruments – Assets
Net Loans	$421,418	$417,229	$—	$416,426	$803
Financial Instruments – Liabilities
Time Deposits	147,725	144,656	—	144,656	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018
Investment securities available for sale
U.S. Government Agencies	$243	$—	$243	$—
Mortgage-backed securities	25,112	—	25,112	—
Corporate securities	2,829	—	2,829	—
State and municipal securities	17,603	—	17,603	—

Total assets at fair value	$45,787	$—	$45,787	$—

December 31, 2017
Investment securities available for sale
Mortgage-backed securities	$28,154	$—	$28,154	$—
Corporate securities	2,936	—	2,936	—
State and municipal securities	19,585	—	19,585	—

Total assets at fair value	$50,675	$—	$50,675	$—

No liabilities were recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. There were no significant transfers between levels during the nine and three month periods ended September 30, 2018 and the year ended December 31, 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018
Impaired loans	$422	$—	$—	$422
Foreclosed assets	15	—	—	15

Total assets at fair value	$437	$—	$—	$437

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$803	$—	$—	$803
Foreclosed assets	—	—	—	—

Total assets at fair value	$803	$—	$—	$803

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2018	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$422	$803	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%

Other Real Estate Owned	$15	$—	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 10. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital
(to risk weighted assets)	$69,536	12.68%	$43,866	8.00%	$54,832	10.00%
Tier 1 Capital
(to risk weighted assets)	$66,063	12.05%	$32,899	6.00%	$43,866	8.00%
Common Equity Tier 1
(to risk weighted assets)	$66,063	12.05%	$24,674	4.50%	$35,641	6.50%
Tier 1 Capital
(to average total assets)	$66,063	9.78%	$27,033	4.00%	$33,792	5.00%

December 31, 2017
Total Capital
(to risk weighted assets)	$56,962	13.14%	$34,688	8.00%	$43,360	10.00%
Tier 1 Capital
(to risk weighted assets)	$53,483	12.33%	$26,016	6.00%	$34,688	8.00%
Common Equity Tier 1
(to risk weighted assets)	$53,483	12.33%	$19,512	4.50%	$28,184	6.50%
Tier 1 Capital
(to average total assets)	$53,483	9.81%	$21,808	4.00%	$27,260	5.00%

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2018 and 2017

Parkway recorded net income of $1.7 million, or $0.28 per share, for the quarter ended September 30, 2018 compared to net income of $1.2 million, or $0.23 per share, for the same period in 2017. Pre-tax earnings totaled $2.1 million for the third quarter of 2018 compared to pre-tax earnings of $1.7 million for the same period in 2017. The increase in net income of $558 thousand from the third quarter of 2017 to the third quarter of 2018 was due primarily to increased revenues resulting from the merger with Great State which was completed on July 1, 2018.

Total interest income increased by $1.9 million for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, while interest expense on deposits increased by $188 thousand over the same period. The increase in interest income was attributable primarily to the merger with Great State which added approximately $95.1 million in loans to the Company’s earning assets. Accretion of purchased loan discounts increased interest income by $443 thousand in the third quarter of 2018 compared to just $227 thousand in the third quarter of 2017, representing an increase of $216 thousand. The increase came mainly as a result of the Great State merger.

Interest expense on deposits increased by $188 thousand due to the addition of approximately $110.5 million in interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $144 thousand in the third quarter of 2018, compared to just $45 thousand in the third quarter of 2017, representing an increase of $99 thousand. The increase, again, was primarily due to the Great State merger.

The provision for loan losses was $113 thousand for the quarter ended September 30, 2018, compared to $75 thousand for the quarter ended September 30, 2017. The reserve for loan losses at September 30, 2018 was approximately 0.64% of total loans compared to 0.83% at September 30, 2017. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation. As of September 30, 2018, the remaining unaccreted discount on the acquired loan portfolios totaled $5.5 million.

Total noninterest income was $1.2 million in the third quarter of 2018 compared to $1.0 million in the third quarter of 2017. Service charges on deposit accounts increased $63 thousand due to the merger with Great State as well as nonrecurring income from life insurance contracts totaling $74 thousand.

Total noninterest expenses increased by $1.4 million for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, due to the Great State acquisition as well as an increase in employee benefit costs, as actual health insurance claims have exceeded both current year expected claims as well as prior year actual claims. As a result of the Great State acquisition and the increased health insurance costs, total salary and benefit costs increased by $672 thousand for the third quarter of 2018 compared to the same quarter in 2017. Merger related costs due to the Great State acquisition increased by $303 thousand in the quarter to quarter comparison.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended September 30, 2018 and 2017, continued

Income tax expense decreased from $520 thousand for the quarter ended September 30, 2017 to $420 thousand for the quarter ended September 30, 2018, despite the increase in pre-tax earnings, due to a reduction in tax rates pursuant to the Tax Cuts and Jobs Act, which became effective January 1, 2018 and reduced the Company’s marginal federal income tax rate from 34% to 21%.

Results of Operations for the Nine Months ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, total interest income increased by $2.0 million compared to the nine-month period ended September 30, 2017. The increase in interest income was attributable primarily to loans acquired in the merger with Great State as discussed above. Accretion of purchased loan discounts increased interest income by $803 thousand in the first nine months of 2017 compared to just $730 thousand in the first nine months of 2018, representing a decrease of $73 thousand.

Interest expense on deposits increased by $189 thousand due to the addition of interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $197 thousand in the first nine months of 2018, compared to $192 thousand in the first nine months of 2017. Interest on borrowings increased by $32 thousand due to overnight borrowings which were accessed in the second and third quarters of 2018 along with FHLB Advances that were acquired as part of the Great State merger.

The provision for loan losses for the nine-month period ended September 30, 2018 was $258 thousand, compared to $233 thousand for the nine-month period ended September 30, 2017.

Noninterest income increased by $519 thousand for the first nine months of 2018, compared to the same period in 2017. Service charges on deposit accounts increased $145 thousand primarily due to the merger with Great State as well as nonrecurring proceeds from life insurance contracts totaling $303 thousand in 2018. Securities gains decreased by $121 thousand for the nine-month period ended September 30, 2018 compared to the same period last year as increases in interest rates led to decreases in the market value of the Bank’s investment securities portfolio.

Total noninterest expenses increased by $1.3 million for the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase was due primarily to the Great State acquisition and the increase in benefit costs discussed above. Salaries and employee benefits increased by $930 thousand in 2018 compared to 2017.

In total, income before taxes increased by $885 thousand over the first nine months of 2018 compared to the first nine months of 2017. Income tax expense decreased by $202 thousand over the prior year, resulting in an increase in net income of $1.1 million for the nine months ended September 30, 2018 compared to the same period in 2017.

Financial Condition

Effective July 1, 2018 the Company completed its previously announced merger with Great State, pursuant to the Agreement and Plan of Merger, dated March 1, 2018. In connection with the merger with Great State, the Company acquired $145.5 million in assets at fair value, including $95.1 million in loans. The Company also assumed $133.6 million of liabilities at fair value, including $130.6 million of total deposits with a core deposit intangible asset recorded of $2.4 million, and goodwill of $3.8 million.

With the Great State merger, total assets increased by $131.7 million from December 31, 2017 to September 30, 2018. Net loans increased by $112.6 million, federal funds sold increased by $11.4 million, and interest-bearing deposits in banks increased by $741 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Total deposits increased by $112.9 million from December 31, 2017 to September 30, 2018 as a result of the merger. Noninterest bearing deposits increased by $21.1 million from December 31, 2017 to September 30, 2018, while interest bearing deposits increased by $91.8 million over the same time period. FHLB Advances increased by $1.0 million due to the merger with Great State.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $5.34 million at December 31, 2017 to $5.85 million at September 30, 2018. Foreclosed assets consist of one property totaling $15 thousand as of September 30, 2018. There were no loans past due more than ninety days and still accruing interest at September 30, 2018 and December 31, 2017.

Nonaccrual loans increased from $5.34 million at December 31, 2017 to $5.84 million at September 30, 2018. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

(dollars in thousands)	September 30, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$5,839	$5,335
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	5,839	5,335
Foreclosed assets	15	—

Total nonperforming assets	$5,854	$5,335

Nonperforming assets to total assets	0.86%	0.97%

Nonperforming loans to total loans	1.09%	1.26%

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

At September 30, 2018, the allowance for loan losses included $320 thousand specifically reserved for impaired loans in the amount of $7.8 million. Based on impairment analysis, loans totaling $3.1 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2017 totaled $12.3 million, of which $8.6 million required specific reserves of $394 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Summary of Loan Loss Experience

(dollars in thousands)	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Year ended December 31, 2017
Total loans outstanding at end of period	$537,457	$423,273	$424,871

Allowance for loan losses, beginning of period	$3,453	$3,420	$3,420

Charge offs:
Construction & development	(20)	—	(33)
Farmland	—	(34)	(34)
Residential	(117)	(89)	(89)
Commercial mortgage	(142)	(42)	(59)
Commercial & agricultural	—	(27)	(27)
Consumer & other	(139)	(51)	(76)

Total charge-offs	(418)	(243)	(318)

Recoveries:
Construction & development	—	56	56
Farmland	34	—	—
Residential	39	19	23
Commercial mortgage	48	—	—
Commercial & agricultural	6	31	33
Consumer & other	24	14	22

Total recoveries	151	120	134

Net charge-offs	(267)	(123)	(184)

Provision for allowance	258	233	217

Allowance for loan losses at end of period	$3,444	$3,530	$3,453

Ratios:
Allowance for loan losses to loans at end of period	0.64%	0.83%	0.81%

Net charge-offs to allowance for loan losses	7.75%	3.48%	5.33%

Net charge-offs to provisions for loan losses	103.49%	52.79%	84.79%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2018 totaled $6.6 million, or 1.24% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $74.4 million at September 30, 2018 compared to $57.2 million at December 31, 2017, an increase of $17.2 million. Of this increase, $15.5 million is due to the issuance of common stock in connection with the merger with Great State. The remaining increase was due to earnings of $3.7 million, less a net change in unrealized depreciation of investment securities classified as available for sale totaling $846 thousand, and the payment of dividends of $1.1 million. Book value increased from $11.39 per share at December 31, 2017 to $11.98 per share at September 30, 2018. Skyline remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.05%, 12.05%, 12.68%, and 9.78%, respectively, as of September 30, 2018.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $28.6 million at September 30, 2018. The Bank had no balances outstanding on these lines as of September 30, 2018 and December 31, 2017, respectively. In addition, the Bank has the ability to borrow up to approximately $135.9 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral. The Bank had $1.0 million in FHLB Advances outstanding at September 30, 2018 that matured and was paid in October 2018. The Bank had no debt outstanding classified as long-term at September 30, 2018 or December 31, 2017.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements, and the Bank is considered to be “well capitalized.”

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

On July 1, 2018, the Company acquired Great State. As permitted per SEC guidance for newly-acquired businesses, the Company intends to exclude the operations of Great State from the scope of its Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending December 31, 2018. The Company is in the process of implementing its internal control structure over the acquired Great State operations and expects that this will be completed in fiscal 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).

3.1	Amended and Restated Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 14, 2018	By:	/s/ J. Allan Funk
J. Allan Funk
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer