Form 10-K
period 2018-12-31
Parkway Acquisition Corp.
filed 2019-03-29
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,433,021

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,213,275 shares of Common Stock as of March 28, 2019

DOCUMENTS INCORPORATED BY REFERENCE

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

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina. The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”). The transaction closed and the merger became effective on July 1, 2018. Each share of Great State common stock was converted into the right to receive 1.21 shares of Parkway common stock. The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger. Parkway was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes. Pursuant to the Great State merger, the Company acquired $145.5 million of assets, including $95.1 million in loans and assumed $133.0 million in liabilities, including $130.6 million of deposits, on July 1, 2018. Such accounts include preliminary estimated fair value adjustments, which are subject to change.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty full-service banking offices and four loan production offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the Cardinal merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the Cardinal merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the Cardinal merger. All information contained herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the Great State merger, and all references to “Parkway” or the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the merger.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 87.51% of the interest earning assets of the Bank at December 31, 2018, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Directors’ Loan Committee has the authority to approve loans up to $2.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2018, the Bank had 43.94% of the loan portfolio in single and multi-family housing, 32.84% in non-farm, non-residential real estate loans, 6.21% in farm related real estate loans, and 6.23% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.99% of the portfolio at December 31, 2018. Consumer and other loans make up approximately 3.79% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 87.07% of the Bank’s total deposits at December 31, 2018. Certificates of deposit in denominations of $100,000 or more represented the remaining 12.93% of deposits at December 31, 2018.

Market Area

The Bank’s primary market area consists of:

•	all of Grayson County, Virginia

•	all of Floyd County, Virginia

•	all of Carroll County, Virginia

•	all of Wythe County, Virginia

•	all of Pulaski County, Virginia

•	all of Montgomery County, Virginia

•	portions of Roanoke County, Virginia

•	all of Alleghany County, North Carolina

•	all of Ashe County, North Carolina

•	all of Watauga County, North Carolina

•	all of Wilkes County, North Carolina

•	all of Yadkin County, North Carolina

•	the City of Galax, Virginia

•	the City of Salem, Virginia

•	the City of Roanoke, Virginia

Grayson, Carroll, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $31,002 in Grayson County, to a high of $38,623 in Yadkin County, based upon 2016 census data. Montgomery, Pulaski, Floyd, Wythe and Watauga counties, while largely rural, are more economically diverse. Montgomery County is home to two major universities, Virginia Tech and Radford University, Watauga County is home to Appalachia State University, while community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $39,443 in Watauga County, to a high of $49,712 in Montgomery County, according to the 2016 census data. The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $39,201 in Roanoke City, to a high of $60,380 in Roanoke County.

Competition

The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries, as well as marketplace lenders and other financial technology firms. Many of these competitors have substantially greater resources and lending limits and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

At December 31, 2018, the Company had 211 total employees representing 206 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

Internet Site

The Company maintains an internet website at www.skylinenationalbank.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (the “SEC”), through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

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

Parkway Acquisition Corp.

The Company is a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve. As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve Bank of Richmond and is required to file various reports and additional information with the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the “SCC”).

Skyline National Bank

The Bank is a federally chartered national bank. It is subject to federal regulation by the OCC and the FDIC.

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

The regulations of the OCC, the FDIC and the Federal Reserve govern most aspects of the Company’s and the Bank’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters. The OCC, the FDIC and the Federal Reserve have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and continues to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies. The Dodd-Frank Act has increased our operations and compliance costs in the short-term; however, the ultimate impact of the Dodd-Frank Act remains dependent on future regulatory rulemaking and interpretations. Certain provisions of the Dodd-Frank Act, as currently in effect, that have impacted or could impact the Company are set forth below:

•

Creation of a new agency, the Consumer Financial Protection Bureau (“CFPB”), that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

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

The Economic Growth Act

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.

Among other matters, the Economic Growth Act expands the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

In addition, the Economic Growth Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Economic Growth Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and implementing rules and regulations will have on community banks.

Deposit Insurance

The deposits of the Bank are insured by the DIF up to applicable limits and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC uses a risk-based system to calculate assessment rates and revised its methodology in April 2016 to calculate assessment rates for banks with under $10 billion in assets based upon certain financial measures of the bank and its supervisory ratings. Initial base assessment rates currently range from 3 to 30 basis points, subject to a decrease for certain unsecured debt. The reserve ratio reached 1.35% during the third quarter of 2018. Once the reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rates will range from 1 to 25 basis points.

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Pursuant to the HC Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following new minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement has been phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2018, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

As directed by the Economic Growth Act, on November 21, 2018, the federal banking regulators jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.

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

In addition, under the current supervisory practices of the Federal Reserve, the Company should inform and consult with its regulators reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure.

Permitted Activities

As a bank holding company, the Company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control

The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”) and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the Securities and Exchange Commission under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock currently is not registered under Section 12 of the Exchange Act.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. Management believes, as of December 31, 2018 and 2017, the Company met the requirements for being classified as “well capitalized.”

As discussed under “Capital Requirements” above, federal banking regulators have jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio,” in which case a bank that has chosen such proposed framework would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.

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

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2018, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future. As a result, it is difficult for the Company to predict the potential effects of possible changes in monetary policies upon its future operating results.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2018, the Company had $478.6 million of such loans outstanding, or 89.22% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

As of December 31, 2018, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which would reduce our earnings.

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. In addition, credit unions have been able to increasingly expand their membership definition and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, marketplace lenders and other financial technology firms, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The pace of technological change has increased in the “fintech” environment, in which industry-changing technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

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

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios that became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective on January 1, 2019, resulted in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement has been phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

While the recently passed Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

The full impact of changes to federal tax laws is uncertain and may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance.

The Tax Cuts and Jobs Act (the “Tax Act”), the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which has had and is expected to continue to have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. Further, the full impact of the Tax Act may differ from the foregoing and from our expectations, possibly materially, due to changes in interpretations or in assumptions that we have made or that we make in 2019, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act.

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

Further, as a result of the financial crisis and related global economic downturn that began in 2008, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law. Many of the provisions of the Dodd-Frank Act are subject both to further rulemaking and the discretion of applicable regulatory bodies. Although we cannot predict the full effect of the Dodd-Frank Act on our operations, it, as well as the future rules implementing its reforms, could impose significant additional costs on us, limit the products we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the values of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition, or results of operations. The ultimate impact of the final rules on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

Combining the Company and Great State Bank may be more difficult, costly or time-consuming than we expect.

The success of the merger with Great State Bank will depend, in part, on our ability to realize the anticipated benefits and estimated cost savings from combining the businesses of the Company and Great State Bank. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of the Company and Great State Bank. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

After the completion of the merger, we have integrated Great State Bank’s business into our own. The success of the merger will depend on a number of factors, including, but not limited to our ability to:

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

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers or other financial arrangements may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

Changes in accounting standards could impact reported earnings and capital.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see “Recent Accounting Pronouncements” in Note 1 of the consolidated financial statements. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Salem, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2811	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson St., Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main St., Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th St., Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office - 2145 Roanoke St., Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Salem Office - 1634 West Main St., Salem, VA	540-387-4533	Full service
West Jefferson – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville – 516 Hawthorne Drive, Yadkinville, NC	336-849-4194	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has two conference centers located at 558 East Main Street, Independence, Virginia, and 203 E. Oxford Street, Floyd, Virginia, which are used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases an administrative office in the town of Wilkesboro, North Carolina. The Bank operates four loan production offices in leased facilities in the town of Blacksburg, Virginia, and the cities of Hickory, Lenoir, and Shelby, North Carolina. The Bank purchased an existing vacant building in Salem, Virginia in July of 2018. The Bank anticipates opening this building as a full service branch banking facility in June of 2019.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 12, 2019, there were 6,213,275 shares of the Company’s common stock outstanding, held by 1,713 shareholders of record.

The Company’s common stock began quotation on the OTC Market on or about August 31, 2016, before which there was no trading market and no market price for the Company’s common stock. The Company was incorporated under Virginia law on November 2, 2015, solely to facilitate the merger between Cardinal and Grayson that was completed on July 1, 2016.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly (per share).

	High	Low	Dividends
2017
First quarter	9.60	8.60	0.08
Second quarter	10.50	9.55	0.00
Third quarter	11.25	10.30	0.08
Fourth quarter	12.75	11.21	0.00
2018
First quarter	12.99	12.10	0.10
Second quarter	13.15	12.60	0.00
Third quarter	13.30	13.00	0.10
Fourth quarter	13.20	10.90	0.00

Dividend Policy

The final determination of the timing, amount and payment of dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in “Item 1., Business – Government Supervision and Regulation – Dividends,” above.

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2018.

Item 6.	Selected Financial Data.

Financial Highlights1

	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$26,186	$22,274	$17,562	$12,703	$12,996
Interest expense	1,901	1,474	1,728	2,226	2,600

Net interest income	24,285	20,800	15,834	10,477	10,396
Provision for (reduction of) loan losses	325	217	(5)	(187)	294
Other income	4,637	4,228	4,570	2,511	2,961
Other expense	22,857	19,280	16,816	11,580	11,902
Income taxes	1,214	3,104	1,175	598	295

Net income	$4,526	$2,427	$2,418	$997	$866

Per Share Data
Net income	$.81	$.48	$.60	$.58	$.50
Cash dividends declared	.20	.16	.12	.10	—
Book value	12.17	11.39	11.05	17.83	17.43
Year-end Balance Sheet Summary
Loans, net	$532,970	$421,418	$408,548	$237,798	$218,805
Investment securities	45,428	50,675	62,540	56,050	69,037
Total assets	680,284	547,961	558,856	331,760	333,064
Deposits	601,868	488,441	499.387	279,876	282,136
Stockholders’ equity	75,622	57,182	55,466	30,656	29,698
Selected Ratios
Return on average assets	0.75%	0.44%	0.55%	0.30%	0.26%
Return on average equity	7.02%	4.28%	5.62%	3.22%	2.93%
Average equity to average assets	10.66%	10.32%	9.78%	9.33%	8.94%

[1]	In thousands of dollars, except per share data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina. The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”). The transaction closed and the merger became effective on July 1, 2018. Each share of Great State common stock was converted into the right to receive 1.21 shares of Parkway common stock. The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger. Parkway was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes. Pursuant to the Great State merger, the Company acquired $145.5 million of assets, including $95.1 million in loans and assumed $133.0 million in liabilities, including $130.6 million of deposits, on July 1, 2018. Such accounts include preliminary estimated fair value adjustments, which are subject to change.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty full-service banking offices and four loan production offices. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the Cardinal merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the Cardinal merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the Cardinal merger. All information contained herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the Great State merger, and all references to the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the merger.

Management’s Discussion and Analysis

Parkway had net earnings of $4.5 million for 2018 compared to $2.4 million for 2017. Earnings in 2018 and 2017 were impacted significantly by the acquisition of Great State, including merger-related expenses during 2018 and the inclusion of Great State’s financial results beginning July 1, 2018. Interest income and interest expense increased due to the acquired loans and deposits, in addition to increases in interest rates earned on loans and paid on deposits. Non-recurring merger related expenses totaled approximately $2.0 million in 2018 and $748 thousand in 2017. Earnings in 2017 were also significantly impacted by a nonrecurring charge to income tax expense to reflect the impact of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The new legislation reduced tax rates effective January 1, 2018, resulting in a re-measurement of the Company’s deferred tax assets and liabilities. The change in value of the Company’s deferred tax assets was recorded as an addition to 2017 income tax expense of $1.44 million.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	any required increase in our regulatory capital ratios;
•	inflation, interest rate levels and market and monetary fluctuations;
•	the difficult market conditions in our industry;
•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
•	applicable laws and regulations and legislative or regulatory changes;
•	the timely development and acceptance of new products and services of the Company;
•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•	the financial condition of the Company’s borrowers and lenders;
•	the Company’s success in gaining regulatory approvals, when required;
•	technological and management changes;
•	growth and acquisition strategies;
•	the Company’s critical accounting policies and the implementation of such policies;
•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;
•	combining the Company and Great State may be more difficult than we expect, and we may not be able to realize the anticipated benefits and estimated cost savings in the proposed merger;
•	disruptions to customer and employee relationships and business operations caused by the Great State merger or otherwise;
•	changes in consumer spending and saving habits;
•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and
•	the Company’s success at managing the risks involved in the foregoing.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2018 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

The allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these techniques is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2018			2017			2016
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Interest-bearing deposits	$9,365	$106	1.13%	$9,611	$48	0.50%	$9,977	$37	0.37%
Federal funds sold	10,584	228	2.15%	9,703	111	1.14%	9,316	46	0.49%
Investment securities	50,504	1,278	2.53%	59,210	1,393	2.35%	51,027	1,195	2.34%
Loans [1,2]	476,900	24,574	5.15%	417,723	20,722	4.96%	325,723	16,284	5.00%

Total	547,353	26,186		496,247	22,274		396,043	17,562

Yield on average interest-earning assets			4.78%			4.49%			4.43%

Non interest-earning assets:
Cash and due from banks	8,218			7,145			10,256
Premises and equipment	19,055			17,852			14,603
Interest receivable and other	35,400			33,449			22,279
Allowance for loan losses	(3,435)			(3,539)			(3,927)
Unrealized gain/(loss) on securities	(1,283)			(356)			364

Total	57,955			54,551			43,575

Total assets	$605,308			$550,798			$439,618

Interest-bearing liabilities:
Demand deposits	$115,409	194	0.17%	$59,485	52	0.09%	$42,848	44	0.10%
Savings deposits	117,479	347	0.30%	143,895	342	0.24%	107,546	247	0.23%
Time deposits	163,932	1,326	0.81%	159,733	1,079	0.68%	132,637	995	0.75%
Borrowings	1,757	34	1.94%	37	1	1.93%	11,412	442	3.87%

Total	398,577	1,901		363,150	1,474		294,443	1,728

Cost on average interest-bearing liabilities			0.48%			0.41%			0.59%

Non interest-bearing liabilities:
Demand deposits	139,409			128,356			100,425
Interest payable and other	2,826			2,351			1,729

Total	142,235			130,707			102,154

Total liabilities	540,812			493,857			396,597
Stockholder’s equity:	64,496			56,941			43,021

Total liabilities and stockholder’s equity	$605,308			$550,798			$439,618

Net interest income		$24,285			$20,800			$15,834

Net yield on interest-earning assets			4.44%			4.19%			3.99%

[1]	Includes nonaccural loans
[2]	Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2018 Compared to 2017			2017 Compared to 2016
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$58	$59	$(1)	$11	$12	$(1)
Federal funds sold	117	106	11	65	63	2
Investment securities	(115)	121	(236)	198	5	193
Loans	3,852	827	3,025	4,438	(131)	4,569

Total	3,912	1,113	2,799	4,712	(51)	4,763

Interest-bearing liabilities:
Demand deposits	142	70	72	8	(4)	12
Savings deposits	5	21	(16)	95	11	84
Time deposits	247	218	29	84	(100)	184
Borrowings	33	—	33	(441)	(1)	(440)

Total	427	309	118	(254)	(94)	(160)

Net interest income	$3,485	$804	$2,681	$4,966	$43	$4,923

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

For the year ended December 31, 2018, total interest income increased by $3.9 million compared to the year ended December 31, 2017. As noted above, the Great State merger was completed on July 1, 2018; therefore, the operating results for 2018 include six months of combined earnings along with six months of Parkway earnings prior to the merger. As a result, the increase in interest income on loans for the year ended December 31, 2018 was due to increased volume resulting from the merger, along with increase in rates on loans. The increases in interest income on federal funds sold and interest-bearing deposits in banks were due more to increases in overnight borrowing rates established by the Federal Reserve. Interest expense on deposits increased by $394 thousand due to the addition of interest-bearing deposits from the Great State merger, along with increases in the rates paid on deposits. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $327 thousand for the year ended December 31, 2018, compared to $228 thousand for the year ended December 31, 2017. Interest on borrowings increased by $33 thousand due to overnight borrowings which were accessed in the second and third quarters of 2018 along with FHLB Advances that were acquired as part of the Great State merger. The effects of changes in volumes and rates on net interest income in 2018 compared to 2017, and 2017 compared to 2016 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $3.5 million or 16.75% for 2018 as compared to 2017. The net yield on interest-earning assets increased by 25 basis points to 4.44% in 2018 compared to 4.19% in 2017.

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

The provision for loan losses was $325 thousand for the year ended December 31, 2018, compared to $217 thousand for the year ended December 31, 2017. Asset quality has remained relatively consistent over the past year; therefore, the increase in loan loss provisions from 2017 to 2018 was due primarily to overall growth in the loan portfolio. The reserve for loan losses at December 31, 2018 was approximately 0.65% of total loans, compared to 0.81% at December 31, 2017. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation. As of December 31, 2018, the remaining unaccreted discount on the acquired loan portfolios totaled $5.0 million. Management believes the provision and the resulting allowance for loan losses are adequate.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for overdrafts and fees charged for non-deposit services. Noninterest income increased by $409 thousand in 2018 compared to 2017. The increase was due to service-related income from the Company’s increased customer base following the merger with Great State as well as nonrecurring proceeds from life insurance contracts totaling $303 thousand in 2018. Securities gains decreased by $237 thousand for the year ended December 31, 2018 compared to the same period last year as increases in interest rates led to decreases in the market value of the Bank’s investment securities portfolio. Noninterest income decreased by $342 thousand in 2017 compared to 2016. The decrease was due to the nonrecurring bargain purchase gain of $891 thousand which was recognized in 2016 in connection with the Cardinal merger. Without this gain, noninterest income increased by $549 thousand in 2017, due primarily to increases in service charges and fees resulting from additional accounts acquired through the merger with Cardinal.

Table 3. Sources of Noninterest Income (dollars in thousands)

	2018	2017	2016
Service charges on deposit accounts	$1,538	$1,326	$1,256
Increase in cash value of life insurance	433	444	382
Life insurance income	303	—	—
Mortgage originations fees	396	293	167
Safe deposit box rental	93	94	78
Gain on securities	5	242	364
ATM income	1,324	967	750
Investment services income	126	84	133
Merchant services income	171	147	144
Bargain purchase gain	—	—	891
Interchange income	126	305	206
Other income	122	326	199

Total noninterest income	$4,637	$4,228	$4,570

Management’s Discussion and Analysis

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expenses increased by $3.6 million, or 18.55% for the year ended December 31, 2018, compared to the year ended December 31, 2017. As noted above, the overall increase in expenses for the comparative periods was due primarily to the Great State merger, as the 2018 expenses reflect six months of combined operations. Accordingly, salaries and employee benefits increased by $1.5 million due to the increase in the number of employees, and occupancy expenses increased by $177 thousand due to the addition of six banking facilities. Data processing expense increased by $176 thousand due to the increased accounts and transaction volume. Nonrecurring merger related expenses totaled $2.0 million in 2018, compared to $748 thousand in 2017. The increase in noninterest expense in 2017, compared to 2016, was also due primarily to the Cardinal merger.

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2018	2017	2016
Salaries & wages	$9,034	$8,230	$6,772
Employee benefits	2,768	2,053	1,858

Total personnel expense	11,802	10,283	8,630
Director fees	370	327	257
Occupancy expense	1,260	1,083	815
Data processing expense	1,353	1,177	888
Other equipment expense	988	1,117	1,170
FDIC/OCC assessments	390	426	350
Insurance	121	129	127
Professional fees	452	430	327
Advertising	569	612	208
Postage & freight	362	311	235
Supplies	212	277	159
Franchise tax	438	397	270
Telephone	415	370	279
Travel, dues & meetings	490	414	299
ATM expense	423	388	355
Foreclosure expenses	32	44	79
Core deposit intangible amortization	578	282	142
Merger related expenses	1,978	748	1,483
Other expense	624	465	743

Total noninterest expense	$22,857	$19,280	$16,816

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 79.03% in 2018, 77.03% in 2017, and 82.42% in 2016. The ratios for 2018 and 2017, without the effect of nonrecurring merger related costs, would have been 72.19% and 74.05%, respectively.

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

Income tax expense (substantially all Federal) was $1.2 million in 2018 and $3.1 million in 2017, resulting in effective tax rates of 21.1% and 56.1%, respectively. The decrease in 2018 along with the increase in 2017 was due to a one-time charge of $1.4 million to reflect impact of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The new legislation reduced tax rates effective January 1, 2018, resulting in a re-measurement of the Company’s deferred tax assets and liabilities.

Net deferred tax assets of $1.9 million, and $3.0 million existed at December 31, 2018 and 2017 respectively. At December 31, 2018, net deferred tax assets included $247 thousand of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $276 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 10.30% from 2017 to 2018 due primarily to the Great State merger. Total earning assets represented 90.43% of total average assets in 2018 and 90.09% in 2017. The mix of average earning assets changed from 2017 to 2018 as average loans increased by $59.2 million, or 14.17% and average investment securities decreased by $8.7 million, or 14.70%.

Table 5. Average Asset Mix (dollars in thousands)

	2018		2017
	Average Balance	%	Average Balance	%
Earning assets:
Loans	$476,900	78.79%	$417,723	75.84%
Investment securities	50,504	8.34%	59,210	10.75%
Federal funds sold	10,584	1.75%	9,703	1.76%
Deposits in other banks	9,365	1.55%	9,611	1.74%

Total earning assets	547,353	90.43%	496,247	90.09%

Non earning assets:
Cash and due from banks	8,218	1.36%	7,145	1.30%
Premises and equipment	19,055	3.14%	17,852	3.24%
Other assets	35,400	5.85%	33,449	6.07%
Allowance for loan losses	(3,435)	-0.57%	(3,539)	-0.64%
Unrealized gain (loss) on securities	(1,283)	-0.21%	(356)	-0.06%

Total nonearning assets	57,955	9.57%	54,551	9.91%

Total assets	$605,308	100.00%	$550,798	100.00%

Management’s Discussion and Analysis

Average loans for 2018 represented 78.79% of total average assets compared to 75.84% in 2017. Average federal funds sold decreased from 1.76% to 1.75% of total average assets while average investment securities decreased from 10.75% to 8.34% of total average assets over the same time period. The balances of nonearning assets to total average assets decreased from 9.91% to 9.57%.

Loans

Average loans totaled $476.9 million over the year ended December 31, 2018. This represents an increase of 14.17% from the average of $417.7 million for 2017. The increase was due primarily to loans acquired from the Great State merger. Average loans increased by 28.24% from 2016 to 2017.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 95.35% of the total loan portfolio at December 31, 2018. This is down slightly from the 95.67% that the two categories maintained at December 31, 2017. The amount of loans outstanding by type at December 31 of each of the past five years and the maturity distribution for variable and fixed rate loans as of December 31, 2018 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	%	Amount	%	Amount	%
Construction and development	$33,449	6.23%	$25,475	6.00%	$26,464	6.42%
Residential, 1-4 families	199,662	37.22%	170,080	40.03%	160,502	38.96%
Residential, 5 or more families	36,027	6.72%	29,040	6.84%	26,686	6.48%
Farm land	33,291	6.21%	33,353	7.85%	33,531	8.14%
Nonfarm, nonresidential	176,192	32.84%	125,661	29.57%	128,515	31.20%

Total real estate	478,621	89.22%	383,609	90.29%	375,698	91.20%

Agricultural	4,600	0.86%	2,792	0.66%	2,779	0.67%
Commercial	32,891	6.13%	22,880	5.38%	23,307	5.66%
Consumer	7,396	1.38%	5,868	1.38%	5,491	1.33%
Other	12,957	2.41%	9,722	2.29%	4,693	1.14%

Total	$536,465	100.00%	$424,871	100.00%	$411,968	100.00%

			December 31, 2015		December 31, 2014
			Amount	%	Amount	%
Construction and development			$14,493	6.01%	$17,158	7.70%
Residential, 1-4 families			112,781	46.76%	110,519	49.56%
Residential, 5 or more families			12,203	5.06%	8,606	3.86%
Farm land			31,512	13.06%	28,570	12.81%
Nonfarm, nonresidential			52,463	21.75%	43,046	19.30%

Total real estate			223,452	92.64%	207,899	93.23%

Agricultural			1,383	0.57%	1,338	0.60%
Commercial			11,399	4.73%	8,954	4.02%
Consumer			3,962	1.64%	3,816	1.71%
Other			1,020	0.42%	984	0.44%

Total			$241,216	100.00%	$222,991	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2018 (dollars in thousands)

	Real	Agricultural	Consumer	Total
	Estate	& Commercial	& Other	Amount	%
Fixed rate loans:
Three months or less	$4,375	$1,554	$4,273	$10,202	1.90%
Over three to twelve months	12,579	4,014	1,738	18,331	3.42%
Over one to five years	116,157	15,115	5,854	137,126	25.56%
Over five years	38,510	2,501	6,427	47,438	8.84%

Total fixed rate loans	$171,621	$23,184	$18,292	$213,097	39.72%

Variable rate loans:
Three months or less	$6,486	$2,057	$151	$8,694	1.62%
Over three to twelve months	8,403	6,004	71	14,478	2.70%
Over one to five years	7,397	1,902	88	9,387	1.75%
Over five years	284,714	4,344	1,751	290,809	54.21%

Total variable rate loans	$307,000	$14,307	$1,751	$290,809	60.28%

Total loans:
Three months or less	$10,861	$3,611	$4,424	$18,896	3.52%
Over three to twelve months	20,982	10,018	1,809	32,809	6.12%
Over one to five years	123,554	17,017	5,942	146,513	27.31%
Over five years	323,224	6,845	8,178	338,247	63.05%

Total loans	$478,621	$37,491	$20,353	$536,465	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 5.15% in 2018 compared to an average yield of 4.96% in 2017. The increase in loan yields was due primarily to the Great State merger, along with repricing of loans at higher rates.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2018 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date. Yields on tax exempt obligations are not computed on a tax-equivalent basis in Table 8.

The total amortized cost of investment securities decreased by approximately $4.7 million from December 31, 2017 to December 31, 2018, while the average balance of investment securities carried throughout the year decreased by approximately $8.7 million from 2017 to 2018. The decrease in total amortized cost came as cash generated from liquidating investment securities was used to fund loan growth. The average yield of the investment portfolio increased to 2.53% for the year ended December 31, 2018 compared to 2.35% for 2017.

Management’s Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2018
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/18	Market Value 12/31/18	Book Value 12/31/17	Book Value 12/31/16
Investment securities:
U.S. Government agencies	$—	$244	$—	$—	$244	$245	$—	$—
Govt. sponsored enterprises	—	—	—	—	—	—	—	2,046
Mortgage-backed securities	451	5,427	11,672	8,077	25,627	24,763	28,780	36,021
Corporate securities	—	1,470	1,500	—	2,970	2,789	3,016	3,061
State and municipal securities	252	7,889	2,399	7,224	17,764	17,631	19,542	22,282

Total	$703	$15,030	$15,571	$15,301	$46,605	$45,428	$51,338	$63,410

Weighted average yields:
U.S. Government agencies	0.00%	2.89%	0.00%	0.00%	2.89%
Mortgage-backed securities	2.81%	2.21%	2.15%	2.34%	2.23%
Corporate securities	0.00%	3.00%	3.20%	0.00%	3.10%
State and municipal securities	2.79%	2.94%	2.94%	2.94%	2.83%

Total	2.81%	2.55%	2.37%	2.62%	2.52%

Deposits

The Company relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposit in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. We believe that recent market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Company’s management must continuously monitor market pricing, competitor’s rates, and the internal interest rate spreads to maintain the Company’s growth and profitability. The Company attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Company.

Average total deposits for the year ended December 31, 2018 amounted to $536.2 million, which was an increase of $44.8 million, or 9.11% from 2017. The increase was due primarily to deposits acquired in the Great State merger. Average core deposits totaled $473.6 million in 2018 representing a 7.98% increase over the $438.6 million in 2017. The percentage of the Company’s average deposits that are interest-bearing has remained consistent in recent years at 73.8% in 2016, 73.9% in 2017, and 74.0% in 2018. Average demand deposits, which earn no interest, increased 8.61% from $128.4 million in 2017 to $139.4 million in 2018. Average deposits for the periods ended December 31, 2018, 2017, and 2016 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2018			December 31, 2017
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$66,984	12.5%	0.10%	$59,485	12.1%	0.09%
Money market	48,425	9.0%	0.26%	42,711	8.7%	0.21%
Savings	117,479	21.9%	0.30%	101,184	20.6%	0.25%
Individual retirement accounts	45,598	8.5%	0.99%	47,045	9.6%	0.91%
Small denomination certificates	55,700	10.4%	0.57%	59,820	12.2%	0.41%
Large denomination certificates	62,634	11.7%	0.89%	52,868	10.7%	0.76%

Total interest-bearing deposits	396,820	74.0%	0.47%	363,113	73.9%	0.41%
Noninterest-bearing deposits	139,409	26.0%	0.00%	128,356	26.1%	0.00%

Total deposits	$536,229	100.0%	0.35%	$491,469	100.0%	0.30%

				December 31, 2016
				Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts				$42,848	11.2%	0.10%
Money market				30,482	7.9%	0.21%
Savings				77,064	20.1%	0.24%
Individual retirement accounts				41,770	10.9%	1.06%
Small denomination certificates				49,942	13.0%	0.52%
Large denomination certificates				40,925	10.7%	0.71%

Total interest-bearing deposits				283,031	73.8%	0.45%
Noninterest-bearing deposits				100,425	26.2%	0.00%

Total deposits				$383,456	100.0%	0.33%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $9.8 million, or 18.47%, for the year ended December 31, 2018 due to the Great State merger. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan growth in 2018 was primarily funded through reductions in interest bearing deposits in banks and investment securities, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2018.

Table 10. Large Denomination Certificate of Deposit Maturities (dollars in thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2018:
Remaining maturity of three months or less	$12,260
Remaining maturity over three months through six months	7,322
Remaining maturity over six months through twelve months	19,206
Remaining maturity over twelve months	39,022

Total certificates of deposit of $100,000 or more	$77,810

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $75.6 million at December 31, 2018 compared to $57.2 million at December 31, 2017. $15.5 million of the increase is due to the issuance of common stock in connection with the merger with Great State. The remaining increase was due to earnings of $4.5 million, less a net change in accumulated other comprehensive losses totaling $457 thousand, and the payment of dividends of $1.1 million. Book value increased from $11.39 per share at December 31, 2017 to $12.17 per share at December 31, 2018. Tangible book value increased from $10.98 per share at December 31, 2017 to $11.03 per share at December 31, 2018.

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets. As fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2018	2017
Tier 1 Capital	$67,899	$53,483
Unrealized gains on AFS preferred stock	—	—
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,525	3,479

Total regulatory capital	$71,424	$56,962

Total risk-weighted assets	$549,292	$433,604

Tier 1 capital as a percentage of risk-weighted assets	12.4%	12.3%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	12.4%	12.3%
Total regulatory capital as a percentage of risk-weighted assets	13.0%	13.1%
Leverage ratio*	10.1%	9.8%

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

Nonperforming assets at December 31, 2018, 2017, 2016, 2015, and 2014 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	2018	2017	2016	2015	2014
Nonperforming loans:
Nonaccrual loans	$5,579	$5,335	$4,664	$1,589	$4,608
Restructured loans	6,961	7,743	9,239	10,008	10,525
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	12,540	13,078	13,903	11,597	15,133
Foreclosed assets	753	—	70	408	657

Total nonperforming assets	$13,293	$13,078	$13,973	$12,005	$15,790

Total nonperforming loans as a percentage to total loans	2.3%	3.1%	3.4%	4.8%	6.8%

Total nonperforming assets as a percentage to total assets	2.0%	2.4%	2.5%	3.6%	4.7%

Total nonperforming loans were 2.3% and 3.1% of total outstanding loans as of December 31, 2018 and 2017, respectively. The majority of the increase in nonaccrual loans from 2017 to 2018 came in the “commercial mortgage” category. Nonaccrual loans in this category increased by $546 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2018 and 2017, interest income recognized on loans in nonaccrual status was approximately $58 thousand and $181 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $277 thousand and $337 thousand, respectively for the years ended December 31, 2018 and 2017.

Restructured loans represent troubled debt restructurings (TDRs) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2017 to 2018 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

The increase in foreclosed assets from 2017 to 2018 resulted from the transfer of a nonfarm, nonresidential property during the year. Sales and market adjustments of foreclosed assets in 2018 resulted in a net loss of $10 thousand. More information on nonperforming assets can be found in Note 6 of the “Notes to Consolidated Financial Statements” found in the company’s 2018 Annual Report.

Management’s Discussion and Analysis

As of December 31, 2018 and 2017 we had loans with a current principal balance of $56.0 million and $38.2 million rated “Watch” or “Special Mention”. The increase was due primarily to the acquisition of loans in the Great state merger, along with loan risk rating reclassifications. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”.    Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2018 loans past due 30-89 days and still accruing totaled $863 thousand compared to $421 thousand at December 31, 2017.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2018 totaled $6.2 million, or 1.2% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses at December 31, 2018 was approximately 0.65% of total loans, compared to 0.81% at December 31, 2017. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation. As of December 31, 2018, the remaining unaccreted discount on the acquired loan portfolios totaled $5.0 million. Management believes the provision and the resulting allowance for loan losses are adequate.

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

Table 13. Analysis of the Allowance for Loan Losses (dollars in thousands)

	2018	2017	2016	2015	2014
Allowance for loan losses, beginning	$3,453	$3,420	$3,418	$4,185	$4,591
Provision for (reduction of) loan losses, added	325	217	(5)	(187)	294
Charge-offs:
Commercial and agricultural	(23)	(27)	(19)	(1)	(78)
Real estate – construction	(20)	(33)	(20)	(186)	(268)
Real estate – mortgage	(259)	(182)	(105)	(469)	(599)
Consumer and other	(175)	(76)	(70)	(30)	(4)
Recoveries:
Commercial and agricultural	9	33	8	10	15
Real estate – construction	—	56	98	16	17
Real estate – mortgage	147	23	81	23	185
Consumer and other	38	22	34	57	32

Net (charge-offs) recoveries	(283)	(184)	7	(580)	(700)

Allowance for loan losses, ending	$3,495	$3,453	$3,420	$3,418	$4,185

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.04%	0.00%	0.26%	0.32%

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2018		December 31, 2017		December 31, 2016
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural	$281	6.99%	$282	6.04%	$210	6.33%
Real estate – construction	246	6.23%	239	6.00%	319	6.42%
Real estate – mortgage	2,874	82.99%	2,852	84.29%	2,783	84.78%
Consumer and other	94	3.79%	80	3.67%	108	2.47%

Total	$3,495	100.00%	$3,453	100.00%	$3,420	100.00%

			December 31, 2015		December 31, 2014
Balance at the end of the period applicable to:			Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural			$136	5.30%	$154	4.62%
Real estate – construction			344	6.01%	591	7.70%
Real estate – mortgage			2,900	86.63%	3,388	85.53%
Consumer and other			38	2.06%	52	2.15%

Total			$3,418	100.00%	$4,185	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2018 and 2017 is as follows:

	2018	2017
Commitments to extend credit	$76,977	$56,912
Standby letters of credit	1,227	1,106

	$78,204	$58,018

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 11.6% at December 31, 2018 compared to 12.4% at December 31, 2017. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2018. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2018, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2018 Maturities/Repricing
	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$12,159	$—	$—	$—	$12,159
Federal funds sold	18,990	—	—	—	18,990
Investments	1,447	701	14,767	28,513	45,428
Loans	93,506	48,009	315,668	79,282	536,465

Total	$126,102	$48,710	$330,435	$107,795	$613,042

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$77,861	$—	$—	$—	$77,861
Money market	54,584	—	—	—	54,584
Savings	129,114	—	—	—	129,114
Time deposits	22,904	51,459	104,966	814	180,143
Borrowings	—	—	—	—	—

Total	$284,463	$51,459	$104,966	$814	$441,702

Interest sensitivity gap	$(158,361)	$(2,749)	$225,469	$106,981	$171,340
Cumulative interest sensitivity gap	$(158,361)	$(161,110)	$64,359	$171,340	$171,340
Ratio of sensitivity gap to total earning assets	-25.8%	-0.4%	36.8%	17.5%	27.9%
Cumulative ratio of sensitivity gap to total earning assets	-25.8%	-26.3%	10.5%	27.9%	27.9%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2018.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity
Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income:

Net interest income	$23,857	$24,473	$25,814	$27,001	$26,972	$26,977	$26,923
Change	$(3,144)	$(2,528)	$(1,187)	$—	$(29)	$(24)	$(78)
Change percentage	-11.64%	-9.36%	-4.40%		-0.11%	-0.09%	-0.29%

Market Value of Equity	$97,463	$106,535	$119,116	$128,790	$130,531	$129,122	$126,403

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

Table 17. Key Financial Ratios

	2018	2017	2016
Return on average assets	0.75%	0.44%	0.55%
Return on average equity	7.02%	4.28%	5.62%
Dividend payout ratio	24.81%	33.09%	19.56%
Average equity to average assets	10.66%	10.32%	9.78%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Parkway Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina

March 29, 2019

Elliott Davis PLLC | www.elliottdavis.com

Consolidated Balance Sheets

December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Assets

Cash and due from banks	$8,858	$6,367
Interest-bearing deposits with banks	12,159	8,739
Federal funds sold	18,990	7,769
Investment securities available for sale	45,428	50,675
Restricted equity securities	2,053	1,388
Loans, net of allowance for loan losses of $3,495 at December 31, 2018 and $3,453 at December 31, 2017	532,970	421,418
Cash value of life insurance	17,413	17,348
Foreclosed assets	753	—
Properties and equipment, net	20,685	17,646
Accrued interest receivable	2,084	1,737
Core deposit intangible	3,892	2,045
Goodwill	3,198	—
Deferred tax assets, net	1,853	2,965
Other assets	9,948	9,864

	$680,284	$547,961

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$160,166	$130,847
Interest-bearing	441,702	357,594

Total deposits	601,868	488,441
Accrued interest payable	89	46
Other liabilities	2,705	2,292

	604,662	490,779

Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 6,213,275 and 5,021,376 issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Surplus	41,660	26,166
Retained earnings	35,929	32,526
Accumulated other comprehensive income (loss)	(1,967)	(1,510)

	75,622	57,182

	$680,284	$547,961

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2018 and 2017

(dollars in thousands except share amounts)	2018	2017
Interest income
Loans and fees on loans	$24,574	$20,722
Interest-bearing deposits with banks	106	48
Federal funds sold	228	111
Interest on taxable securities	1,181	1,302
Dividends	97	91

	26,186	22,274

Interest expense
Deposits	1,867	1,473
Interest on borrowings	34	1

	1,901	1,474

Net interest income	24,285	20,800
Provision for loan losses	325	217

Net interest income after provision for loan losses	23,960	20,583

Noninterest income
Service charges on deposit accounts	1,538	1,326
Other service charges and fees	1,840	1,597
Net realized gains on securities	5	242
Mortgage origination fees	396	293
Increase in cash value of life insurance	433	444
Life insurance income	303	—
Other income	122	326

	4,637	4,228

Noninterest expenses
Salaries and employee benefits	11,802	10,283
Occupancy and equipment	2,671	2,588
Foreclosed asset expense, net	32	44
Data processing expense	1,353	1,177
FDIC Assessments	231	272
Advertising	569	612
Bank franchise tax	438	397
Director fees	370	327
Professional fees	452	430
Telephone expense	415	370
Core deposit intangible amortization	578	282
Merger related expenses	1,978	748
Other expense	1,968	1,750

	22,857	19,280

Income before income taxes	5,740	5,531
Income tax expense related to ordinary operations	1,214	1,669
Income tax expense related to change in tax rate	—	1,435

Total income tax expense	1,214	3,104
Net income	$4,526	$2,427

Basic earnings per share	$0.81	$0.48

Weighted average shares outstanding	5,622,224	5,021,376

Dividends declared per share	$0.20	$0.16

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Net Income	$4,526	$2,427

Other comprehensive income (loss)

Net change in pension reserve:
Change in pension reserve during the year	(64)	(67)
Tax related to change in pension reserve	13	23

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the year	(509)	449
Tax related to unrealized (gains) losses	107	(153)
Reclassification of net realized gains during the year	(5)	(242)
Tax related to realized gains	1	82

Total other comprehensive income (loss)	(457)	92

Total comprehensive income	$4,069	$2,519

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2018 and 2017

(dollars in thousands except share amounts)
	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2016	5,021,376	$—	$26,166	$30,654	$(1,354)	$55,466

Net income	—	—	—	2,427	—	2,427
Other comprehensive loss	—	—	—	—	92	92
Reclassification of accumulated other comprehensive loss due to tax rate change	—	—	—	248	(248)	—
Dividends paid ($0.16 per share)	—	—	—	(803)	—	(803)

Balance, December 31, 2017	5,021,376	$—	$26,166	$32,526	$(1,510)	$57,182

Net income	—	—	—	4,526	—	4,526
Other comprehensive income	—	—	—	—	(457)	(457)
Issuance of common stock in connection with acquisition of Great State Bank	1,191,899	—	15,495	—	—	15,495
Redemption of fractional shares Issued in acquisition of Great State Bank	—	—	(1)	—	—	(1)
Dividends paid ($0.20 per share)	—	—	—	(1,123)	—	(1,123)

Balance, December 31, 2018	6,213,275	$—	$41,660	$35,929	$(1,967)	$75,622

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$4,526	$2,427
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,187	1,315
Amortization of core deposit intangible	578	282
Accretion of loan discount and deposit premium, net	(1,539)	(1,245)
Provision for loan loss	325	217
Deferred income taxes	1,589	2,891
Net realized gains on securities	(5)	(242)
Accretion of discount on securities, net of amortization of premiums	521	671
Deferred compensation	19	(50)
Net realized loss on foreclosed assets	10	23
Life insurance income	(303)	—
Changes in assets and liabilities:
Cash value of life insurance	(434)	(444)
Accrued interest receivable	(13)	(5)
Other assets	(210)	(4,127)
Accrued interest payable	3	(11)
Other liabilities	25	(1,604)

Net cash provided by operating activities	6,279	98

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	(1,914)
Sales	18,366	8,664
Maturities/calls/paydowns	5,252	4,893
Purchase of restricted equity securities	(142)	(239)
Net increase in loans	(16,785)	(12,070)
Proceeds from life insurance contracts	672	—
Proceeds from the sale of foreclosed assets	480	47
Purchases of property and equipment, net of sales	(2,830)	(991)
Cash received in business combination	25,761	—

Net cash provided by (used in) investing activities	30,774	(1,610)

Cash flows from financing activities
Net decrease in deposits	(16,797)	(10,718)
Repayment of borrowings	(2,000)	—
Cash paid for fractional shares	(1)	—
Dividends paid	(1,123)	(803)

Net cash used in financing activities	(19,921)	(11,521)

Net increase (decrease) in cash and cash equivalents	17,132	(13,033)

Cash and cash equivalents, beginning	22,875	35,908

Cash and cash equivalents, ending	$40,007	$22,875

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows, continued

Years ended December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Supplemental disclosure of cash flow information
Interest paid	$1,858	$1,485

Taxes paid	$135	$70

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(406)	$136

Effect on equity of change in unfunded pension liability	$(51)	$(44)

Transfers of loans to foreclosed properties	$1,163	$—

Business combinations
Assets acquired	$145,455	$—
Liabilities assumed	132,960	—

Net assets	$12,495	$—

Goodwill recorded	$3,198	$—

Stock issued to acquire Great State Bank	$15,495	$—

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

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina. The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”). The transaction closed and the merger became effective on July 1, 2018. Each share of Great State common stock was converted into the right to receive 1.21 shares of Parkway common stock. The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger. Parkway was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes. Pursuant to the Great State merger, the Company acquired $145.5 million of assets, including $95.1 million in loans and assumed $133.0 million in liabilities, including $130.6 million of deposits, on July 1, 2018. Such accounts include preliminary estimated fair value adjustments, which are subject to change.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty full-service banking offices and four loan production offices. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

Purchased Credit-Impaired (PCI) Loans – Loans purchased with evidence of credit deterioration since origination, and for which it is probable that all contractually required payments will not be collected, are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. PCI loans are initially measured at fair value, which reflects estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the nonaccretable difference with a positive impact on future interest income.

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

Other intangible assets consist of core deposit intangibles that represent the value of long-term deposit relationships acquired in a business combination. Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally twenty years on an accelerated basis). For the core deposit intangible as a result of the Great State merger, we used an estimated useful life of seven years.

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

Income Taxes, continued

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2016	$(574)	$(780)	$(1,354)
Other comprehensive income (loss) before reclassifications	296	(44)	252
Amounts reclassified from accumulated other comprehensive loss	(160)	—	(160)
Amounts reclassified to retained earnings from other comprehensive loss due to tax rate change	(85)	(163)	(248)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)

Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive income (loss) before reclassifications	(402)	(51)	(453)
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. At December 31, 2018 future minimum lease payments were approximately $334 thousand. Based on our evaluation the adoption of the guidance will be immaterial to our financial position, results of operations, and cash flows. There will not be a material change to the timing of expense recognition.

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

In October 2018, the FASB amended the Derivatives and Hedging Topic of the Accounting Standards Codification to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB amended the Collaborative Arrangements Topic of the Accounting Standards Codification to clarify the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2018, the FASB issued guidance that providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

(dollars in thousands)	As Reported by Great State	Fair Value Adjustments		As Reported by Parkway
Assets
Cash and cash equivalents	$25,761	$—	—	$25,761
Investment securities	19,630	(229)	(a)	19,401
Restricted equity securities	523	—	—	523
Loans	97,549	(2,441)	(b)	95,108
Allowance for loan losses	(1,436)	1,436	(c)	—
Property and equipment	1,207	189	(d)	1,396
Intangible assets	—	2,425	(e)	2,425
Accrued interest receivable	334	—	—	334
Other assets	599	(92)	(f)	507

Total assets acquired	$144,167	$1,288		$145,455

Liabilities
Deposits	$129,611	$940	(g)	$130,551
Borrowings	2,000	—	—	2,000
Accrued interest payable	40	—	—	40
Other liabilities	352	17	(h)	369

Total liabilities acquired	$132,003	$957		$132,960

Net assets acquired				12,495
Elimination of Company’s existing investment in Great State				198
Stock consideration				15,495

Goodwill				$3,198

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Great State’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 21%).

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party valuation report on deposits assumed.

(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

Notes to Consolidated Financial Statements

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

In determining the fair values of acquired loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is then accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required allowance for loan losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of allowance for loan and lease losses.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2017. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $2.0 million and $748 thousand are included in the Company’s consolidated statements of income for the years ended December 31, 2018 and 2017 and are not included in the pro forma statements below.

	Year Ended
	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net interest income	$23,956	$21,279
Net income (a)	$4,266	$2,743
Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.69	$0.44

(a)

Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.

(b)	Weighted average shares outstanding includes the full effect of the common stock issued in connection with the Great State acquisition as of the earliest reporting date.

It is impractical to disclose the net interest income, non-interest income, and net income of Great State from the acquisition date of July 1, 2018 through December 31, 2018 due to the system conversion that occurred on September 7, 2018, which resulted in the combining of the operations of Great State into Parkway.

Notes to Consolidated Financial Statements

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $6.3 million and $3.6 million for the periods including December 31, 2018 and 2017, respectively.

Note 4. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2018
Available for sale:
U.S. Government Agencies	$244	$1	$—	$245
Mortgage-backed securities	25,627	1	(865)	24,763
Corporate securities	2,970	—	(181)	2,789
State and municipal securities	17,764	31	(164)	17,631

	$46,605	$33	$(1,210)	$45,428

2017
Available for sale:
Mortgage-backed securities	$28,780	$—	$(626)	$28,154
Corporate securities	3,016	—	(80)	2,936
State and municipal securities	19,542	155	(112)	19,585

	$51,338	$155	$(818)	$50,675

Restricted equity securities were $2.1 million and $1.4 million at December 31, 2018 and 2017, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2018
Available for sale:
Mortgage-backed securities	$450	$(1)	$24,227	$(864)	$24,677	$(865)
Corporate securities	—	—	2,789	(181)	2,789	(181)
State and municipal securities	5,518	(19)	6,834	(145)	12,352	(164)

Total securities available for sale	$5,968	$(20)	$33,850	$(1,190)	$39,818	$(1,210)

2017
Available for sale:
Mortgage-backed securities	$15,791	$(324)	$12,361	$(302)	$28,152	$(626)
Corporate securities	1,506	(10)	1,430	(70)	2,936	(80)
State and municipal securities	5,284	(44)	2,758	(68)	8,042	(112)

Total securities available for sale	$22,581	$(378)	$16,549	$(440)	$39,130	$(818)

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

At December 31, 2018, 46 debt securities with unrealized losses had depreciated 2.95 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2018. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $18.4 and $8.7 million for the years ended December 31, 2018 and 2017, respectively. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2018	2017
Realized gains	$9	$257
Realized losses	(4)	(15)

	$5	$242

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

The scheduled maturities of securities available for sale at December 31, 2018, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$703	$701
Due after one year through five years	15,030	14,766
Due after five years through ten years	15,571	14,943
Due after ten years	15,301	15,018

	$46,605	$45,428

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $13.9 million and $11.2 million at December 31, 2018 and 2017 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 5. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	2018	2017
Construction & development	$33,449	$25,475
Farmland	33,291	33,353
Residential	235,689	199,120
Commercial mortgage	176,192	125,661
Commercial & agricultural	37,491	25,672
Consumer & other	20,353	15,590

Total loans	536,465	424,871
Allowance for loan losses	(3,495)	(3,453)

Loans, net of allowance for loan losses	$532,970	$421,418

The major components of loans, net of fair value adjustments, acquired from Great State Bank as of July 1, 2018, the acquisition date, are as follows:

(dollars in thousands)
Construction & development	$7,496
Farmland	720
Residential	26,006
Commercial mortgage	47,953
Commercial & agricultural	11,793
Consumer & other	1,140

Total loans acquired	$95,108

As of December 31, 2018 and 2017, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

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

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2018 and December 31, 2017:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2018
Allowance for loan losses:
Beginning Balance	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(20)	—	(117)	(142)	(23)	(175)	(477)
Recoveries	—	34	44	69	9	38	194
Provision	27	(7)	5	136	13	151	325

Ending Balance	$246	$385	$1,807	$682	$281	$94	$3,495

Ending balance: individually evaluated for impairment	$—	$29	$12	$—	$—	$—	$41

Ending balance: collectively evaluated for impairment	$246	$356	$1,795	$682	$281	$94	$3,454

Loans outstanding:
Ending Balance	$33,449	$33,291	$235,689	$176,192	$37,491	$20,353	$536,465

Ending balance: individually evaluated for impairment	$—	$4,552	$1,018	$—	$—	$—	$5,570

Ending balance: collectively evaluated for impairment	$33,449	$28,739	$234,671	$176,192	$37,491	$20,353	$530,895

December 31, 2017
Allowance for loan losses:
Beginning Balance	$319	$342	$1,841	$600	$210	$108	$3,420
Charge-offs	(33)	(34)	(89)	(59)	(27)	(76)	(318)
Recoveries	56	—	23	—	33	22	134
Provision	(103)	50	100	78	66	26	217

Ending Balance	$239	$358	$1,875	$619	$282	$80	$3,453

Ending balance: individually evaluated for impairment	$—	$49	$42	$—	$—	$—	$91

Ending balance: collectively evaluated for impairment	$239	$309	$1,833	$619	$282	$80	$3,362

Loans outstanding:
Ending Balance	$25,475	$33,353	$199,120	$125,661	$25,672	$15,590	$424,871

Ending balance: individually evaluated for impairment	$—	$5,069	$1,556	$—	$—	$—	$6,625

Ending balance: collectively evaluated for impairment	$25,475	$28,284	$197,564	$125,661	$25,672	$15,590	$418,246

As of December 31, 2018 and December 31, 2017, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2018 and December 31, 2017, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2018
Real Estate Secured:
Construction & development	$31,237	$2,044	$147	$21	$33,449
Farmland	23,250	4,933	750	4,358	33,291
Residential	213,670	18,794	299	2,926	235,689
Commercial mortgage	148,179	23,468	1,212	3,333	176,192
Non-Real Estate Secured:
Commercial & agricultural	33,537	2,908	70	976	37,491
Consumer & other	18,975	1,364	—	14	20,353

Total	$468,848	$53,511	$2,478	$11,628	$536,465

December 31, 2017
Real Estate Secured:
Construction & development	$24,612	$652	$—	$211	$25,475
Farmland	23,935	4,895	74	4,449	33,353
Residential	183,543	12,464	200	2,913	199,120
Commercial mortgage	106,102	15,291	1,611	2,657	125,661
Non-Real Estate Secured:
Commercial & agricultural	22,446	2,057	649	520	25,672
Consumer & other	15,262	328	—	—	15,590

Total	$375,900	$35,687	$2,534	$10,750	$424,871

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2018 and December 31, 2017:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
December 31, 2018
Real Estate Secured:
Construction & development	$29	$—	$—	$29	$33,420	$33,449	$—	$—
Farmland	71	100	989	1,160	32,131	33,291	—	3,914
Residential	762	145	241	1,148	234,541	235,689	—	653
Commercial mortgage	—	—	604	604	175,588	176,192	—	740
Non-Real Estate Secured:
Commercial & agricultural	7	—	264	271	37,220	37,491	—	264
Consumer & other	12	18	8	38	20,315	20,353	—	8

Total	$881	$263	$2,106	$3,250	$533,215	$536,465	$—	$5,579

December 31, 2017
Real Estate Secured:
Construction & development	$—	$—	$227	$227	$25,248	$25,475	$—	$226
Farmland	188	—	308	496	32,857	33,353	—	3,610
Residential	395	334	710	1,439	197,681	199,120	—	1,211
Commercial mortgage	—	—	194	194	125,467	125,661	—	194
Non-Real Estate Secured:
Commercial & agricultural	70	—	23	93	25,579	25,672	—	94
Consumer & other	2	24	—	26	15,564	15,590	—	—

Total	$655	$358	$1,462	$2,475	$422,396	$424,871	$—	$5,335

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2018 and December 31, 2017, respectively, the recorded investment in impaired loans totaled $10.3 million and $12.3 million. The total amount of collateral-dependent impaired loans at December 31, 2018 and December 31, 2017, respectively, was $2.8 million and $3.7 million. As of December 31, 2018 and December 31, 2017, respectively, $3.4 million and $3.7 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $7.3 million and $8.6 million in troubled debt restructured loans included in impaired loans at December 31, 2018 and December 31, 2017, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2018 and December 31, 2017, respectively, $4.7 million and $5.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $259 thousand and $303 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2018 and December 31, 2017:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—
Farmland	3,284	3,284	—	3,523	23
Residential	85	85	—	448	13
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	24	—	—	—
Consumer & other	—	—	—	—	—

Subtotal	3,369	3,393	—	3,971	36

With an allowance recorded:
Construction & development	69	69	4	306	11
Farmland	1,539	1,539	38	1,568	86
Residential	5,005	5,162	241	5,348	266
Commercial mortgage	275	358	15	522	27
Commercial & agricultural	37	37	2	47	3
Consumer & other	4	4	—	4	—

Subtotal	6,929	7,169	300	7,795	393

Totals:
Construction & development	69	69	4	306	11
Farmland	4,823	4,823	38	5,091	109
Residential	5,090	5,247	241	5,796	279
Commercial mortgage	275	358	15	522	27
Commercial & agricultural	37	61	2	47	3
Consumer & other	4	4	—	4	—

Total	$10,298	$10,562	$300	$11,766	$429

[1]	Recorded investment is the loan balance, net of any charge-offs

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—
Farmland	3,422	3,456	—	3,774	10
Residential	300	300	—	300	8
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	26	—	27	—
Consumer & other	—	—	—	—	2

Subtotal	3,722	3,782	—	4,101	20

With an allowance recorded:
Construction & development	361	361	16	718	111
Farmland	1,936	1,936	58	2,224	135
Residential	5,647	5,832	284	6,209	290
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	55	3	89	13
Consumer & other	—	—	—	2	—

Subtotal	8,601	8,921	394	10,262	603

Totals:
Construction & development	361	361	16	718	111
Farmland	5,358	5,392	58	5,998	145
Residential	5,947	6,132	284	6,509	298
Commercial mortgage	602	737	33	1,020	54
Commercial & agricultural	55	81	3	116	13
Consumer & other	—	—	—	2	2

Total	$12,323	$12,703	$394	$14,363	$623

[1]	Recorded investment is the loan balance, net of any charge-offs

Troubled Debt Restructuring

A troubled debt restructured loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. The Bank had $7.3 million and $8.6 million in trouble debt restructured loans at December 31, 2018 and December 31, 2017, respectively. Troubled debt restructured loans are considered impaired loans.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2018 and December 31, 2017:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
December 31, 2018
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	2	80	95	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	1	5	4	—	—	—

Total	3	$85	$99	—	$—	$—

During the twelve months ended December 31, 2018, three loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2018.

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

During the twelve months ended December 31, 2017, three loans were modified that were considered to be TDRs. Term concessions only were granted and no additional funds were advanced. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2017.

(1)	Loans past due 30 days or more are considered to be in default.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

There were no purchased credit impaired loans as of December 31, 2017. During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2018 was a follows:

(dollars in thousands)	2018
Residential	$167
Commercial mortgage	347
Commercial & agricultural	200

Outstanding balance	$714

Carrying amount	$714

There was no accretable yield on purchased credit impaired loans for the period presented.

Purchased credit impaired loans acquired during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221

$2,178

Cash flows expected to be collected at acquisition	$1,781

Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows:

(dollars in thousands)	2018
Loans at beginning of year	$—

Loans purchased during the year	$1,781

Loans at December 31, 2018	$714

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2018 and 2017, are as follows:

(dollars in thousands)	2018	2017
Land	$4,935	$4,267
Buildings and improvements	17,493	14,950
Furniture and equipment	11,228	10,213

	33,656	29,430
Less accumulated depreciation	(12,971)	(11,784)

	$20,685	$17,646

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $1.2 million and $1.3 million, respectively.

Note 8. Cash Value of Life Insurance

The Bank is owner and beneficiary of life insurance policies on certain employees and directors. Policy cash values totaled approximately $17.4 million, and $17.3 million at December 31, 2018 and 2017, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the year ended December 31, 2018 is as follows:

(dollars in thousands)	2018
Beginning of year	$—
Acquired goodwill as result of Great State merger	3,198
Impairment	—

End of the period	$3,198

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Balance at beginning of year, net	$2,045	$2,327
Core deposit intangible as result of Great State merger	$2,425	$—

Amortization expense	$(578)	$(282)

Net book value	$3,892	$2,045

Notes to Consolidated Financial Statements

Note 10. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2018 and 2017 was $30.6 million, and $13.5 million, respectively. At December 31, 2018, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)
2019	$74,363
2020	37,302
2021	32,538
2022	19,946
2023	15,180
After Five Years	814

Total	$180,143

Note 11. Short-Term Debt

At December 31, 2018 and 2017 the Bank had no debt outstanding classified as short-term.

At December 31, 2018, the Bank had established unsecured lines of credit of approximately $38.6 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $169.8 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 12. Long-Term Debt

At December 31, 2018 and 2017 the Bank had no debt outstanding classified as long-term.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial Instruments – Assets
Net Loans	$532,970	$529,155	$—	$528,784	$371
Financial Instruments – Liabilities
Time Deposits	180,143	176,188	—	176,188	—
December 31, 2017
Financial Instruments – Assets
Net Loans	$421,418	$417,229	$—	$416,426	$803
Financial Instruments – Liabilities
Time Deposits	147,725	144,656	—	144,656	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2018, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2018 or 2017.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Investment securities available for sale
U.S. Government Agencies	$245	$—	$245	$—
Mortgage-backed securities	24,763	—	24,763	—
Corporate securities	2,789	—	2,789	—
State and municipal securities	17,631	—	17,631	—

Total assets at fair value	$45,428	$—	$45,428	$—

December 31, 2017
Investment securities available for sale
Mortgage-backed securities	$28,154	$—	$28,154	$—
Corporate securities	2,936	—	2,936	—
State and municipal securities	19,585	—	19,585	—

Total assets at fair value	$50,675	$—	$50,675	$—

No liabilities were recorded at fair value on a recurring basis as of December 31, 2018 or 2017. There were no significant transfers between levels during the years ended December 31, 2018 or 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2018 or 2017. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Impaired loans	$371	$—	$—	$371
Foreclosed assets	753	—	—	753

Total assets at fair value	$1,124	$—	$—	$1,124

Notes to Consolidated Financial Statements

Note 13. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$803	$—	$—	$803
Foreclosed assets	—	—	—	—

Total assets at fair value	$803	$—	$—	$803

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2018	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$371	$803	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%
Other Real Estate Owned	$753	$—	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$5,223	$4,783
Interest cost	173	191
Actuarial (gain) loss	(824)	637
Benefits paid	(79)	(380)
Settlement (gain) loss	—	(8)

Benefit obligation at end of year	4,493	5,223

Change in plan assets
Fair value of plan assets at beginning of year	8,513	7,894
Actual return on plan assets	(342)	999
Benefits paid	(79)	(380)

Fair value of plan assets at end of year	8,092	8,513

Funded status at the end of the year	$3,599	$3,290

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2018	2017
Amounts recognized in the Balance Sheet
Plan benefit cost	$4,912	$4,539
Unrecognized net actuarial loss	(1,313)	(1,249)

Amount recognized in other assets	$3,599	$3,290

Amounts recognized in accumulated comprehensive income (loss)
Unrecognized net actuarial loss	$(1,313)	$(1,249)
Deferred taxes	275	262

Amount recognized in accumulated comprehensive income (loss), net	$(1,038)	$(987)

Prepaid benefit detail
Benefit obligation	$(4,493)	$(5,223)
Fair value of assets	8,092	8,513
Unrecognized net actuarial loss	1,313	1,249

Prepaid benefit cost	4,912	4,539

Components of net periodic pension cost
Interest cost	$173	$191
Expected return on plan assets	(576)	(552)
Recognized net loss due to settlement	—	86
Recognized net actuarial loss	30	28

Net periodic benefit expense	(373)	(247)

Additional disclosure information
Accumulated benefit obligation	$4,493	$5,223
Vested benefit obligation	$4,493	$5,223
Discount rate used for net periodic pension cost	3.50%	4.00%
Discount rate used for disclosure	4.25%	3.50%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	12	13

Using the same fair value hierarchy described in Note 13, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Cash equivalents and short term investments	$—	$—	$—	$—
Mutual funds – equities	3,848	3,848	—	—
Mutual funds – fixed income	4,244	4,244	—	—

Total assets at fair value	$8,092	$8,092	$—	$—

December 31, 2017
Cash equivalents and short term investments	$—	$—	$—	$—
Mutual funds – equities	4,368	4,368	—	—
Mutual funds – fixed income	4,145	4,145	—	—

Total assets at fair value	$8,513	$8,513	$—	$—

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits
2019	$439
2020	15
2021	250
2022	210
2023	1,091
2024 – 2028	1,407

$3,412

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2018 and there is no required contribution for 2019. Based on this we do not anticipate making a contribution to the plan in 2019.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2018 and 2017, by asset category are as follows:

	2018	2017
Mutual funds – fixed income	52%	49%
Mutual funds – equity	48%	51%
Cash and equivalents	0%	0%

Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2018 Valuation	2017 Valuation
Source	Report	Report
Bank of Floyd Plan	106.44%	108.63%

Employer Contributions

Plan expenses paid by the Company totaled approximately $54 thousand and $58 thousand for the years ended December 31, 2018 and 2017, respectively.

Note 15. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $258 thousand and $312 thousand at December 31, 2018 and 2017, respectively. Expense charged against income and included in salary and benefits expense was $23 thousand and $27 thousand in 2018 and 2017, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017. The plans provide for annual payments ranging from $55,000 to $90,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $143 thousand and $36 thousand at December 31, 2018 and 2017, respectively. Expense charged against income and included in salary and benefits expense was $107 thousand and $36 thousand in 2018 and 2017 respectively for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $768 thousand and $805 thousand at December 31, 2018 and 2017 respectively. Charges to income amounted to approximately $32 thousand for 2018 and 2017. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (substantially all Federal) are as follows:

(dollars in thousands)	2018	2017
Current	$(375)	$213
Deferred	1,589	2,891

	$1,214	$3,104

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of income follows:

(dollars in thousands)	2018	2017
Tax at statutory federal rate	$1,205	$1,881
Tax exempt interest income	(49)	(61)
Tax exempt insurance income	(155)	(151)
State income tax, net of federal benefit	21	9
Merger expenses	162	4
Other	30	(13)
Deferred tax asset re-measurement	—	1,435

	$1,214	$3,104

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2018 and 2017 are summarized as follows:

(dollars in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$603	$482
Acquired loan credit mark	1,061	842
Deferred compensation	322	335
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	57	19
Minimum pension liability	276	262
Net operating loss carryforward	1,738	2,131
Alternative minimum tax credit carryforward	294	638
Net unrealized losses on securities available for sale	247	139
Nonaccrual interest income	206	217
Purchase accounting adjustments	144	—
Other	216	76

	$5,164	$5,141

Deferred tax liabilities
Deferred loan origination costs	635	228
Core deposit intangible	831	433
Accrued pension costs	1,049	962
Depreciation	795	553
Accretion of discount on investment securities, net	1	—

	$3,311	$2,176

Net deferred tax asset	$1,853	$2,965

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2015 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The net operating loss of approximately $8.3 million, if not utilized, will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2018 and 2017 is as follows:

(dollars in thousands)	2018	2017
Commitments to extend credit	$76,977	$56,912
Standby letters of credit	1,227	1,106

	$78,204	$58,018

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies, continued

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

Aggregate 2018 and 2017 loan transactions with related parties were as follows:

(dollars in thousands)	2018	2017
Balance, beginning	$4,769	$5,112
New loans	2,662	1,388
Repayments	(2,502)	(1,228)
Change in relationship	2,620	(503)

Balance, ending	$7,549	$4,769

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $8.2 million, and $10.7 million at December 31, 2018 and 2017, respectively.

Note 19. Regulatory Restrictions

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $7.6 million at December 31, 2018. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2018.

Notes to Consolidated Financial Statements

Note 19. Regulatory Restrictions, continued

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement has been phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%.

Notes to Consolidated Financial Statements

Note 19. Regulatory Restrictions, continued

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2018 and 2017. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital
(to risk weighted assets)	$71,424	13.00%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital
(to risk weighted assets)	$67,899	12.36%	$32,958	6.00%	$43,943	8.00%
Common Equity Tier 1
(to risk weighted assets)	$67,899	12.36%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital
(to average total assets)	$67,899	10.08%	$26,932	4.00%	$33,664	5.00%

December 31, 2017
Total Capital
(to risk weighted assets)	$56,962	13.14%	$34,688	8.00%	$43,360	10.00%
Tier 1 Capital
(to risk weighted assets)	$53,483	12.33%	$26,016	6.00%	$34,688	8.00%
Common Equity Tier 1
(to risk weighted assets)	$53,483	12.33%	$19,512	4.50%	$28,184	6.50%
Tier 1 Capital
(to average total assets)	$53,483	9.81%	$21,808	4.00%	$27,260	5.00%

As directed by the Economic Growth Act, on November 21, 2018, the federal banking regulators jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets

December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Assets
Cash and due from banks	$1,409	$1,518
Investment in affiliate bank	73,813	55,115
Other assets	468	586

Total assets	$75,690	$57,219

Liabilities
Other liabilities	$68	$37

Stockholders’ Equity
Common stock	—	—
Surplus	41,660	26,166
Retained earnings	35,929	32,526
Accumulated other comprehensive loss	(1,967)	(1,510)

Total stockholders’ equity	75,622	57,182

Total liabilities and stockholders’ equity	$75,690	$57,219

Statements of Income

For the years ended December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Income
Dividends from affiliate bank	$1,123	$803
Bargain purchase gain	—	—
Other income	1	1

	1,124	804

Expenses
Management and professional fees	39	35
Other expenses	37	36

	76	71

Income before tax benefit and equity in undistributed income of affiliate	1,048	733
Federal income tax expense	16	(161)

Income before equity in undistributed income of affiliate	1,064	572
Equity in undistributed income of affiliate	3,462	1,855

Net income	$4,526	$2,427

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$4,526	$2,427
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(3,462)	(1,855)
Change in other assets	(80)	91
Change in other liabilities	31	37

Net cash provided by operating activities	1,015	700

Cash flows from investing activities
Net decrease in loans	—	—
Cash received in business combination	—	—

Net cash provided by investing activities	—	—

Cash flows from financing activities
Cash paid for fractional shares	(1)	—
Dividends paid	(1,123)	(803)

Net cash used by financing activities	(1,124)	(803)

Net decrease in cash and cash equivalents	(109)	(103)
Cash and cash equivalents, beginning	1,518	1,621

Cash and cash equivalents, ending	$1,409	$1,518

Business combinations
Elimination of Company’s existing investment in Great State Bank	$198	$—

Stock issued to acquire Great State Bank	$15,495	$—

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

In January 2019, the Board of Directors of the Company approved a stock repurchase plan. The Board of Directors has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021.

The Company intends to purchase shares periodically through privately negotiated transactions or in the open market in accordance with Securities and Exchange Commission rules. The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2018, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

The following biographical information discloses each director’s age and business experience, and the year that each individual was first elected to the Board of Directors of the Company. Previous service on the boards of Grayson, Cardinal, or Great State prior to the merger with and into Parkway is also disclosed, as are the specific skills or attributes that qualify each director for service on the Board of Directors.

Thomas M. Jackson, Jr. (61) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015. Prior to that he served as Chairman of the Board of Grayson and Grayson National Bank from 2011 to 2016 and a director from 2002. Mr. Jackson was Vice Chairman of Grayson and Grayson National Bank from 2009 to 2011. Mr. Jackson practices law in Hillsville and Wytheville, Virginia. He served as a representative of the 6th District in the Virginia House of Delegates from 1988 to 2002. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (56) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is the founder and owner of James W. Shortt & Associates, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and business and estate transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (67) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson was President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. He served as Vice President of Grayson from 1992 to 2000 and as Executive Vice President of Grayson National Bank from 1991 to 2000. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 45 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (60) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board, including his role as Chairman of Cardinal’s Audit Committee. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (53) – Mr. Edwards, President and Chief Executive Officer of Parkway and Skyline National Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of Parkway and Skyline from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards currently serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., as President of the Blue Ridge Discovery Center, and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (68) – Mr. Edwards has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards has served as the Manager of the Town of Sparta, North Carolina since January 2004. Prior to that, he was employed as a real estate agent with Mountain Dreams Realty and served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards has served on the Board of Directors of the Blue Ridge Electric Membership Corporation, a rural electric cooperative based in Lenoir, North Carolina, since 2007 and is the current Chairman of the Virginia Carolina Water Authority.

T. Mauyer Gallimore (76) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

Melissa Gentry (54) – Ms. Gentry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Ms. Gentry is the Controller and Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants and retail stores representing approximately $350 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations; New River Valley Health Foundation and Friends of Calfee Park. Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (77) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics and a graduate degree in accounting. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (62) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of

the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo recently completed nine years of service on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

W. David McNeill (62) – Mr. McNeill has been a director of Parkway since July 2018. He was one of the Founders of Great State Bank and served on the Board of Directors from 2008 to 2018. Mr. Mc Neill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, and McNeill Nissan of Wilkesboro. He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties the dealerships do business on. Mr. McNeill is a graduate of UNC -Chapel Hill.

Frank A. Stewart (57) –Mr. Stewart has been a director of Parkway since July 2018. He served as director of Great State Bank for 2009 to 2018. Mr. Stewart is President of Premier Body Armor, LLC of Kings Mountain, NC. He is also the owner of Stewart Realty and Stewart Property Management. Previously, he was the owner and founder of Ultra Machine and Fabricating, a sheet metal business specializing in armor plating primarily for the military, from 1989 to 2015.

John Michael Turman (72) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (51) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., the Vaughan Foundation, and Galax Hope House Ministries, Inc.

Executive Officers Who Are Not Directors

Lori C. Vaught (45) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of Parkway and Skyline National Bank since January 2019, previously served as Controller of Skyline National Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She has a Bachelor of Business Administration with a concentration in Accounting from Radford University.

Beth R. Worrell (45) – Ms. Worrell, Executive Vice President and Chief Risk Officer of Skyline National Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts.

Lynn T. Murray (63) – Mrs. Murray, Executive Vice President and Chief Marketing and Human Resources Officer of Skyline National Bank, joined Bank of Floyd in April 2013 as a Senior Vice President and the Chief Administrative Officer. Mrs. Murray has over 20 years of experience in the banking industry. She most recently served as an independent consultant to community banks focusing her practice on building sales skills and improving performance of customer facing staff. Mrs. Murray previously spent 10 years in retail banking and marketing with banks in North Carolina and South Carolina. She is a graduate of Ithaca College in New York.

Mary D. Tabor (55) – Mrs. Tabor, Executive Vice President and Chief Credit Officer of Skyline National Bank, joined Bank of Floyd in August 2013 as a Credit Manager, and was promoted to Chief Credit Officer in August 2014. Mrs. Tabor has over 30 years of experience in the banking industry related to lending, underwriting and credit. Prior to joining Bank of Floyd, Mrs. Tabor served in various roles with Central Fidelity, First National Bank and Stellar One. She earned a Bachelors and Masters in Agricultural Economics from Virginia Tech and is a graduate of the Stonier Graduate School of Banking.

Rodney R. Halsey (50) – Mr. Halsey, Executive Vice President and Chief Operations Officer of Skyline National Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation and the Mount Rogers Planning District Loan Fund Board. He currently serves on the Board of Trustees for Oak Hill Academy. Mr. Halsey graduated from Appalachian State University with a degree in Business Administration.

C. Greg Edwards (61) – Mr. Edwards, Executive Vice President and Regional President, North Carolina for Skyline National Bank, previously served as President and Chief Executive Officer of Great State Bank from 2008 until its acquisition by Skyline National Bank in 2018. He was a member of the organizing group of Great State Bank and was elected to the board and President & CEO positions at the time the bank incorporated and began operations during July 2008. He previously served as a senior credit officer for Northwestern National Bank (formerly Wilkes National Bank) from 1994 until that bank was acquired by Integrity Financial Corp. (the parent company of Catawba Valley Bank) in 2002. Following that transaction, he joined Bank of Granite in April 2003 where he served as Senior Vice President and County Executive in Wilkes County until he joined the Great State Bank organizing group in December 2006. Mr. Edwards has 40 years of commercial banking experience and served in loan review, credit administration and lending roles prior to the positions above with Southern National Bank, First Union National Bank and Northwestern Bank.

Jonathan L. Kruckow (34) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for Skyline National Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech and has also completed the VBA’s School of Bank Management at the University of Virginia and is currently enrolled in the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the VBA’s Lending Executives Committee and the VBA’s School of Bank Management Board of Trustees.

Milo L. Cockerham (32) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of Skyline National Bank, joined Skyline National Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 20 retail branch locations. Mr. Cockerham has 11 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate Emory & Henry College with a BA in Economics and a BS in Business Management. He is currently enrolled in the Graduate School of Banking at Louisiana State University and serves as a board member on the Galax Foundation for Excellence.

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

Code of Ethics

The Board of Directors has approved a Code of Ethics for Executive Officers and Financial Managers for the Company’s Chief Executive Officer and Chief Financial Officer. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, conflicts of interest and insider trading. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is 101 Jacksonville Circle, Floyd, Virginia 24091.

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

The members of the Audit Committee are Frank A. Stewart, Chairman, Melissa Gentry, Vice Chair, Dr. J. Howard Conduff, Jr, Theresa S. Lazo, John Michael Turman, and T. Mauyer Gallimore, each of whom is independent as that term is defined by the Nasdaq Stock Market.

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met four times during the year ended December 31, 2018.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and James W. Shortt. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2018.

Director Nomination Process. The Board does not believe it needs a separate nominating committee because the full Board is comprised predominantly of independent directors, with the exception of Messrs. Anderson and Edwards, and has the time and resources to perform the function of selecting board nominees. When the Board performs its nominating function, the Board acts in accordance with the Company’s Articles of Incorporation and Bylaws but does not have a separate charter related to the nomination process.

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

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the Chief Executive Officer, the Chief Financial Officer, and the Chief Risk Officer of Parkway, along with the compensation paid to the Chief Operations Officer of Skyline National Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(4)	Total ($)
J. Allan Funk (1) President and Chief Executive Officer	2018 2017	240,000 240,000	43,000 39,000	75,442 9,531	358,442 288,531
Blake M. Edwards, Jr. (2) President and Chief Executive Officer	2018 2017	190,000 190,000	31,000 31,500	10,294 7,577	231,294 229,077
Rebecca M. Melton (3) Executive VP and Chief Risk Officer	2018 2017	142,788 150,000	15,000 17,400	6,864 5,996	164,652 173,396
Rodney R. Halsey Executive VP and Chief Operations Officer	2018	134,000	14,000	3,917	151,917

(1)	Mr. Funk retired as President and Chief Executive Officer effective December 31, 2018.
(2)	Mr. Edwards was appointed as President and Chief Executive Officer effective January 1, 2019. Prior to his appointment he served as Senior Executive VP and Chief Financial Officer.
(3)	Ms. Melton resigned as Executive VP and Chief Risk Officer effective November 2, 2018.
(4)

Includes matching and discretionary contributions under the Company’s 401(k) plan and, for Mr. Funk, accrued and unused personal and sick time paid to Mr. Funk in connection with his retirement in 2018.

Supplemental Discussion of Compensation

Parkway has an employment agreement with Mr. Edwards as described below. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options

No stock options or other stock-based awards were granted to any of Parkway’s employees during the fiscal year ended December 31, 2018. In addition, no such options or awards were exercised during the fiscal year ended December 31, 2018 or held at December 31, 2018 by any such employees.

Pension Benefits

Prior to the merger, both Grayson and Cardinal had qualified noncontributory defined benefit pension plans which covered substantially all of their employees. The benefits are primarily based on years of service and earnings. Both Grayson and Cardinal plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger.

Nonqualified Deferred Compensation

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined in the plan.

In addition, the Company adopted supplemental executive retirement plans (the “SERPs”) for certain executive officers, including Messrs. Funk and Edwards and Ms. Melton, in November 2017. The SERPs provide for a retirement benefit of $55,000 to $90,000 per year, payable monthly and continuing for the executive’s lifetime, beginning upon the later of the executive’s separation from service with the Bank or reaching age 65, subject to the vesting schedule set forth in the SERP agreement. Reduced benefits apply in cases of early retirement. In addition, the SERP agreements provide that the executive’s retirement benefit will be fully vested upon a Change in Control, as defined in the SERP agreement.

Payments upon Termination of Employment or a Change of Control

Employment Agreement of J. Allan Funk

The Company entered into an employment agreement with J. Allan Funk on November 22, 2017. Mr. Funk retired as President and Chief Executive Officer of Parkway and Skyline National Bank effective December 31, 2018 and, in connection therewith, received his accrued benefits through such date, including unused personal and sick time, and will be entitled to his vested retirement benefit in his SERP. Following his retirement, Mr. Funk is not entitled to any further compensation or benefits under this employment agreement or otherwise.

Employment Agreement of Blake M. Edwards

On November 22, 2017, the Company entered into an executive employment agreement (the “Edwards Employment Agreement”) with Blake M. Edwards, the Company’s Current President and Chief Executive Officer.

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

Change in Control Agreement with Rebecca M. Melton

The Company entered into a change in control agreement with Rebecca M. Melton on November 22, 2017. Ms. Melton resigned as the Company’s Chief Risk Officer on November 2, 2018, and her agreement was terminated at such time.

Following any termination of employment or change in control, the Company’s named executive officers are entitled to certain pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2018. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)
Jacky K. Anderson	30,451
Dr. J. Howard Conduff, Jr.	27,616
Bryan L. Edwards	30,286
T. Mauyer Gallimore	28,246
Melissa Gentry	29,395
Thomas M. Jackson, Jr.	35,730
R. Devereux Jarratt.	31,128
Theresa S. Lazo	28,784
W. David McNeill(1)	16,707
Carl J. Richardson(2)	11,395
James W. Shortt	29,691
Frank A. Stewart(1)	15,087
John Michael Turman	26,727
J. David Vaughan	29,267

(1)	W. David McNeill and Frank A. Stewart joined Parkway as directors in July 2018.
(2)	Carl J. Richardson passed away in August 2018.

The Chairman of the Board receives fees of $1,000 per meeting and a monthly retainer of $400. All other directors receive $750 per meeting and a monthly retainer of $300. Additionally, $300 is paid to all directors for each committee meeting attended.

J. Allan Funk, the Company’s former President and Chief Executive Officer and director of the Company, did not receive any compensation for his services as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 12, 2019 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

The Company is not aware of any person who beneficially owns more than five percent of the Company’s common stock.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Parkway Common Stock		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	12,355	(2)	*
Dr. J. Howard Conduff, Jr.	131,780	(3)	2.12%
Bryan L. Edwards	1,408		*
T. Mauyer Gallimore	8,151	(4)	*
Melissa Gentry	1,500		*
Thomas M. Jackson, Jr.	11,120		*
R. Devereux Jarratt	36,951		*
Theresa S. Lazo	19,579	(5)	*
W. David McNeill	23,516		*
James W. Shortt	2,456	(6)	*
Frank A. Stewart	113,740		1.83%
John Michael Turman	13,279	(7)	*
J. David Vaughan	9,783	(8)	*
J. Allan Funk.	6,952	(9)	*
Blake M. Edwards, Jr.	1,056		*
Rebecca M. Melton	5,258	(10)	*
Rodney R. Halsey	2,816	(11)	*
All of Parkway’s directors, executive officers, and executive officers of Skyline as a group (22 individuals)	428,470		6.90%

(1)	Based on 6,213,275 shares of Parkway common stock outstanding as of March 12, 2019.
(2)	Shares are held jointly with children and former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 1,189 shares owned by James W. Shortt & Associates, P.C.
(7)	Shares are held jointly with spouse.
(8)	Includes 1,526 shares owned jointly with his children.
(9)	Reflects beneficial ownership as of December 31, 2018, when Mr. Funk retired as President and Chief Executive Officer of the Company.
(10)	Reflects beneficial ownership as of November 2, 2018, when Ms. Melton resigned as Executive Vice President and Chief Risk Officer of the Company.
(11)	Shares are held jointly with spouse.
*	Represents less than 1% of outstanding common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2018 totaled $4.8 million or 8.34% of Parkway’s equity capital at that date.

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

Independence of Directors

The Board of Directors in its business judgment has determined that the following twelve of its fourteen members are independent as that term is defined by the Nasdaq Stock Market: Dr. J. Howard Conduff, Jr., Bryan L. Edwards, T. Mauyer Gallimore, Melissa Gentry, Thomas M. Jackson, Jr., R. Devereux Jarratt, Theresa S. Lazo, W. David McNeill, James W. Shortt, Frank A. Stewart, John Michael Turman, and J. David Vaughan.

The Board considered the following transactions between us and certain of our directors or their affiliates to determine whether such director was independent under the above standards:

•

Prior to the Cardinal merger, Grayson had an advisory agreement in place with Mr. Anderson under which he was paid for various consultative and advisory services related to customer, shareholder, and employee related issues. The agreement expired in September of 2014. Mr. Anderson also served as President and Chief Executive Officer of Grayson from June 2000 until his retirement in September 2013.

Additional information about committees is included in “Corporate Governance – Committees of the Board” in Item 10.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018 and 2017, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $140,000 for 2018 and $109,500 for 2017.

Audit Related Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $14,500 for 2018. During 2018, these services consisted primarily of merger-related accounting and regulatory filing assistance. There were no audit related fees in 2017.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $16,600 for 2018 and $29,200 for 2017. During 2018 and 2017, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2018 or 2017.

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

2.2	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).

3.1	Articles of Incorporation of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of Parkway Acquisition Corp. (attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

10.1	Executive Employment Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and J. Allan Funk (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.2	Executive Employment Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and Blake M. Edwards (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.3	Change in Control Agreement, dated November 22, 2017, by and between Parkway Acquisition Corp. and Rebecca M. Melton (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.4	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of J. Allan Funk (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.5	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Blake M. Edwards (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.6	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Rebecca M. Melton (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.7	Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Rodney R. Halsey.

21.1	Subsidiaries of the Company

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	The following materials from the Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY ACQUISITION CORP.

Date: March 29, 2019	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2019.

Date: March 29, 2019	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2019	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2019	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 29, 2019	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 29, 2019	By:	/s/ Melissa Gentry
Melissa Gentry Director

Date: March 29, 2019	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 29, 2019	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 29, 2019	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 29, 2019	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 29, 2019	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 29, 2019	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 29, 2019	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 29, 2019	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 29, 2019	By:	/s/ W. David McNeill
W. David McNeill Director

Date: March 29, 2019	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2018 and (ii) our proxy materials for our 2019 Annual Meeting to our stockholders subsequent to the filing of this report. We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.