Form 10-Q
period 2019-03-31
Parkway Acquisition Corp.
filed 2019-05-14
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 6,213,275 shares of Common Stock, no par value per share, outstanding as of May 14, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Part I. Financial Information

Item 1.	Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
(dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,827	$8,858
Interest-bearing deposits with banks	15,184	12,159
Federal funds sold	15,685	18,990
Investment securities available for sale	44,607	45,428
Restricted equity securities	2,053	2,053
Loans, net of allowance for loan losses of $3,618 at March 31, 2019 and $3,495 at December 31, 2018	529,978	532,970
Cash value of life insurance	17,521	17,413
Foreclosed assets	—	753
Properties and equipment, net	20,892	20,685
Accrued interest receivable	1,979	2,084
Core deposit intangible	3,673	3,892
Goodwill	3,257	3,198
Deferred tax assets, net	1,342	1,853
Other assets	9,422	9,948

	$673,420	$680,284

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$159,600	$160,166
Interest-bearing	433,955	441,702

Total deposits	593,555	601,868
Accrued interest payable	178	89
Other liabilities	2,579	2,705

	596,312	604,662

Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 25,000,000 shares authorized, 6,213,275 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Surplus	41,660	41,660
Retained earnings	36,848	35,929
Accumulated other comprehensive loss	(1,400)	(1,967)

	77,108	75,622

	$673,420	$680,284

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
(dollars in thousands except share amounts)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,121	$5,086
Interest-bearing deposits in banks	58	19
Federal funds sold	70	31
Interest on taxable securities	276	303
Dividends	14	9

	7,539	5,448

Interest expense
Deposits	590	361
Interest on borrowings	—	—

	590	361

Net interest income	6,949	5,087
Provision for loan losses	238	54

Net interest income after provision for loan losses	6,711	5,033

Noninterest income
Service charges on deposit accounts	360	345
Other service charges and fees	513	412
Net realized losses on securities	(14)	(4)
Mortgage origination fees	84	77
Increase in cash value of life insurance	108	111
Other income	21	22

	1,072	963

Noninterest expenses
Salaries and employee benefits	3,157	2,531
Occupancy and equipment	725	629
Foreclosed asset expense, net	1	(3)
Data processing expense	369	302
FDIC Assessments	72	69
Advertising	135	116
Bank franchise tax	111	105
Director fees	60	57
Professional fees	182	124
Telephone expense	114	93
Core deposit intangible amortization	219	70
Merger related expenses	—	198
Other expense	556	410

	5,701	4,701

Net income before income taxes	2,082	1,295
Income tax expense	417	281

Net income	$1,665	$1,014

Net income per share	$0.27	$0.20

Weighted average shares outstanding	6,213,275	5,021,376

Dividends declared per share	$0.12	$0.10

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
(dollars in thousands)	(Unaudited)	(Unaudited)
Net Income	$1,665	$1,014

Other comprehensive income (loss)
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	703	(602)
Tax related to unrealized (gains) losses	(147)	126
Reclassification of net realized losses during the period	14	4
Tax related to realized gains	(3)	(1)

Total other comprehensive income (loss)	567	(473)

Total comprehensive income	$2,232	$541

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2019 and 2018 (unaudited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands except share amounts)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	5,021,376	$—	$26,166	$32,526	$(1,510)	$57,182
Net income	—	—	—	1,014	—	1,014
Other comprehensive loss	—	—	—	—	(473)	(473)
Dividends paid ($0.10 per share)	—	—	—	(502)	—	(502)

Balance, March 31, 2018	5,021,376	$—	$26,166	$33,038	$(1,983)	$57,221

Balance, December 31, 2018	6,213,275	$—	$41,660	$35,929	$(1,967)	$75,622
Net income	—	—	—	1,665	—	1,665
Other comprehensive income	—	—	—	—	567	567
Dividends paid ($0.12 per share)	—	—	—	(746)	—	(746)

Balance, March 31, 2019	6,213,275	$—	$41,660	$36,848	$(1,400)	$77,108

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
(dollars in thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,665	$1,014
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	303	300
Amortization of core deposit intangible	219	70
Accretion of loan discount and deposit premium, net	(643)	(188)
Provision for loan losses	238	54
Deferred income taxes	361	343
Net realized loss on securities	14	4
Accretion of discount on securities, net of amortization of premiums	125	138
Deferred compensation	(5)	9
Changes in assets and liabilities:
Cash value of life insurance	(108)	(111)
Accrued interest receivable	105	140
Other assets	467	322
Accrued interest payable	89	88
Other liabilities	(121)	185

Net cash provided by operating activities	2,709	2,368

Cash flows from investing activities
Activity in available for sale securities:
Purchases	—	—
Sales	—	—
Maturities/calls/paydowns	1,399	991
Purchases of restricted equity securities	—	10
Net decrease (increase) in loans	3,280	(1,166)
Proceeds from sale of foreclosed assets	753	—
Purchases of property and equipment	(510)	(202)

Net cash provided by (used in) investing activities	4,922	(367)

Cash flows from financing activities
Net decrease in deposits	(8,196)	(4,724)
Dividends paid	(746)	(502)

Net cash used in financing activities	(8,942)	(5,226)

Net decrease in cash and cash equivalents	(1,311)	(3,225)
Cash and cash equivalents, beginning	40,007	22,875

Cash and cash equivalents, ending	$38,696	$19,650

Supplemental disclosure of cash flow information
Interest paid	$501	$1,025

Taxes paid	$—	$—

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$567	$473

Transfers of loans to foreclosed properties	$—	$—

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

For purposes of this quarterly report on Form 10-Q, all information contained herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the Great State merger, and all references to the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the Great State merger.

The consolidated financial statements as of March 31, 2019 and for the periods ended March 31, 2019 and 2018 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three-month ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3	—	3

Balance March 31, 2018	$(996)	$(987)	$(1,983)

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive gain before reclassifications	556	—	556
Amounts reclassified from accumulated other comprehensive gain, net of tax	11	—	11

Balance March 31, 2019	$(362)	$(1,038)	$(1,400)

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Effective January 1, 2019, we adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. At December 31, 2018 future minimum lease payments were approximately $334 thousand. Based on our evaluation the adoption of the guidance was immaterial to our financial position, results of operations, and cash flows. There will not be a material change to the timing of expense recognition.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018.

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

(dollars in thousands)	As Reported by Great State	Fair Value Adjustments			As Reported by Parkway
Assets
Cash and cash equivalents	$25,761	$—	—		$25,761
Investment securities	19,630	(229)	(a	)	19,401
Restricted equity securities	523	—	—		523
Loans	97,549	(2,441)	(b	)	95,108
Allowance for loan losses	(1,436)	1,436	(c	)	—
Property and equipment	1,207	189	(d	)	1,396
Intangible assets	—	2,425	(e	)	2,425
Accrued interest receivable	334	—	—		334
Other assets	599	(151)	(f	)	448

Total assets acquired	$144,167	$1,229			$145,396

Liabilities
Deposits	$129,611	$940	(g	)	$130,551
Borrowings	2,000	—	—		2,000
Accrued interest payable	40	—	—		40
Other liabilities	352	17	(h	)	369

Total liabilities acquired	$132,003	$957			$132,960

Net assets acquired					12,436
Elimination of Company’s existing investment in Great State					198
Stock consideration					15,495

Goodwill					$3,257

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.
(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.
(d)	Estimated adjustment to Great State’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.
(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.
(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 21%).
(g)	Estimated fair value adjustment to time deposits based on the Company’s third party valuation report on deposits assumed.
(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

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

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2018. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $198 thousand included in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and are not included in the pro forma statements below.

	Three Months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net interest income	$6,798	$5,281
Net income (a)	$1,546	$1,167
Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.25	$0.19

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2019 and December 31, 2018 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Available for sale:
U.S. Government Agencies	$245	$3	$—	$248
Mortgage-backed securities	24,415	—	(422)	23,993
Corporate securities	2,958	—	(93)	2,865
State and municipal securities	17,448	113	(60)	17,501

	$45,066	$116	$(575)	$44,607

December 31, 2018
Available for sale:
U.S. Government Agencies	$244	$1	$—	$245
Mortgage-backed securities	25,627	1	(865)	24,763
Corporate securities	2,970	—	(181)	2,789
State and municipal securities	17,763	32	(164)	17,631

	$46,604	$34	$(1,210)	$45,428

Restricted equity securities totaled $2.1 million at March 31, 2019 and December 31, 2018, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Available for sale:
Mortgage-backed securities	$222	$—	$23,698	$(422)	$23,920	$(422)
Corporate securities	—	—	2,865	(93)	2,865	(93)
State and municipal securities	251	—	6,147	(60)	6,398	(60)

Total securities available for sale	$473	$—	$32,710	$(575)	$33,183	$(575)

December 31, 2018
Available for sale:
Mortgage-backed securities	$450	$(1)	$24,227	$(864)	$24,677	$(865)
Corporate securities	—	—	2,789	(181)	2,789	(181)
State and municipal securities	5,518	(19)	6,834	(145)	12,352	(164)

Total securities available for sale	$5,968	$(20)	$33,850	$(1,190)	$39,818	$(1,210)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At March 31, 2019, 34 debt securities with unrealized losses had depreciated 1.70 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2019. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the three month periods ended March 31, 2019 and 2018. Gross realized losses for the three month periods ended March 31, 2018 and 2019 resulted from investment securities available for sale being called prior to their maturity date. Gross proceeds from called securities totaled $220 thousand and $50 thousand for the three month periods ended March 31, 2019 and 2018, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the three month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
(dollars in thousands)	2019	2018
Realized gains	$—	$—
Realized losses	(14)	(4)

	$(14)	$(4)

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

The scheduled maturities of securities available for sale at March 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,097	$1,098
Due after one year through five years	13,964	13,912
Due after five years through ten years	16,351	16,061
Due after ten years	13,654	13,536

	$45,066	$44,607

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $13.4 million and $13.9 million at March 31, 2019 and December 31, 2018, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018
Construction & development	$33,682	$33,449
Farmland	33,576	33,291
Residential	237,550	235,689
Commercial mortgage	172,374	176,192
Commercial & agricultural	37,484	37,491
Consumer & other	18,930	20,353

Total loans	533,596	536,465
Allowance for loan losses	(3,618)	(3,495)

Loans, net of allowance for loan losses	$529,978	$532,970

As of March 31, 2019 and December 31, 2018, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of March 31, 2019 and December 31, 2018:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	—	(14)	(12)	(41)	(44)	(52)	(163)
Recoveries	—	—	7	28	2	11	48
Provision	22	36	(69)	28	146	75	238

Balance, March 31, 2019	$268	$407	$1,733	$697	$385	$128	$3,618

For the Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(12)	—	(117)	—	—	(19)	(148)
Recoveries	—	34	10	—	2	10	56
Provision	20	(70)	128	(10)	(17)	3	54

Balance, March 31, 2018	$247	$322	$1,896	$609	$267	$74	$3,415

March 31, 2019
Allowance for loan losses:
Ending Balance	$268	$407	$1,733	$697	$385	$128	$3,618

Ending balance: individually evaluated for impairment	$—	$46	$10	$—	$—	$—	$56

Ending balance: collectively evaluated for impairment	$268	$361	$1,723	$697	$385	$128	$3,562

Ending balance: purchased credit impaired loans	$—	$—	$—	$—	$—	$—	$—

Loans outstanding:
Ending Balance	$33,682	$33,576	$237,550	$172,374	$37,484	$18,930	$533,596

Ending balance: individually evaluated for impairment	$—	$4,411	$1,014	$—	$—	$—	$5,425

Ending balance: collectively evaluated for impairment	$33,682	$29,165	$236,375	$172,038	$37,284	$18,930	$527,474

Ending balance: purchased credit impaired loans	$—	$—	$161	$336	$200	$—	$697

December 31, 2018
Allowance for loan losses:
Ending Balance	$246	$385	$1,807	$682	$281	$94	$3,495

Ending balance: individually evaluated for impairment	$—	$29	$12	$—	$—	$—	$41

Ending balance: collectively evaluated for impairment	$246	$356	$1,795	$682	$281	$94	$3,454

Ending balance: purchased credit impaired loans	$—	$—	$—	$—	$—	$—	$—

Loans outstanding:
Ending Balance	$33,449	$33,291	$235,689	$176,192	$37,491	$20,353	$536,465

Ending balance: individually evaluated for impairment	$—	$4,552	$1,018	$—	$—	$—	$5,570

Ending balance: collectively evaluated for impairment	$33,449	$28,739	$234,504	$175,845	$37,291	$20,353	$530,181

Ending balance: purchased credit impaired loans	$—	$—	$167	$347	$200	$—	$714

As of March 31, 2019 and December 31, 2018, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2019 and December 31, 2018, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
March 31, 2019
Real Estate Secured:
Construction & development	$30,903	$1,998	$762	$19	$33,682
Farmland	23,545	4,915	731	4,385	33,576
Residential	214,484	19,224	1,210	2,632	237,550
Commercial mortgage	142,625	25,520	1,190	3,039	172,374
Non-Real Estate Secured:
Commercial & agricultural	32,074	2,821	172	2,417	37,484
Consumer & other	17,414	1,502	—	14	18,930

Total	$461,045	$55,980	$4,065	$12,506	$533,596

December 31, 2018
Real Estate Secured:
Construction & development	$31,237	$2,044	$147	$21	$33,449
Farmland	23,250	4,933	750	4,358	33,291
Residential	213,670	18,794	299	2,926	235,689
Commercial mortgage	148,179	23,468	1,212	3,333	176,192
Non-Real Estate Secured:
Commercial & agricultural	33,537	2,908	70	976	37,491
Consumer & other	18,975	1,364	—	14	20,353

Total	$468,848	$53,511	$2,478	$11,628	$536,465

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2019 and December 31, 2018:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans
March 31, 2019
Real Estate Secured:
Construction & development	$—	$37	$—	$37	$33,645	$33,682	$—	$—
Farmland	—	—	1,402	1,402	32,174	33,576	—	4,232
Residential	555	51	474	1,081	236,469	237,550	—	612
Commercial mortgage	81	—	485	567	171,807	172,374	—	485
Non-Real Estate Secured:
Commercial & agricultural	1	20	264	285	37,199	37,484	—	269
Consumer & other	8	3	13	24	18,906	18,930	—	13

Total	$645	$111	$2,638	$3,394	$530,202	$533,596	$—	$5,611

December 31, 2018
Real Estate Secured:
Construction & development	$29	$—	$—	$29	$33,420	$33,449	$—	$—
Farmland	71	100	989	1,160	32,131	33,291	—	3,914
Residential	762	145	241	1,148	234,541	235,689	—	653
Commercial mortgage	—	—	604	604	175,588	176,192	—	740
Non-Real Estate Secured:
Commercial & agricultural	7	—	264	271	37,220	37,491	—	264
Consumer & other	12	18	8	38	20,315	20,353	—	8

Total	$881	$263	$2,106	$3,250	$533,215	$536,465	$—	$5,579

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of March 31, 2019 and December 31, 2018, respectively, the recorded investment in impaired loans totaled $9.9 million and $10.3 million. The total amount of collateral-dependent impaired loans at March 31, 2019 and December 31, 2018, respectively, was $2.7 million and $2.8 million. As of March 31, 2019 and December 31, 2018, respectively, $3.2 million and $3.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $7.1 million and $7.3 million in troubled debt restructured loans included in impaired loans at March 31, 2019 and December 31, 2018, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of March 31, 2019 and December 31, 2018, respectively, $4.5 million and $4.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $234 thousand and $259 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2019 and December 31, 2018:

Impaired Loans

				Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Construction & development	$—	$—	$—	$—	$—
Farmland	3,154	3,154	—	3,219	6
Residential	84	84	—	85	1
Commercial mortgage	—	—	—	—	—
Commercial & agricultural	—	24	—	—	—
Consumer & other	—	—	—	—	—

Subtotal	3,238	3,262	—	3,304	7

With an allowance recorded:
Construction & development	67	67	4	68	1
Farmland	1,528	1,528	54	1,533	19
Residential	4,842	4,991	220	5,055	70
Commercial mortgage	199	244	11	273	3
Commercial & agricultural	36	36	2	37	1
Consumer & other	4	4	—	4	—

Subtotal	6,676	6,870	291	6,970	94

Totals:
Construction & development	67	67	4	68	1
Farmland	4,682	4,682	54	4,752	25
Residential	4,926	5,075	220	5,140	71
Commercial mortgage	199	244	11	273	3
Commercial & agricultural	36	60	2	37	1
Consumer & other	4	4	—	4	—

Total	$9,914	$10,132	$291	$10,274	$101

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2019 and March 31, 2018:

For the Three Months Ended March 31, 2019

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction & development	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Residential	1	117	129	—	—	—
Commercial mortgage	—	—	—	—	—	—
Commercial & agricultural	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	1	$117	$129	—	$—	$—

(1)	Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2019, one loan was modified that was considered to be a TDR. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2019.

For the Three Months Ended March 31, 2018

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

During the three months ended March 31, 2018, no loans were modified that were considered to be a TDR. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2018.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018
Residential	$161	$167
Commercial mortgage	336	347
Commercial & agricultural	200	200

Outstanding balance	$697	$714

Carrying amount	$697	$714

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the three months ended March 31, 2019. Purchased credit impaired loans acquired during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221

$2,178

Cash flows expected to be collected at acquisition	$1,781

Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018
Loans at beginning of year	$714	$—

Loans purchased during the year	$—	$1,781

Loans at end of period	$697	$714

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Service cost	$—	$—
Interest cost	46	43
Expected return on plan assets	(138)	(144)
Amortization of prior service cost	—	—
Recognized net loss due to settlement	—	—
Recognized net actuarial (gain)/loss	10	8

Net periodic benefit cost	$(82)	$(93)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2018 and there is no required contribution for 2019. Based on this we do not anticipate making a contribution to the plan in 2019.

Note 7. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the three-month period ended March 31, 2019 and for the year ended December 31, 2018 is as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Beginning of year	$3,198	$—
Acquired goodwill as result of Great State merger	59	3,198
Impairment	—	—

End of the period	$3,257	$3,198

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Balance at beginning of year, net	$3,892	$2,045
Core deposit intangible as result of Great State merger	—	2,425
Amortization expense	(219)	(578)

Net book value	$3,673	$3,892

Aggregate amortization expense was $219 thousand and $70 thousand for the three-month periods ended March 31, 2019 and 2018, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2019 and December 31, 2018 is as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$74,904	$76,977
Standby letters of credit	1,399	1,227

	$76,303	$78,204

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

Concentrations of Credit Risk

Substantially all of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Bank’s market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Bank’s primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $5,000,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2019 and December 31, 2018 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Financial Instruments – Assets
Net Loans	$529,978	$518,422	$—	$518,217	$205
Financial Instruments – Liabilities
Time Deposits	176,772	176,224	—	176,224	—
December 31, 2018
Financial Instruments – Assets
Net Loans	$532,970	$529,155	$—	$528,784	$371
Financial Instruments – Liabilities
Time Deposits	180,143	176,188	—	176,188	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019
Investment securities available for sale
U.S. Government Agencies	$248	$—	$248	$—
Mortgage-backed securities	23,993	—	23,993	—
Corporate securities	2,865	—	2,865	—
State and municipal securities	17,501	—	17,501	—

Total assets at fair value	$44,607	$—	$44,607	$—

December 31, 2018
Investment securities available for sale
U.S. Government Agencies	$245	$—	$245	$—
Mortgage-backed securities	24,763	—	24,763	—
Corporate securities	2,789	—	2,789	—
State and municipal securities	17,631	—	17,631	—

Total assets at fair value	$45,428	$—	$45,428	$—

No liabilities were recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. There were no significant transfers between levels during the three month period ended March 31, 2019 and the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans	$205	$—	$—	$205
Foreclosed assets	—	—	—	—

Total assets at fair value	$205	$—	$—	$205

(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Impaired loans	$371	$—	$—	$371
Foreclosed assets	753	—	—	753

Total assets at fair value	$1,124	$—	$—	$1,124

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2019	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$205	$371	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 10%
Other Real Estate Owned	$—	$753	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

Note 10. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2019 and December 31, 2018, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital
(to risk weighted assets)	$72,832	13.36%	$43,599	8.00%	$54,499	10.00%
Tier 1 Capital
(to risk weighted assets)	$69,184	12.69%	$32,699	6.00%	$43,599	8.00%
Common Equity Tier 1
(to risk weighted assets)	$69,184	12.69%	$24,524	4.50%	$35,424	6.50%
Tier 1 Capital
(to average total assets)	$69,184	10.42%	$26,562	4.00%	$33,202	5.00%
December 31, 2018
Total Capital
(to risk weighted assets)	$71,424	13.00%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital
(to risk weighted assets)	$67,899	12.36%	$32,958	6.00%	$43,943	8.00%
Common Equity Tier 1
(to risk weighted assets)	$67,899	12.36%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital
(to average total assets)	$67,899	10.08%	$26,932	4.00%	$33,664	5.00%

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

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see Note 1 in the Notes to Consolidated Financial Statements above, or the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Results of Operations for the Three Months ended March 31, 2019 and 2018

Parkway recorded net income of $1.7 million, or $0.27 per share, for the quarter ended March 31, 2019 compared to net income of $1.0 million, or $0.20 per share for the same period in 2018. Income tax expense related to ordinary operations totaled $417 thousand for the first quarter of 2019 compared to $281 thousand for the first quarter of 2018. Net income before income taxes totaled $2.1 million, or $0.34 per share, for the quarter ended March 31, 2019 compared to $1.3 million, or $0.26 per share, for the same period in 2018. First quarter earnings represented an annualized return on average assets (“ROAA”) of 1.01% and an annualized return on average tangible equity (“ROATE”) of 9.72% for the quarter ended March 31, 2019.

Total interest income increased by $2.1 million for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, while interest expense on deposits increased by $229 thousand over the same period. The increase in interest income was attributable primarily to the merger with Great State which added approximately $95.1 million in loans to the Company’s earning assets. Accretion of purchased loan discounts increased interest income by $526 thousand in the first quarter of 2019 compared to just $158 thousand in the first quarter of 2018, representing an increase of $368 thousand. The increase came mainly as a result of the Great State merger.

Interest expense on deposits increased by $229 thousand due to the addition of interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $117 thousand in the first quarter of 2019, compared to just $30 thousand in the first quarter of 2018, representing an increase of $87 thousand. The increase was again due to the Great State merger.

The provision for loan losses was $238 thousand for the quarter ended March 31, 2019, compared to $54 thousand for the quarter ended March 31, 2018. The reserve for loan losses at March 31, 2019 was approximately 0.68% of total loans, compared to 0.80% at March 31, 2018. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation. As of March 31, 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $4.4 million.

Total noninterest income was $1.1 million in the first quarter of 2019 compared to $963 thousand in the first quarter of 2018. Service charges on deposit accounts, as well as other account-based service charges and fees, increased due to the increased number of accounts and deposit balances resulting from the Great State merger.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended March 31, 2019 and 2018, continued

Total noninterest expenses increased by $1.0 million for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Salary and benefit costs increased by $626 thousand due to the increase in employees resulting from the Great State merger. Occupancy and equipment expenses increased by $96 thousand and data processing expenses increased by $67 thousand from the first quarter of 2018 to 2019, due to the addition of three branch facilities and two loan production offices from the Great State merger. Amortization of core deposit intangibles increased by $149 thousand in the quarter to quarter comparison; however, this increase was offset by a decrease of $198 thousand in merger related expenses as no merger related expenses occurred during the first quarter of 2019.

Income tax expense increased by $136 thousand for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, due mainly to the $787 thousand increase in net income before income taxes.

Financial Condition

Total assets decreased by $6.9 million from December 31, 2018 to March 31, 2019. Net loans decreased by $3.0 million due primarily to higher-than-normal paydowns combined with a lower level of new production which is seasonally consistent for the first quarter. Federal funds sold decreased by $3.3 million, and interest-bearing deposits in banks increased by $3.0 million.

Total deposits decreased by $8.3 million from December 31, 2018 to March 31, 2019. Noninterest bearing deposits decreased by $566 thousand from December 31, 2018 to March 31, 2019, while interest bearing deposits decreased by $7.7 million over the same time period. Competition for deposits continues to increase in many of our markets; however, our liquidity position has continued to allow us to fund our balance sheet without “paying up” for high rate, volatile deposits. As a result, our net interest margin remains strong at a rate of 4.58%.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $6.33 million at December 31, 2018 to $5.61 million at March 31, 2019. Foreclosed assets consisted of one property totaling $753 thousand as of December 31, 2018, which was subsequently sold during the first quarter of 2019. There were no loans past due more than ninety days and still accruing interest at March 31, 2019 and December 31, 2018.

Nonaccrual loans increased from $5.58 million at December 31, 2018 to $5.61 million at March 31, 2019. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

(dollars in thousands)	March 31, 2019	December 31, 2018
Nonperforming Assets
Nonaccrual loans	$5,611	$5,579
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	5,611	5,579
Foreclosed assets	—	753

Total nonperforming assets	$5,611	$6,332

Nonperforming assets to total assets	0.83%	0.93%

Nonperforming loans to total loans	1.05%	1.04%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2019, the allowance for loan losses included $291 thousand specifically reserved for impaired loans in the amount of $6.7 million. Based on impairment analysis, loans totaling $3.2 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off. Impaired loans at December 31, 2018 totaled $10.3 million, of which $6.9 million required specific reserves of $300 thousand.

Summary of Loan Loss Experience

(dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018	Year ended December 31, 2018
Total loans outstanding at end of period	$533,596	$426,103	$536,465

Allowance for loan losses, beginning of period	$3,495	$3,453	$3,453

Charge offs:
Construction & development	—	(12)	(20)
Farmland	(14)	—	—
Residential	(12)	(117)	(117)
Commercial mortgage	(41)	—	(142)
Commercial & agricultural	(44)	—	(23)
Consumer & other	(52)	(19)	(175)

Total charge-offs	(163)	(148)	(477)

Recoveries:
Construction & development	—	—	—
Farmland	—	34	34
Residential	7	10	44
Commercial mortgage	28	—	69
Commercial & agricultural	2	2	9
Consumer & other	11	10	38

Total recoveries	48	56	194

Net charge-offs	(115)	(92)	(283)

Provision for allowance	238	54	325

Allowance for loan losses at end of period	$3,618	$3,415	$3,495

Ratios:
Allowance for loan losses to loans at end of period	0.68%	0.80%	0.65%

Net charge-offs to allowance for loan losses	3.18%	2.69%	8.10%

Net charge-offs to provisions for loan losses	48.32%	170.37%	87.08%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2019 totaled $6.1 million, or 1.14% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $77.1 million at March 31, 2019 compared to $75.6 million at December 31, 2018, an increase of $1.5 million. The increase was due to earnings of $1.7 million, plus other comprehensive income of $567 thousand, and the payment of dividends of $746 thousand. Book value increased from $12.17 per share at December 31, 2018 to $12.41 per share at March 31, 2019. Skyline remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.69%, 12.69%, 13.36%, and 10.42%, respectively, as of March 31, 2019.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $41.1 million at March 31, 2019. The Bank had no balances outstanding on these lines as of March 31, 2019 and December 31, 2018, respectively. In addition, the Bank has the ability to borrow up to approximately $170.0 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral. The Bank had no FHLB Advances outstanding at March 31, 2019 and December 31, 2018. The Bank had no debt outstanding classified as long-term at March 31, 2019 or December 31, 2018.

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

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions are also subject to the BASEL III requirements, which includes as part of the capital ratios profile the Common Equity Tier 1 risk-based ratio. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2019, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

Part I. Financial Information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to the benefits of or other expectations regarding the Great State merger, future financial performance, and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” or “project” or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: the ability to implement integration plans associated with the Great State merger, which integration may be more difficult, time-consuming or costly than expected; disruptions to customer and employee relationships and business operations caused by the Great State merger or otherwise; the ability to achieve the expected revenues, cost savings and synergies contemplated by the Great State merger within the expected time frame, or at all; changes in interest rates, general economic conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2018 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2019, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 14, 2019	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer