Form 10-Q
period 2019-06-30
Parkway Acquisition Corp.
filed 2019-08-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically any Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 6,178,275 shares of Common Stock, no par value per share, outstanding as of August 13, 2019.

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(dollars in thousands)	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,948	$8,858
Interest-bearing deposits with banks	11,102	12,159
Federal funds sold	14,012	18,990
Investment securities available for sale	41,096	45,428
Restricted equity securities	2,054	2,053
Loans, net of allowance for loan losses of $3,818 at June 30, 2019 and $3,495 at December 31, 2018	546,002	532,970
Cash value of life insurance	17,629	17,413
Foreclosed assets	-	753
Properties and equipment, net	20,990	20,685
Accrued interest receivable	2,212	2,084
Core deposit intangible	3,455	3,892
Goodwill	3,257	3,198
Deferred tax assets, net	1,091	1,853
Other assets	9,476	9,948
	$680,324	$680,284

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$161,173	$160,166
Interest-bearing	437,530	441,702
Total deposits	598,703	601,868

Accrued interest payable	111	89
Other liabilities	2,469	2,705
	601,283	604,662
Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,193,275 and 6,213,275 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Surplus	41,425	41,660
Retained earnings	38,583	35,929
Accumulated other comprehensive loss	(967)	(1,967)
	79,041	75,622
	$680,324	$680,284

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Six Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(dollars in thousands except share amounts)	2019	2018
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$14,261	$10,357
Interest-bearing deposits in banks	98	35
Federal funds sold	179	38
Interest on taxable securities	540	597
Dividends	61	39
	15,139	11,066

Interest expense
Deposits	1,270	738
Interest on borrowings	-	27
	1,270	765
Net interest income	13,869	10,301

Provision for loan losses	514	145
Net interest income after provision for loan losses	13,355	10,156

Noninterest income
Service charges on deposit accounts	736	719
Other service charges and fees	1,012	850
Net realized (losses) gains on securities	(4)	5
Mortgage origination fees	210	144
Increase in cash value of life insurance	216	222
Life insurance income	-	229
Other income	162	55
	2,332	2,224
Noninterest expenses
Salaries and employee benefits	6,419	5,298
Occupancy and equipment	1,439	1,256
Foreclosed asset expense, net	2	(2)
Data processing expense	731	602
FDIC Assessments	144	138
Advertising	293	276
Bank franchise tax	222	210
Director fees	148	130
Professional fees	362	220
Telephone expense	180	187
Core deposit intangible amortization	437	140
Merger related expenses	-	497
Other expense	1,082	890
	11,459	9,842
Net income before income taxes	4,228	2,538

Income tax expense	828	525
Net income	$3,400	$2,013

Net income per share	$0.55	$0.40
Weighted average shares outstanding	6,209,629	5,021,376
Dividends declared per share	$0.12	$0.10

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
(dollars in thousands except share amounts)	2019	2018
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,140	$5,271
Interest-bearing deposits in banks	40	16
Federal funds sold	109	7
Interest on taxable securities	264	294
Dividends	47	30
	7,600	5,618

Interest expense
Deposits	680	377
Interest on borrowings	-	27
	680	404
Net interest income	6,920	5,214

Provision for loan losses	276	91
Net interest income after provision for loan losses	6,644	5,123

Noninterest income
Service charges on deposit accounts	376	374
Other service charges and fees	499	438
Net realized gains on securities	10	9
Mortgage origination fees	126	67
Increase in cash value of life insurance	108	111
Life insurance income	-	229
Other income	141	33
	1,260	1,261
Noninterest expenses
Salaries and employee benefits	3,262	2,767
Occupancy and equipment	714	627
Foreclosed asset expense, net	1	1
Data processing expense	362	300
FDIC Assessments	72	69
Advertising	158	160
Bank franchise tax	111	105
Director fees	88	73
Professional fees	180	96
Telephone expense	66	94
Core deposit intangible amortization	218	70
Merger related expenses	-	299
Other expense	526	480
	5,758	5,141
Net income before income taxes	2,146	1,243

Income tax expense	411	244
Net income	$1,735	$999

Net income per share	$0.28	$0.20
Weighted average shares outstanding	6,206,022	5,021,376
Dividends declared per share	$0.00	$0.00

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)

Net Income	$3,400	$2,013

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	1,261	(844)
Tax related to unrealized (gains) losses	(264)	177
Reclassification of net realized (gains) losses during the period	4	(5)
Tax related to realized gains (losses)	(1)	1

Total other comprehensive income (loss)	1,000	(671)
Total comprehensive income	$4,400	$1,342

	Three Months Ended
	June 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)

Net Income	$1,735	$999

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	558	(242)
Tax related to unrealized (gains) losses	(117)	51
Reclassification of net realized gains during the period	(10)	(9)
Tax related to realized gains	2	2

Total other comprehensive income (loss)	433	(198)
Total comprehensive income	$2,168	$801

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholder' Equity

For the Six and Three Months ended June 30, 2019 and 2018 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	1,665	-	1,665
Other comprehensive income	-	-	-	-	567	567
Dividends paid ($0.12 per share)	-	-	-	(746)	-	(746)

Balance, March 31, 2019	6,213,275	$-	$41,660	$36,848	$(1,400)	$77,108

Net income	-	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	-	433	433
Common stock repurchased	(20,000)	-	(235)	-	-	(235)

Balance, June 30, 2019	6,193,275	$-	$41,425	$38,583	$(967)	$79,041

Balance, December 31, 2017	5,021,376	$-	$26,166	$32,526	$(1,510)	$57,182

Net income	-	-	-	1,014	-	1,014
Other comprehensive loss	-	-	-	-	(473)	(473)
Dividends paid ($0.10 per share)	-	-	-	(502)	-	(502)

Balance, March 31, 2018	5,021,376	$-	$26,166	$33,038	$(1,983)	$57,221

Net income	-	-	-	999	-	999
Other comprehensive loss	-	-	-	-	(198)	(198)

Balance, June 30, 2018	5,021,376	$-	$26,166	$34,037	$(2,181)	$58,022

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,400	$2,013
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	597	600
Amortization of core deposit intangible	437	140
Accretion of loan discount and deposit premium, net	(1,316)	(340)
Provision for loan losses	514	145
Deferred income taxes	442	628
Net realized losses (gains) on securities	4	(5)
Accretion of discount on securities, net of amortization of premiums	239	269
Deferred compensation	(10)	18
Gains on sale of properties and equipment	(121)	-
Life insurance income	-	(229)
Changes in assets and liabilities:
Cash value of life insurance	(216)	(222)
Accrued interest receivable	(128)	(76)
Other assets	468	(394)
Accrued interest payable	22	(1)
Other liabilities	(226)	-
Net cash provided by operating activities	4,106	2,546

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(1,037)	-
Sales	3,950	525
Maturities/calls/paydowns	2,441	2,559
Purchases of restricted equity securities	(1)	10
Net decrease (increase) in loans	(12,625)	(8,349)
Proceeds from life insurance contracts	-	413
Proceeds from sale of foreclosed assets	753	-
Purchases of property and equipment, net of sales	(781)	(815)
Net cash used in investing activities	(7,300)	(5,657)

Cash flows from financing activities
Net decrease in deposits	(2,770)	(13,405)
Net increase in borrowings	-	8,906
Common stock repurchased	(235)	-
Dividends paid	(746)	(502)
Net cash used in financing activities	(3,751)	(5,001)
Net decrease in cash and cash equivalents	(6,945)	(8,112)

Cash and cash equivalents, beginning	40,007	22,875
Cash and cash equivalents, ending	$33,062	$14,763

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2019 and 2018

Supplemental disclosure of cash flow information
Interest paid	$1,248	$766
Taxes paid	$50	$10

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$1,000	$(671)
Transfers of loans to foreclosed properties	$-	$410

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

The consolidated financial statements as of June 30, 2019 and for the six-month and three-month periods ended June 30, 2019 and 2018 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the six-month and three-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

The allowance consists of specific, general and unallocated components. The specific component is calculated on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. A specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. The specific component of the allowance for smaller- balance loans whose terms have been modified in a troubled debt restructuring (“TDR”) is calculated on a pooled basis considering historical experience adjusted for qualitative factors. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Troubled Debt Restructurings

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.

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

Pension Plan

Prior to the Cardinal merger, both the Bank and Bank of Floyd (“Floyd”) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees.  The benefits in each plan are primarily based on years of service and earnings.  Both the Bank and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. The Bank’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation.  Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(667)	—	(667)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4)	—	(4)
Balance June 30, 2018	$(1,194)	$(987)	$(2,181)

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive gain before reclassifications	997	—	997
Amounts reclassified from accumulated other comprehensive gain, net of tax	3	—	3
Balance June 30, 2019	$71	$(1,038)	$(967)

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

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption was permitted beginning in first quarter 2019, we did not elect that option. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios.  In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.  In July 2019, the FASB proposed changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB.

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

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods within annual reporting periods beginning after December 15, 2020. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company does not expect these amendments to have a material effect on its financial statements.

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

(dollars in thousands)	As Reported by Great Statee	Fair Value Adjustments		As Reported by Parkway
Assets
Cash and cash equivalents	$25,761	$-	-	$25,761
Investment securities	19,630	(229)	(a)	19,401
Restricted equity securities	523	-	-	523
Loans	97,549	(2,441)	(b)	95,108
Allowance for loan losses	(1,436)	1,436	(c)	-
Property and equipment	1,207	189	(d)	1,396
Intangible assets	-	2,425	(e)	2,425
Accrued interest receivable	334	-	-	334
Other assets	599	(151)	(f)	448
Total assets acquired	$144,167	$1,229		$145,396

Liabilities
Deposits	$129,611	$940	(g)	$130,551
Borrowings	2,000	-	-	2,000
Accrued interest payable	40	-	-	40
Other liabilities	352	17	(h)	369
Total liabilities acquired	$132,003	$957		$132,960

Net assets acquired				12,436
Elimination of Company’s existing investment in Great State				198
Stock consideration				15,495
Goodwill				$3,257

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Great State’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 21%).

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party valuation report on deposits assumed.

(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2018. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $497 thousand and $299 thousand included in the Company’s consolidated statements of operations for the six months and three months ended June 30, 2018 and are not included in the pro forma statements below.

	Six Months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net interest income	$13,503	$10,619
Net income (a)	$3,111	$2,264

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.50	$0.36

	Three Months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net interest income	$6,705	$5,337
Net income (a)	$1,565	$1,096

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.25	$0.18

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2019 and December 31, 2018 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Available for sale:
U.S. Government Agencies	$245	$5	$-	$250
Mortgage-backed securities	23,988	56	(80)	23,964
Corporate securities	2,946	25	(85)	2,886
State and municipal securities	13,828	172	(4)	13,996
	$41,007	$258	$(169)	$41,096
December 31, 2018
Available for sale:
U.S. Government Agencies	$244	$1	$-	$245
Mortgage-backed securities	25,627	1	(865)	24,763
Corporate securities	2,970	-	(181)	2,789
State and municipal securities	17,764	31	(164)	17,631
	$46,605	$33	$(1,210)	$45,428

Restricted equity securities totaled $2.1 million at June 30, 2019 and December 31, 2018, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Available for sale:
Mortgage-backed securities	$-	$-	$11,306	$(80)	$11,306	$(80)
Corporate securities	-	-	1,416	(85)	1,416	(85)
State and municipal securities	-	-	2,131	(4)	2,131	(4)
Total securities available for sale	$-	$-	$14,853	$(169)	$14,853	$(169)

December 31, 2018
Available for sale:
Mortgage-backed securities	$450	$(1)	$24,227	$(864)	$24,677	$(865)
Corporate securities	-	-	2,789	(181)	2,789	(181)
State and municipal securities	5,518	(19)	6,834	(145)	12,352	(164)
Total securities available for sale	$5,968	$(20)	$33,850	$(1,190)	$39,818	$(1,210)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At June 30, 2019, 17 debt securities with unrealized losses had depreciated 1.13 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2019. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $3.95 million and $525 thousand for the six-month and three-month periods ended June 30, 2019 and 2018, respectively.  There were gross realized losses of $14 thousand and $4 thousand in the six-month periods ended June 30, 2019 and 2018, respectively, that resulted from investment securities being called prior to their scheduled maturity.  Gross proceeds from called securities totaled $735 thousand and $50 thousand for the six-month periods ended June 30, 2019 and 2018, respectively.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the six-month and three-month periods ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30		Three Months Ended June 30
(dollars in thousands)	2019	2018	2019	2018

Realized gains	$32	$9	$32	$9
Realized losses	(36)	(4)	(22)	-
	$(4)	$5	$10	$9

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

The scheduled maturities of securities available for sale at June 30, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$929	$933
Due after one year through five years	11,595	11,695
Due after five years through ten years	16,103	16,111
Due after ten years	12,380	12,357
	$41,007	$41,096

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $13.3 million and $13.9 million at June 30, 2019 and December 31, 2018, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Construction & development	$34,623	$33,449
Farmland	35,558	33,291
Residential	243,482	235,689
Commercial mortgage	177,846	176,192
Commercial & agricultural	39,132	37,491
Consumer & other	19,179	20,353
Total loans	549,820	536,465
Allowance for loan losses	(3,818)	(3,495)
Loans, net of allowance for loan losses	$546,002	$532,970

As of June 30, 2019 and December 31, 2018, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

Note 5. Allowance for Loan Losses and Impaired Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component is calculated on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired.  A specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value.  The specific component of the allowance for smaller-balance loans whose terms have been modified in a TDR is calculated on a pooled basis considering historical experience adjusted for qualitative factors.  These smaller-balance TDRs were collectively evaluated for impairment.  The general component covers the remaining loan portfolio, and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of June 30, 2019 and December 31, 2018:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended June 30, 2019
Allowance for loan losses:
Balance, March 31, 2019	$268	$407	$1,733	$697	$385	$128	$3,618
Charge-offs	-	-	(20)	-	(19)	(43)	(82)
Recoveries	-	-	1	-	2	3	6
Provision	17	133	16	155	(76)	31	276
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818

For the Three Months Ended June 30, 2018
Allowance for loan losses:
Balance, March 31, 2018	$247	$322	$1,896	$609	$267	$74	$3,415
Charge-offs	(8)	-	-	(142)	-	(90)	(240)
Recoveries	-	-	9	-	2	4	15
Provision	17	17	(210)	152	14	101	91
Balance, June 30, 2018	$256	$339	$1,695	$619	$283	$89	$3,281

For the Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(14)	(32)	(41)	(63)	(95)	(245)
Recoveries	-	-	8	28	4	14	54
Provision	39	169	(53)	183	70	106	514
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818

For the Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(20)	-	(117)	(142)	-	(109)	(388)
Recoveries	-	34	19	-	4	14	71
Provision	37	(53)	(82)	142	(3)	104	145
Balance, June 30, 2018	$256	$339	$1,695	$619	$283	$89	$3,281

June 30, 2019
Allowance for loan losses:
Ending Balance	$285	$540	$1,730	$852	$292	$119	$3,818
Ending balance: individually evaluated for impairment	$-	$41	$6	$-	$-	$-	$47
Ending balance: collectively evaluated for impairment	$285	$499	$1,724	$852	$292	$119	$3,771
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$34,623	$35,558	$243,482	$177,846	$39,132	$19,179	$549,820
Ending balance: individually evaluated for impairment	$-	$4,267	$924	$-	$-	$-	$5,191
Ending balance: collectively evaluated for impairment	$34,623	$31,291	$242,402	$177,519	$38,932	$19,179	$543,946
Ending balance: purchased credit impaired loans	$-	$-	$156	$327	$200	$-	$683

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2018
Allowance for loan losses:
Ending Balance	$246	$385	$1,807	$682	$281	$94	$3,495
Ending balance: individually evaluated for impairment	$-	$29	$12	$-	$-	$-	$41
Ending balance: collectively evaluated for impairment	$246	$356	$1,795	$682	$281	$94	$3,454
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$33,449	$33,291	$235,689	$176,192	$37,491	$20,353	$536,465
Ending balance: individually evaluated for impairment	$-	$4,552	$1,018	$-	$-	$-	$5,570
Ending balance: collectively evaluated for impairment	$33,449	$28,739	$234,504	$175,845	$37,291	$20,353	$530,181
Ending balance: purchased credit impaired loans	$-	$-	$167	$347	$200	$-	$714

As of June 30, 2019 and December 31, 2018, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of June 30, 2019 and December 31, 2018, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

June 30, 2019
Real Estate Secured:
Construction & development	$31,843	$1,988	$765	$27	$34,623
Farmland	23,670	4,756	885	6,247	35,558
Residential	221,695	18,878	1,232	1,677	243,482
Commercial mortgage	148,286	23,219	1,710	4,631	177,846
Non-Real Estate Secured:
Commercial & agricultural	33,929	4,192	248	763	39,132
Consumer & other	18,826	349	-	4	19,179
Total	$478,249	$53,382	$4,840	$13,349	$549,820

December 31, 2018
Real Estate Secured:
Construction & development	$31,237	$2,044	$147	$21	$33,449
Farmland	23,250	4,933	750	4,358	33,291
Residential	213,670	18,794	299	2,926	235,689
Commercial mortgage	148,179	23,468	1,212	3,333	176,192
Non-Real Estate Secured:
Commercial & agricultural	33,537	2,908	70	976	37,491
Consumer & other	18,975	1,364	-	14	20,353
Total	$468,848	$53,511	$2,478	$11,628	$536,465

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

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2019 and December 31, 2018:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

June 30, 2019
Real Estate Secured:
Construction & development	$1	$-	$10	$11	$34,612	$34,623	$-	$10
Farmland	375	-	1,302	1,677	33,881	35,558	-	4,132
Residential	558	85	438	1,081	242,401	243,482	-	567
Commercial mortgage	100	-	442	542	177,304	177,846	-	442
Non-Real Estate Secured:
Commercial & agricultural	26	-	245	271	38,861	39,132	-	249
Consumer & other	7	18	4	29	19,150	19,179	-	4
Total	$1,067	$103	$2,441	$3,611	$546,209	$549,820	$-	$5,404

December 31, 2018
Real Estate Secured:
Construction & development	$29	$-	$-	$29	$33,420	$33,449	$-	$-
Farmland	71	100	989	1,160	32,131	33,291	-	3,914
Residential	762	145	241	1,148	234,541	235,689	-	653
Commercial mortgage	-	-	604	604	175,588	176,192	-	740
Non-Real Estate Secured:
Commercial & agricultural	7	-	264	271	37,220	37,491	-	264
Consumer & other	12	18	8	38	20,315	20,353	-	8
Total	$881	$263	$2,106	$3,250	$533,215	$536,465	$-	$5,579

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of June 30, 2019 and December 31, 2018, respectively, the recorded investment in impaired loans totaled $9.8 million and $10.3 million. The total amount of collateral-dependent impaired loans at June 30, 2019 and December 31, 2018, respectively, was $2.7 million and $2.8 million. As of June 30, 2019 and December 31, 2018, respectively, $3.0 million and $3.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $7.1 million and $7.3 million in TDR loans included in impaired loans at June 30, 2019 and December 31, 2018, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of June 30, 2019 and December 31, 2018, respectively, $4.6 million and $4.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $238 thousand and $259 thousand of related allowance.

The following table is a summary of information related to impaired loans as of June 30, 2019 and December 31, 2018:

Impaired Loans

				Six months ended		Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-	$-	$-
Farmland	3,022	3,022	-	3,087	9	3,022	5
Residential	-	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Subtotal	3,022	3,022	-	3,087	9	3,022	5

With an allowance recorded:
Construction & development	65	65	4	67	3	66	1
Farmland	1,553	1,553	51	1,565	36	1,560	17
Residential	4,892	5,042	219	5,123	135	4,909	63
Commercial mortgage	196	241	10	271	6	197	3
Commercial & agricultural	35	35	2	36	1	36	1
Consumer & other	4	4	-	4	-	4	-
Subtotal	6,745	6,940	286	7,066	181	6,772	85

Totals:
Construction & development	65	65	4	67	3	66	1
Farmland	4,575	4,575	51	4,652	45	4,582	22
Residential	4,892	5,042	219	5,123	135	4,909	63
Commercial mortgage	196	241	10	271	6	197	3
Commercial & agricultural	35	35	2	36	1	36	1
Consumer & other	4	4	-	4	-	4	-
Total	$9,767	$9,962	$286	$10,153	$190	$9,794	$90

[1]	Recorded investment is the loan balance, net of any charge-offs

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	3,284	3,284	-	3,523	23
Residential	85	85	-	448	13
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	24	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	3,369	3,393	-	3,971	36

With an allowance recorded:
Construction & development	69	69	4	306	11
Farmland	1,539	1,539	38	1,568	86
Residential	5,005	5,162	241	5,348	266
Commercial mortgage	275	358	15	522	27
Commercial & agricultural	37	37	2	47	3
Consumer & other	4	4	-	4	-
Subtotal	6,929	7,169	300	7,795	393

Totals:
Construction & development	69	69	4	306	11
Farmland	4,823	4,823	38	5,091	109
Residential	5,090	5,247	241	5,796	279
Commercial mortgage	275	358	15	522	27
Commercial & agricultural	37	61	2	47	3
Consumer & other	4	4	-	4	-
Total	$10,298	$10,562	$300	$11,766	$429

[1]	Recorded investment is the loan balance, net of any charge-offs

Troubled Debt Restructuring

A TDR loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  TDR loans are considered impaired loans.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s TDRs as of June 30, 2019 and June 30, 2018:

For the Six Months Ended June 30, 2019

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted (1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	1	38	38	-	-	-
Residential	1	117	128	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	2	$155	$166	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2019, two loans were modified that were considered to be a TDRs. Term concessions were granted on both loans and one loan had additional funds advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the six months ended June 30, 2019.

For the Three Months Ended June 30, 2019

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted (1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	1	38	38	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$38	$38	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended June 30, 2019, one loan was modified that was considered to be a TDR. Term concessions were granted on this loan. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2019.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

For the Six Months Ended June 30, 2018

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted (1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	80	97	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	2	$80	$97	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2018, two loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the six months ended June 30, 2018.

For the Three Months Ended June 30, 2018

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted (1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	80	97	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	2	$80	$97	-	$-	$-

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Residential	$156	$167
Commercial mortgage	327	347
Commercial & agricultural	200	200
Outstanding balance	$683	$714

Carrying amount	$683	$714

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the six months ended June 30, 2019. Purchased credit impaired loans acquired during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221
$2,178

Cash flows expected to be collected at acquisition	$1,781
Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Loans at beginning of year	$714	$-
Loans purchased during the year	$-	$1,781
Loans at end of period	$683	$714

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018

Service cost	$-	$-	$-	$-
Interest cost	92	86	46	43
Expected return on plan assets	(276)	(288)	(138)	(144)
Amortization of prior service cost	-	-	-	-
Recognized net loss due to settlement	-	-	-	-
Recognized net actuarial (gain)/loss	20	16	10	8
Net periodic benefit cost	$(164)	$(186)	$(82)	$(93)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2018 and there is no required contribution for 2019. Based on this we do not anticipate making a contribution to the plan in 2019.

Note 7. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the six-month period ended June 30, 2019 and for the year ended December 31, 2018 is as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Beginning of year	$3,198	$-
Acquired goodwill as result of Great State merger	59	3,198
Impairment	-	-
End of the period	$3,257	$3,198

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Balance at beginning of year, net	$3,892	$2,045
Core deposit intangible as result of Great State merger	-	2,425
Amortization expense	(437)	(578)
Net book value	$3,455	$3,892

Aggregate amortization expense was $437 thousand and $140 thousand for the six-month periods ended June 30, 2019 and 2018, respectively. Aggregate amortization expense was $218 thousand and $70 thousand for the three-month periods ended June 30, 2019 and 2018, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2019 and December 31, 2018 is as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Commitments to extend credit	$77,109	$76,977
Standby letters of credit	1,290	1,227
	$78,399	$78,204

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2019 and December 31, 2018 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019

Financial Instruments – Assets
Net Loans	$546,002	$535,187	$-	$534,983	$204

Financial Instruments – Liabilities
Time Deposits	184,004	183,669	-	183,669	-

December 31, 2018

Financial Instruments – Assets
Net Loans	$532,970	$529,155	$-	$528,784	$371

Financial Instruments – Liabilities
Time Deposits	180,143	176,188	-	176,188	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2019
Investment securities available for sale
U.S. Government Agencies	$250	$-	$250	$-
Mortgage-backed securities	23,964	-	23,964	-
Corporate securities	2,886	-	2,886	-
State and municipal securities	13,996	-	13,996	-
Total assets at fair value	$41,096	$-	$41,096	$-

December 31, 2018
Investment securities available for sale
U.S. Government Agencies	$245	$-	$245	$-
Mortgage-backed securities	24,763	-	24,763	-
Corporate securities	2,789	-	2,789	-
State and municipal securities	17,631	-	17,631	-
Total assets at fair value	$45,428	$-	$45,428	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. There were no significant transfers between levels during the six and three month periods ended June 30, 2019 and the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2019
Impaired loans	$204	$-	$-	$204
Foreclosed assets	-	-	-	-
Total assets at fair value	$204	$-	$-	$204

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2018
Impaired loans	$371	$-	$-	$371
Foreclosed assets	753	-	-	753
Total assets at fair value	$1,124	$-	$-	$1,124

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2019	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$204	$371	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$753	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Note 10. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2019 and December 31, 2018, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital (to risk weighted assets)	$75,061	13.53%	$44,398	8.00%	$55,497	10.00%
Tier 1 Capital (to risk weighted assets)	$71,213	12.83%	$33,298	6.00%	$44,398	8.00%
Common Equity Tier 1 (to risk weighted assets)	$71,213	12.83%	$24,974	4.50%	$36,073	6.50%
Tier 1 Capital (to average total assets)	$71,213	10.65%	$26,753	4.00%	$33,442	5.00%

December 31, 2018
Total Capital (to risk weighted assets)	$71,424	13.00%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital (to risk weighted assets)	$67,899	12.36%	$32,958	6.00%	$43,943	8.00%
Common Equity Tier 1 (to risk weighted assets)	$67,899	12.36%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital (to average total assets)	$67,899	10.08%	$26,932	4.00%	$33,664	5.00%

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2019 and 2018

Parkway recorded net income of $1.7 million, or $0.28 per share for the quarter ended June 30, 2019 compared to net income of $1.0 million, or $0.20 per share for the same period in 2018. Income tax expense totaled $411 thousand for the second quarter of 2019 compared to $244 thousand for the second quarter of 2018. Net income before income taxes totaled $2.1 million or $0.35 per share for the quarter ended June 30, 2019 compared to $1.2 million or $0.25 per share for the same period in 2018. Second quarter earnings represented an annualized return on average assets (“ROAA”) of 1.03% and an annualized return on average tangible equity (“ROATE”) of 9.78% for the quarter ended June 30, 2019, compared to 0.73% and 7.20%, respectively, for the quarter ended June 30, 2018.

Total interest income increased by $2.0 million for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, while interest expense on deposits increased by $303 thousand over the same period. The increase in interest income was attributable primarily to the merger with Great State which added approximately $95.1 million in loans to the Company’s earning assets. Accretion of purchased loan discounts increased interest income by $395 thousand in the second quarter of 2019 compared to just $129 thousand in the second quarter of 2018, representing an increase of $266 thousand. The increase came mainly as a result of the Great State merger.

Interest expense on deposits increased by $303 thousand for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, due to the addition of interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $103 thousand in the second quarter of 2019, compared to just $24 thousand in the second quarter of 2018, representing an increase of $79 thousand. The increase was again due to the Great State merger.

The provision for loan losses was $276 thousand for the quarter ended June 30, 2019, compared to $91 thousand for the quarter ended June 30, 2018. The increase in the provision was due mainly to growth in the Bank’s loan portfolio as total loans increased by $16.2 million in the second quarter of 2019 compared to $6.7 million in the second quarter of 2018, combined with an increase in classified assets during the same period.   The reserve for loan losses at June 30, 2019 was approximately 0.69% of total loans, compared to 0.76% at June 30, 2018.

Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal. As of June 30, 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $4.0 million. This remaining unaccreted discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios. When combined with the allowance for loan losses of $3.8 million at June 30, 2019, we have a reserve of approximately 1.42% of total loans, a non-GAAP measure.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended June 30, 2019 and 2018, continued

Total noninterest income was $1.3 million in the second quarter of 2019 compared to $1.3 million in the second quarter of 2018. Excluding nonrecurring income from life insurance contracts totaling $229 thousand in the second quarter of 2018 and net gains from the sale of bank premises totaling $121 thousand in the second quarter of 2019, noninterest income increased $107 thousand for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Deposit account-based service charges and fees increased due to the increased number of accounts and deposit balances resulting from the Great State merger. Mortgage origination fees increased by $59 thousand in the quarter to quarter comparison due to increased demand and new markets as a result of the Great State merger.

Total noninterest expenses increased by $617 thousand for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Salary and benefit costs increased by $495 thousand due to the increase in employees resulting from the Great State acquisition. Occupancy and equipment expenses increased by $87 thousand and data processing expenses increased by $62 thousand from the second quarter of 2018 to 2019, due to the addition of three branch facilities and two loan production offices from the Great State merger. Amortization of core deposit intangibles increased by $148 thousand in the quarter to quarter comparison; however, this increase was offset by a decrease of $299 thousand in merger related expenses as no merger related expenses occurred during the second quarter of 2019.

Income tax expense increased by $167 thousand for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, due mainly to the $903 thousand increase in net income before income taxes.

Results of Operations for the Six Months ended June 30, 2019 and 2018

For the six months ended June 30, 2019, total interest income increased by $4.1 million compared to the six-month period ended June 30, 2018. As noted in the above discussion, interest income on loans was impacted by a increase in the accretion of purchase discounts applied to the loan portfolios acquired in the Great State and Cardinal mergers. Accretion of purchased loan discounts increased interest income by $921 thousand in the first six months of 2019 compared to just $287 thousand in the first six months of 2018, representing an increase of $634 thousand. Earnings for the first six months of 2019 represented an annualized ROAA of 1.02% and an annualized ROATE of 9.75%, compared to 0.73% and 7.32%, respectively, for the first six months of 2018.

Interest expense on deposits increased by $532 thousand for the six-months ended June 30, 2019 compared to the same period last year due to the addition of interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $219 thousand in the first six months of 2019, compared to $53 thousand in the first six months of 2018, representing an increase of $166 thousand. The increase was again due to the Great State merger. Interest on borrowings decreased by $27 thousand due to overnight borrowings which were accessed in the second quarter of 2018, but not in the same period of 2019.

The provision for loan losses for the six-month period ended June 30, 2019 was $514 thousand, compared to $145 thousand for the six-month period ended June 30, 2018. The increase in 2019 was due to the overall loan growth experienced in the first six months of 2019 compared to 2018, combined with an increase in classified assets during the same period. The Bank’s loan portfolio increased $13.4 million in the first six months of 2019, compared to $7.9 million in the first six months of 2018.

Noninterest income increased by $108 thousand for the first six months of 2019, compared to the same period in 2018. Deposit account-based service charges and fees increased by $179 thousand due to growth and expansion of fee-based products. As noted above nonrecurring gains from bank premise sales totaled $121 thousand in 2019, and nonrecurring proceeds from life insurance contracts totaled $229 thousand in 2018. Excluding these nonrecurring transactions, noninterest income increased by $216 thousand for the six-month period ended June 30, 2019, compared to the same period last year.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Six Months ended June 30, 2019 and 2018, continued

Total noninterest expenses increased by $1.6 million for the six-month period ended June 30, 2019, compared to the same period in 2018. Salary and benefit cost increased by $1.1 million due to the increase in employees resulting from the Great State acquisition. Occupancy and equipment expenses increased by $183 thousand and data processing expenses increased by $129 thousand from the first six months of 2018 to 2019, due to the addition of three branch facilities and two loan production offices from the Great State merger. Amortization of core deposit intangibles increased by $297 thousand for the first six months of 2019, compared to same period in 2018. This increase was offset by a decrease in merger related expenses of $497 thousand as no merger related expenses occurred during 2019.

In total, income before taxes increased by $1.7 million over the first six months of 2019 compared to the first six months of 2018. Income tax expense increased by $303 thousand over the prior year, resulting in an increase in net income of $1.4 million for the six months ended June 30, 2019, compared to the same period in 2018.

Financial Condition

Total assets remained flat from December 31, 2018 to June 30, 2019.  Cash and cash equivalent balances decreased by $6.9 million and investment securities decreased by $4.3 million.  The reduction in cash and investments was used to fund total loan growth of $13.3 million as well as a reduction in total deposits of $3.2 million.

Total deposits decreased by $3.2 million from December 31, 2018 to June 30, 2019. Noninterest bearing deposits increased by $1.0 million from December 31, 2018 to June 30, 2019, while interest bearing deposits decreased by $4.2 million over the same time period. Competition for deposits continues to increase in many of our markets, however, our liquidity position has continued to allow us to fund our balance sheet without “paying up” for high rate, volatile deposits. As a result, our net interest margin remains strong at a rate of 4.54%.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $6.33 million at December 31, 2018 to $5.40 million at June 30, 2019. Foreclosed assets consisted of one property totaling $753 thousand as of December 31, 2018, which was subsequently sold during the first quarter of 2019. There were no loans past due more than ninety days and still accruing interest at June 30, 2019 and December 31, 2018.

Nonaccrual loans decreased from $5.58 million at December 31, 2018 to $5.40 million at June 30, 2019. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

(dollars in thousands)	June 30, 2019	December 31, 2018

Nonperforming Assets
Nonaccrual loans	$5,404	$5,579
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	5,404	5,579
Foreclosed assets	-	753
Total nonperforming assets	$5,404	$6,332

Nonperforming assets to total assets	0.79%	0.93%
Nonperforming loans to total loans	0.98%	1.04%

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

At June 30, 2019, the allowance for loan losses included $286 thousand specifically reserved for impaired loans in the amount of $6.7 million.  Based on impairment analysis, loans totaling $3.0 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2018 totaled $10.3 million, of which $6.9 million required specific reserves of $300 thousand.

Summary of Loan Loss Experience

(dollars in thousands)	Six months ended June 30, 2019	Six months ended June 30, 2018	Year ended December 31, 2018
Total loans outstanding at end of period	$549,820	$432,780	$536,465

Allowance for loan losses, beginning of period	$3,495	$3,453	$3,453

Charge offs:
Construction & development	-	(20)	(20)
Farmland	(14)	-	-
Residential	(32)	(117)	(117)
Commercial mortgage	(41)	(142)	(142)
Commercial & agricultural	(63)	-	(23)
Consumer & other	(95)	(109)	(175)
Total charge-offs	(245)	(388)	(477)

Recoveries:
Construction & development	-	-	-
Farmland	-	34	34
Residential	8	19	44
Commercial mortgage	28	-	69
Commercial & agricultural	4	4	9
Consumer & other	14	14	38
Total recoveries	54	71	194
Net charge-offs	(191)	(317)	(283)

Provision for allowance	514	145	325
Allowance for loan losses at end of period	$3,818	$3,281	$3,495

Ratios:
Allowance for loan losses to loans at end of period	0.69%	0.76%	0.65%
Net charge-offs to allowance for loan losses	2.38%	9.66%	8.10%
Net charge-offs to provisions for loan losses	17.70%	218.62%	87.08%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2019 totaled $5.4 million, or 0.99% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $79.0 million at June 30, 2019 compared to $75.6 million at December 31, 2018. The increase was due to earnings of $3.4 million, plus other comprehensive income of $1.0 million, less the payment of dividends of $746 thousand, less common stock repurchases of $235 thousand. Book value increased from $12.17 per share at December 31, 2018 to $12.76 per share at June 30, 2019. Skyline remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.83%, 12.83%, 13.53%, and 10.65%, respectively, as of June 30, 2019.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $40.5 million at June 30, 2019. The Bank had no balances outstanding on these lines as of June 30, 2019 and December 31, 2018, respectively. In addition, the Bank has the ability to borrow up to approximately $168.3 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral. The Bank had no FHLB Advances outstanding at June 30, 2019 and December 31, 2018. The Bank had no debt outstanding classified as long-term at June 30, 2019 or December 31, 2018.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2019, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to the benefits of or other expectations regarding the Great State merger, future financial performance, and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: the ability to implement integration plans associated with the Great State merger, which integration may be more difficult, time-consuming or costly than expected; disruptions to customer and employee relationships and business operations caused by the Great State merger or otherwise; the ability to achieve the expected revenues, cost savings and synergies contemplated by the Great State merger within the expected time frame, or at all; changes in interest rates, general economic conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

10.1

Executive Employment Agreement, dated June 1, 2019 between Parkway Acquisition Corp. and Blake M. Edwards (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019 and incorporated by reference herein).

10.2

Change in Control Agreement, dated June 1, 2019 between Parkway Acquisition Corp. and Rodney R. Halsey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2019 and incorporated by reference herein).

10.3

Change in Control Agreement, dated June 1, 2019 between Parkway Acquisition Corp. and Lorina C. Vaught (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2019 and incorporated by reference herein).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 14, 2019	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer