Form 10-Q
period 2019-09-30
Parkway Acquisition Corp.
filed 2019-11-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333- 209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 6,148,275 shares of Common Stock, no par value per share, outstanding as of November 13, 2019.

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(dollars in thousands)	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,913	$8,858
Interest-bearing deposits with banks	30,314	12,159
Federal funds sold	2,965	18,990
Investment securities available for sale	34,702	45,428
Restricted equity securities	2,394	2,053
Loans, net of allowance for loan losses of $3,972 at September 30, 2019 and $3,495 at December 31, 2018	558,238	532,970
Cash value of life insurance	17,737	17,413
Foreclosed assets	-	753
Properties and equipment, net	21,387	20,685
Accrued interest receivable	2,066	2,084
Core deposit intangible	3,262	3,892
Goodwill	3,257	3,198
Deferred tax assets, net	1,022	1,853
Other assets	9,923	9,948
	$695,180	$680,284

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$164,673	$160,166
Interest-bearing	437,287	441,702
Total deposits	601,960	601,868

FHLB Advances	10,000	-
Accrued interest payable	204	89
Other liabilities	3,157	2,705
	615,321	604,662
Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,148,275 and 6,213,275 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Surplus	40,889	41,660
Retained earnings	39,879	35,929
Accumulated other comprehensive loss	(909)	(1,967)
	79,859	75,622
	$695,180	$680,284

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,451	$7,063	$21,712	$17,420
Interest-bearing deposits in banks	47	27	145	62
Federal funds sold	62	89	241	127
Interest on taxable securities	229	301	769	898
Dividends	11	13	72	52
	7,800	7,493	22,939	18,559
Interest expense
Deposits	770	558	2,040	1,296
Interest on borrowings	3	6	3	33
	773	564	2,043	1,329
Net interest income	7,027	6,929	20,896	17,230

Provision for loan losses	151	113	665	258
Net interest income after provision for loan losses	6,876	6,816	20,231	16,972

Noninterest income
Service charges on deposit accounts	448	413	1,184	1,132
Other service charges and fees	512	473	1,524	1,323
Net realized gains on securities	49	-	45	5
Mortgage origination fees	89	137	299	281
Increase in cash value of life insurance	108	97	324	319
Life insurance income	-	74	-	303
Other income	67	32	229	87
	1,273	1,226	3,605	3,450
Noninterest expenses
Salaries and employee benefits	3,306	3,161	9,725	8,459
Occupancy and equipment	758	709	2,197	1,965
Foreclosed asset expense, net	-	18	2	16
Data processing expense	401	351	1,132	953
FDIC Assessments	(89)	47	55	185
Advertising	148	148	441	424
Bank franchise tax	111	109	333	319
Director fees	57	69	205	199
Professional fees	118	120	480	340
Telephone expense	102	115	282	302
Core deposit intangible amortization	193	219	630	359
Merger related expenses	-	359	-	856
Other expense	499	482	1,581	1,372
	5,604	5,907	17,063	15,749
Net income before income taxes	2,545	2,135	6,773	4,673

Income tax expense	511	420	1,339	945
Net income	$2,034	$1,715	$5,434	$3,728

Net income per share	$0.33	$0.28	$0.88	$0.69
Weighted average shares outstanding	6,174,851	6,213,275	6,179,909	5,423,042
Dividends declared per share	$0.12	$0.10	$0.24	$0.21

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)

Net Income	$5,434	$3,728

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	1,385	(1,066)
Tax related to unrealized (gains) losses	(292)	224
Reclassification of net realized gains during the period	(45)	(5)
Tax related to realized gains	10	1

Total other comprehensive income (loss)	1,058	(846)
Total comprehensive income	$6,492	$2,882

	Three Months Ended
	September 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)

Net Income	$2,034	$1,715

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	123	(222)
Tax related to unrealized (gains) losses	(27)	47
Reclassification of net realized gains during the period	(49)	-
Tax related to realized gains	11	-

Total other comprehensive income (loss)	58	(175)
Total comprehensive income	$2,092	$1,540

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2019 and 2018 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	1,665	-	1,665
Other comprehensive income	-	-	-	-	567	567
Dividends paid ($0.12 per share)	-	-	-	(746)	-	(746)

Balance, March 31, 2019	6,213,275	$-	$41,660	$36,848	$(1,400)	$77,108

Net income	-	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	-	433	433
Common stock repurchased	(20,000)	-	(235)	-	-	(235)

Balance, June 30, 2019	6,193,275	$-	$41,425	$38,583	$(967)	$79,041

Net income	-	-	-	2,034	-	2,034
Other comprehensive income	-	-	-	-	58	58
Dividends paid ($0.12 per share)	-	-	-	(738)	-	(738)
Common stock repurchased	(45,000)	-	(536)	-	-	(536)

Balance, September 30, 2019	6,148,275	$-	$40,889	$39,879	$(909)	$79,859

Balance, December 31, 2017	5,021,376	$-	$26,166	$32,526	$(1,510)	$57,182

Net income	-	-	-	1,014	-	1,014
Other comprehensive loss	-	-	-	-	(473)	(473)
Dividends paid ($0.10 per share)	-	-	-	(502)	-	(502)

Balance, March 31, 2018	5,021,376	$-	$26,166	$33,038	$(1,983)	$57,221

Net income	-	-	-	999	-	999
Other comprehensive loss	-	-	-	-	(198)	(198)

Balance, June 30, 2018	5,021,376	$-	$26,166	$34,037	$(2,181)	$58,022

Net income	-	-	-	1,715	-	1,715
Other comprehensive loss	-	-	-	-	(175)	(175)
Issuance of common stock in connection with acquisition of Great State Bank	1,191,899	-	15,495	-	-	15,495
Redemption of fractional shares Issued in acquisition of Great State Bank	-	-	(1)	-	-	(1)
Dividends paid ($0.10 per share)	-	-	-	(621)	-	(621)

Balance, September 30, 2018	6,213,275	$-	$41,660	$35,131	$(2,356)	$74,435

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$5,434	$3,728
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	900	916
Amortization of core deposit intangible	630	359
Accretion of loan discount and deposit premium, net	(1,661)	(927)
Provision for loan losses	665	258
Deferred income taxes	495	972
Net realized gains on securities	(45)	(5)
Accretion of discount on securities, net of amortization of premiums	335	396
Deferred compensation	(25)	28
Gains on sale of properties and equipment	(122)	-
Life insurance income	-	(303)
Changes in assets and liabilities:
Cash value of life insurance	(324)	(319)
Accrued interest receivable	18	(59)
Other assets	21	(112)
Accrued interest payable	115	100
Other liabilities	477	(567)
Net cash provided by operating activities	6,913	4,465

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(1,037)	-
Sales	8,914	18,366
Maturities/calls/paydowns	3,898	4,461
Purchases of restricted equity securities	(341)	(142)
Net increase in loans	(24,582)	(17,492)
Proceeds from life insurance contracts	-	672
Proceeds from sale of foreclosed assets	753	475
Purchases of property and equipment, net of sales	(1,480)	(2,624)
Cash received in business combination	-	25,761
Net cash (used in) provided by investing activities	(13,875)	29,477

Cash flows from financing activities
Net increase (decrease) in deposits	402	(17,452)
Net change in FHLB advances	10,000	(1,000)
Cash paid for fractional shares	-	(1)
Common stock repurchased	(771)	-
Dividends paid	(1,484)	(1,123)
Net cash provided by (used in) financing activities	8,147	(19,576)
Net increase in cash and cash equivalents	1,185	14,366

Cash and cash equivalents, beginning	40,007	22,875
Cash and cash equivalents, ending	$41,192	$37,241

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2019 and 2018

Supplemental disclosure of cash flow information
Interest paid	$1,928	$1,189
Taxes paid	$300	$10

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$1,058	$(846)
Transfers of loans to foreclosed properties	$-	$410

Business combinations
Assets acquired (excluding goodwill)	$-	$145,480
Liabilities assumed	$-	$133,551
Net assets	$-	$11,929
Goodwill recorded	$-	$3,764
Stock issued to acquire Great State Bank	$-	$15,495

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

The consolidated financial statements as of September 30, 2019 and for the nine-month and three-month periods ended September 30, 2019 and 2018 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the nine-month and three-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Troubled Debt Restructurings

Under U.S. generally accepted accounting principles (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

	Years

Buildings and improvements	10	-	40
Furniture and equipment	5	-	12

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed.  The Company has selected July 1 as the date to perform the annual impairment test.  The annual impairment test was performed for July 1, 2019, with no impairment found on the goodwill.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangibles that represent the value of long-term deposit relationships acquired in a business combination.  Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired.  The core deposit intangible as a result of the Cardinal merger, is amortized over an estimated useful life of twenty years on an accelerated basis.  For the core deposit intangible as a result of the Great State merger, we used an estimated useful life of seven years on an accelerated basis for the amortization.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total
Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive loss before reclassifications	(842)	-	(842)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4)	-	(4)
Balance September 30, 2018	$(1,369)	$(987)	$(2,356)

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive gain before reclassifications	1,093	-	1,093
Amounts reclassified from accumulated other comprehensive gain, net of tax	(35)	-	(35)
Balance September 30, 2019	$129	$(1,038)	$(909)

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

Effective January 1, 2019, we adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.  At September 30, 2019 future minimum lease payments were approximately $681 thousand.  Based on our evaluation the adoption of the guidance was immaterial to our financial position, results of operations, and cash flows.  There will not be a material change to the timing of expense recognition.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 to change the accounting for credit losses and modify the impairment model for certain debt securities. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios.  In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.  In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB.  On October 16, 2019 the proposed changes were approved by the FASB.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient.  The amendments were effective for the Company for reporting periods beginning after December 15, 2018 and did not have a material effect on its financial statements.

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

In July 2019, the FASB updated various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

(dollars in thousands)	As Reported by	Fair Value		As Reported by
	Great State	Adjustments		Parkway
Assets

Cash and cash equivalents	$25,761	$-	-	$25,761
Investment securities	19,630	(229)	(a)	19,401
Restricted equity securities	523	-	-	523
Loans	97,549	(2,441)	(b)	95,108
Allowance for loan losses	(1,436)	1,436	(c)	-
Property and equipment	1,207	189	(d)	1,396
Intangible assets	-	2,425	(e)	2,425
Accrued interest receivable	334	-	-	334
Other assets	599	(151)	(f)	448
Total assets acquired	$144,167	$1,229		$145,396

Liabilities

Deposits	$129,611	$940	(g)	$130,551
Borrowings	2,000	-	-	2,000
Accrued interest payable	40	-	-	40
Other liabilities	352	17	(h)	369
Total liabilities acquired	$132,003	$957		$132,960

Net assets acquired				12,436
Elimination of Company’s existing investment in Great State				198
Stock consideration				15,495
Goodwill				$3,257

Explanation of fair value adjustments:

(a)	Reflects the opening fair value of securities portfolio, which was established as the new book basis of the portfolio.

(b)	Reflects the fair value adjustment based on the Company’s third party valuation report.

(c)	Existing allowance for loan losses eliminated to reflect accounting guidance.

(d)	Estimated adjustment to Great State’s real property based upon third-party appraisals and the Company’s evaluation of equipment and other fixed assets.

(e)	Reflects the recording of the estimated core deposit intangible based on the Company’s third party valuation report.

(f)	Recording of deferred tax asset generated by the net fair value adjustments (tax rate = 21%).

(g)	Estimated fair value adjustment to time deposits based on the Company’s third party valuation report on deposits assumed.

(h)	Reflects the fair value adjustment based on the Company’s evaluation of acquired other liabilities.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 2.  Business Combinations, continued

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2018.  Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger.  Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.  Pre-tax merger-related costs of $856 thousand and $359 thousand included in the Company’s consolidated statements of operations for the nine months and three months ended September 30, 2018 and are not included in the pro forma statements below.

	Nine Months ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Net interest income	$20,566	$17,393
Net income (a)	$5,173	$3,857

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.83	$0.62

	Three Months ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Net interest income	$6,925	$6,774
Net income (a)	$1,953	$1,593

Basic and diluted weighted average shares outstanding (b)	6,213,275	6,213,275
Basic and diluted earnings per common share	$0.31	$0.26

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2019 and December 31, 2018 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
Available for sale:
U.S. Government Agencies	$246	$4	$-	$250
Mortgage-backed securities	20,201	89	(50)	20,240
Corporate securities	1,500	-	(98)	1,402
State and municipal securities	12,592	218	-	12,810
	$34,539	$311	$(148)	$34,702
December 31, 2018
Available for sale:
U.S. Government Agencies	$244	$1	$-	$245
Mortgage-backed securities	25,627	1	(865)	24,763
Corporate securities	2,970	-	(181)	2,789
State and municipal securities	17,764	31	(164)	17,631
	$46,605	$33	$(1,210)	$45,428

Restricted equity securities were $2.4 million and $2.1 million at September 30, 2019 and December 31, 2018, respectively.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System.  The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following table details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Available for sale:
Mortgage-backed securities	$11,791	$(49)	$1,011	$(1)	$12,802	$(50)
Corporate securities	-	-	1,402	(98)	1,402	(98)
State and municipal securities	-	-	-	-	-	-
Total securities available for sale	$11,791	$(49)	$2,413	$(99)	$14,204	$(148)

December 31, 2018
Available for sale:
Mortgage-backed securities	$450	$(1)	$24,227	$(864)	$24,677	$(865)
Corporate securities	-	-	2,789	(181)	2,789	(181)
State and municipal securities	5,518	(19)	6,834	(145)	12,352	(164)
Total securities available for sale	$5,968	$(20)	$33,850	$(1,190)	$39,818	$(1,210)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At September 30, 2019, 13 debt securities with unrealized losses had depreciated 1.03 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2019. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $8.9 million and $5.0 million for the nine-month and three-month periods ended September 30, 2019 and 2018, respectively. There were gross realized losses of $14 thousand and $4 thousand in the nine-month periods ended September 30, 2019 and 2018, respectively, that resulted from investment securities being called prior to their scheduled maturity. Gross proceeds from called securities totaled $1.15 million and $50 thousand for the nine-month periods ended September 30, 2019 and 2018, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2019	2018	2019	2018

Realized gains	$88	$9	$56	$-
Realized losses	(43)	(4)	(7)	-
	$45	$5	$49	$-

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

The scheduled maturities of securities available for sale at September 30, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$513	$515
Due after one year through five years	8,468	8,525
Due after five years through ten years	14,284	14,344
Due after ten years	11,274	11,318
	$34,539	$34,702

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $14.4 million and $13.9 million at September 30, 2019 and December 31, 2018, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Construction & development	$35,564	$33,449
Farmland	34,953	33,291
Residential	251,091	235,689
Commercial mortgage	187,549	176,192
Commercial & agricultural	33,064	37,491
Consumer & other	19,989	20,353
Total loans	562,210	536,465
Allowance for loan losses	(3,972)	(3,495)
Loans, net of allowance for loan losses	$558,238	$532,970

As of September 30, 2019 and December 31, 2018, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of September 30, 2019 and December 31, 2018:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended September 30, 2019
Allowance for loan losses:
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818
Charge-offs	-	-	-	-	(14)	(59)	(73)
Recoveries	-	-	-	41	2	33	76
Provision	13	(9)	92	16	(10)	49	151
Balance, September 30, 2019	$298	$531	$1,822	$909	$270	$142	$3,972

For the Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, June 30, 2018	$256	$339	$1,695	$619	$283	$89	$3,281
Charge-offs	-	-	-	-	-	(30)	(30)
Recoveries	-	-	20	48	2	10	80
Provision	(2)	(3)	71	9	2	36	113
Balance, September 30, 2018	$254	$336	$1,786	$676	$287	$105	$3,444

For the Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(14)	(32)	(41)	(77)	(154)	(318)
Recoveries	-	-	8	69	6	47	130
Provision	52	160	39	199	60	155	665
Balance, September 30, 2019	$298	$531	$1,822	$909	$270	$142	$3,972

For the Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(20)	-	(117)	(142)	-	(139)	(418)
Recoveries	-	34	39	48	6	24	151
Provision	35	(56)	(11)	151	(1)	140	258
Balance, September 30, 2018	$254	$336	$1,786	$676	$287	$105	$3,444

September 30, 2019
Allowance for loan losses:
Ending Balance	$298	$531	$1,822	$909	$270	$142	$3,972
Ending balance: individually evaluated for impairment	$-	$36	$-	$-	$-	$-	$36
Ending balance: collectively evaluated for impairment	$298	$495	$1,822	$909	$270	$142	$3,936
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$35,564	$34,953	$251,091	$187,549	$33,064	$19,989	$562,210
Ending balance: individually evaluated for impairment	$-	$4,113	$915	$-	$-	$-	$5,028
Ending balance: collectively evaluated for impairment	$35,564	$30,840	$250,023	$187,220	$32,868	$19,989	$556,504
Ending balance: purchased credit impaired loans	$-	$-	$153	$329	$196	$-	$678

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

As of September 30, 2019 and December 31, 2018, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2019 and December 31, 2018, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

September 30, 2019
Real Estate Secured:
Construction & development	$32,220	$3,180	$-	$164	$35,564
Farmland	23,843	4,374	177	6,559	34,953
Residential	228,940	19,636	999	1,516	251,091
Commercial mortgage	158,753	23,195	1,217	4,384	187,549
Non-Real Estate Secured:
Commercial & agricultural	28,968	3,169	118	809	33,064
Consumer & other	19,684	305	-	-	19,989
Total	$492,408	$53,859	$2,511	$13,432	$562,210

December 31, 2018
Real Estate Secured:
Construction & development	$31,237	$2,044	$147	$21	$33,449
Farmland	23,250	4,933	750	4,358	33,291
Residential	213,670	18,794	299	2,926	235,689
Commercial mortgage	148,179	23,468	1,212	3,333	176,192
Non-Real Estate Secured:
Commercial & agricultural	33,537	2,908	70	976	37,491
Consumer & other	18,975	1,364	-	14	20,353
Total	$468,848	$53,511	$2,478	$11,628	$536,465

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2019 and December 31, 2018:

Analysis of Past Due and Nonaccrual Loans

			90 Days				90+ Days Past Due
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	or More Past Due	Total Past Due	Current	Total Loans	and Still Accruing	Nonaccrual Loans

September 30, 2019
Real Estate Secured:
Construction & development	$2	$-	$10	$12	$35,552	$35,564	$-	$10
Farmland	-	-	1,303	1,303	33,650	34,953	-	3,993
Residential	384	49	355	788	250,303	251,091	-	366
Commercial mortgage	116	-	-	116	187,433	187,549	-	202
Non-Real Estate Secured:
Commercial & agricultural	52	-	241	293	32,771	33,064	-	245
Consumer & other	8	2	-	10	19,979	19,989	-	-
Total	$562	$51	$1,909	$2,522	$559,688	$562,210	$-	$4,816

December 31, 2018
Real Estate Secured:
Construction & development	$29	$-	$-	$29	$33,420	$33,449	$-	$-
Farmland	71	100	989	1,160	32,131	33,291	-	3,914
Residential	762	145	241	1,148	234,541	235,689	-	653
Commercial mortgage	-	-	604	604	175,588	176,192	-	740
Non-Real Estate Secured:
Commercial & agricultural	7	-	264	271	37,220	37,491	-	264
Consumer & other	12	18	8	38	20,315	20,353	-	8
Total	$881	$263	$2,106	$3,250	$533,215	$536,465	$-	$5,579

Impaired Loans

A loan is considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Smaller balance homogenous loans may be collectively evaluated for impairment. Non-homogenous impaired loans are either measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent, or measured based on the present value of expected future cash flows if not collateral dependent. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of the principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of September 30, 2019 and December 31, 2018, respectively, the recorded investment in impaired loans totaled $9.4 million and $10.3 million. The total amount of collateral-dependent impaired loans at September 30, 2019 and December 31, 2018, respectively, was $2.6 million and $2.8 million. As of September 30, 2019 and December 31, 2018, respectively, $2.9 million and $3.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $6.9 million and $7.3 million in TDR loans included in impaired loans at September 30, 2019 and December 31, 2018, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2019 and December 31, 2018, respectively, $4.3 million and $4.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $224 thousand and $259 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2019 and December 31, 2018:

Impaired Loans

				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2019
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-	$-	$-
Farmland	2,882	2,882	-	3,017	14	2,952	5
Residential	-	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Subtotal	2,882	2,882	-	3,017	14	2,952	5

With an allowance recorded:
Construction & development	74	74	4	77	4	75	1
Farmland	1,540	1,540	46	1,558	53	1,547	17
Residential	4,716	4,866	198	5,099	197	4,804	62
Commercial mortgage	193	237	10	270	9	194	3
Commercial & agricultural	33	33	2	35	2	34	1
Consumer & other	3	3	-	4	-	3	-
Subtotal	6,559	6,753	260	7,043	265	6,657	84

Totals:
Construction & development	74	74	4	77	4	75	1
Farmland	4,422	4,422	46	4,575	67	4,499	22
Residential	4,716	4,866	198	5,099	197	4,804	62
Commercial mortgage	193	237	10	270	9	194	3
Commercial & agricultural	33	33	2	35	2	34	1
Consumer & other	3	3	-	4	-	3	-
Total	$9,441	$9,635	$260	$10,060	$279	$9,609	$89

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s TDRs as of September 30, 2019 and September 30, 2018:

For the Nine Months Ended September 30, 2019

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$9	$11	-	$-	$-
Farmland	1	38	37	-	-	-
Residential	1	117	128	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$164	$176	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2019, three loans were modified that were considered to be a TDRs. Term concessions were granted on all the loans and two loans had additional funds advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2019.

For the Three Months Ended September 30, 2019

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$9	$11	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$9	$11	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended September 30, 2019, one loan was modified that was considered to be a TDR. Term concessions were granted on this loan and additional funds advance for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2019.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

For the Nine Months Ended September 30, 2018

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	80	95	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	2	$80	$95	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2018, two loans were modified that were considered to be TDRs. Term concessions were granted and additional funds were advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2018.

During the three months ended September 30, 2018, no loans were modified that were considered to be TDRs. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2018.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Residential	$153	$167
Commercial mortgage	329	347
Commercial & agricultural	196	200
Outstanding balance	$678	$714

Carrying amount	$678	$714

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the nine months ended September 30, 2019. Purchased credit impaired loans acquired during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

December 31,
(dollars in thousands)	2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221
$2,178

Cash flows expected to be collected at acquisition	$1,781
Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018

Loans at beginning of year	$714	$-
Loans purchased during the year	$-	$1,781
Loans at end of period	$678	$714

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018

Service cost	$-	$-	$-	$-
Interest cost	138	129	46	43
Expected return on plan assets	(414)	(432)	(138)	(144)
Amortization of prior service cost	-	-	-	-
Recognized net loss due to settlement	36	-	36	-
Recognized net actuarial (gain)/loss	30	24	10	8
Net periodic benefit cost	$(210)	$(279)	$(46)	$(93)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2018 and there is no required contribution for 2019. Based on this we do not anticipate making a contribution to the plan in 2019.

Note 7. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the nine-month period ended September 30, 2019 and for the year ended December 31, 2018 is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018

Beginning of year	$3,198	$-
Acquired goodwill as result of Great State merger	-	3,198
Measurement period adjustment	59	-
Impairment	-	-
End of the period	$3,257	$3,198

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018

Balance at beginning of year, net	$3,892	$2,045
Core deposit intangible as result of Great State merger	-	2,425
Amortization expense	(630)	(578)
Net book value	$3,262	$3,892

Aggregate amortization expense was $630 thousand and $359 thousand for the nine-month periods ended September 30, 2019 and 2018, respectively. Aggregate amortization expense was $193 thousand and $219 thousand for the three-month periods ended September 30, 2019 and 2018, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018

Commitments to extend credit	$89,251	$76,977
Standby letters of credit	1,163	1,227
	$90,414	$78,204

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2019 and December 31, 2018 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019

Financial Instruments – Assets
Net Loans	$558,238	$548,269	$-	$548,066	$203

Financial Instruments – Liabilities
Time Deposits	190,166	190,241	-	190,241	-
FHLB Advances	10,000	9,973	9,973	-	-

December 31, 2018

Financial Instruments – Assets
Net Loans	$532,970	$529,155	$-	$528,784	$371

Financial Instruments – Liabilities
Time Deposits	180,143	176,188	-	176,188	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2019
Investment securities available for sale
U.S. Government Agencies	$250	$-	$250	$-
Mortgage-backed securities	20,240	-	20,240	-
Corporate securities	1,402	-	1,402	-
State and municipal securities	12,810	-	12,810	-
Total assets at fair value	$34,702	$-	$34,702	$-

December 31, 2018
Investment securities available for sale
U.S. Government Agencies	$245	$-	$245	$-
Mortgage-backed securities	24,763	-	24,763	-
Corporate securities	2,789	-	2,789	-
State and municipal securities	17,631	-	17,631	-
Total assets at fair value	$45,428	$-	$45,428	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. There were no significant transfers between levels during the nine and three month periods ended September 30, 2019 and the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2019
Impaired loans	$203	$-	$-	$203
Foreclosed assets	-	-	-	-
Total assets at fair value	$203	$-	$-	$203

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2018
Impaired loans	$371	$-	$-	$371
Foreclosed assets	753	-	-	753
Total assets at fair value	$1,124	$-	$-	$1,124

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2019	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$203	$371	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$753	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Note 10.  Borrowings

At December 31, 2018, the Bank had no debt outstanding classified as short-term or long-term.

At September 30, 2019, the Bank had established unsecured federal funds lines from correspondent banks totaling $52.5 million to provide additional liquidity if, and as needed.  The Bank had no balances outstanding on these lines as of September 30, 2019 and December 31, 2018, respectively.  In addition, the Bank has the ability to borrow up to approximately $160.0 million from the FHLB, subject to the pledging of collateral.

At September 30, 2019, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB.  The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on September 6, 2029.  Interest on the advance was fixed at 0.435 percent and the advance is convertible by FHLB to a variable rate quarterly beginning on December 6, 2019.  The Bank has the option to repay the advance amount in whole or in part on the conversion date.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2019 and December 31, 2018, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital (to risk weighted assets)	$76,739	13.45%	$45,633	8.00%	$57,041	10.00%
Tier 1 Capital (to risk weighted assets)	$72,737	12.75%	$34,224	6.00%	$45,633	8.00%
Common Equity Tier 1 (to risk weighted assets)	$72,737	12.75%	$25,668	4.50%	$37,077	6.50%
Tier 1 Capital (to average total assets)	$72,737	10.80%	$26,928	4.00%	$33,660	5.00%

December 31, 2018
Total Capital (to risk weighted assets)	$71,424	13.00%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital (to risk weighted assets)	$67,899	12.36%	$32,958	6.00%	$43,943	8.00%
Common Equity Tier 1 (to risk weighted assets)	$67,899	12.36%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital (to average total assets)	$67,899	10.08%	$26,932	4.00%	$33,664	5.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016.  The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%.  Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.  The Banks’s capital conservation buffer is 5.45% as of September 30, 2019.

Note 12. Subsequent Events

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2019 and 2018

Parkway recorded net income of $2.0 million, or $0.33 per share for the quarter ended September 30, 2019 compared to net income of $1.7 million, or $0.28 per share for the same period in 2018.  Income tax expense totaled $511 thousand for the third quarter of 2019 compared to $420 thousand for the third quarter of 2018.  Net income before income taxes totaled $2.5 million or $0.41 per share for the quarter ended September 30, 2019 compared to $2.1 million or $0.34 per share for the same period in 2018.  Third quarter earnings represented an annualized return on average assets (“ROAA”) of 1.19% and an annualized return on average equity (“ROAE”) of 10.16% for the quarter ended September 30, 2019, compared to 0.99% and 10.27%, respectively, for the quarter ended September 30, 2018.

Total interest income increased by $307 thousand for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, while interest expense on deposits increased by $212 thousand over the same period.  The increase in interest income was attributable to the $388 thousand increase in interest income on loans, primarily as a result of the $24.7 million increase in loans from September 30, 2018 to September 30, 2019. Accretion of purchased loan discounts increased interest income by $430 thousand in the third quarter of 2019 compared to $443 thousand in the third quarter of 2018, representing a decrease of $13 thousand.

Interest expense on deposits increased by $212 thousand for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 due to increases in rates paid on deposits.  Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $90 thousand in the third quarter of 2019, compared to $144 thousand in the third quarter of 2018, representing a decrease of $54 thousand.

The provision for loan losses was $151 thousand for the quarter ended September 30, 2019, compared to $113 thousand for the quarter ended September 30, 2018. The increase in the provision was due mainly to growth in the Bank’s loan portfolio as total loans increased by $12.4 million in the third quarter of 2019. The reserve for loan losses at September 30, 2019 was approximately 0.71% of total loans, compared to 0.64% at September 30, 2018.

Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal. As of September 30, 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $3.6 million. This remaining unaccreted discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios. When combined with the allowance for loan losses of $4.0 million at September 30, 2019, we have a reserve of approximately 1.35% of total loans, a non-GAAP measure.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended September 30, 2019 and 2018, continued

Total noninterest income was $1.3 million in the third quarter of 2019 compared to $1.2 million in the third quarter of 2018. Deposit account-based service charges and fees increased by $74 thousand due to a change in overdraft fees and increased usage during the quarter. There was $49 thousand in net realized gains on the sale of investment securities during the quarter that did not occur during the same quarter of 2018. These gains helped to offset a decrease of $48 thousand in mortgage origination fees in the quarter to quarter comparison.

Total noninterest expenses decreased by $303 thousand for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. Salary and benefit costs increased by $145 thousand due to the increase in full time equivalent employees in the quarter to quarter comparison. Occupancy and equipment expenses increased by $49 thousand and data processing expenses increased by $50 thousand from the third quarter of 2018 to 2019. These increases were offset by a decrease of $359 thousand in merger related expenses as no merger related expenses occurred during the third quarter of 2019. Amortization of core deposit intangibles decreased by $26 thousand in the quarter to quarter comparison. The Bank received $49 thousand of its Small Bank Assessment Credits from the Federal Deposit Insurance Corporation (“FDIC”) during the quarter to offset its second quarter FDIC assessment payable during the third quarter. There remains $123 thousand in credits to reduce future FDIC assessments and therefore no additional expense is expected for the remainder of 2019. As a result, FDIC assessments decreased by $136 thousand in the quarter to quarter comparison due to a reversal of previously accrued assessments of $89 thousand.

Income tax expense increased by $91 thousand for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, due mainly to the $410 thousand increase in net income before income taxes.

Results of Operations for the Nine Months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, total interest income increased by $4.4 million compared to the nine-month period ended September 30, 2018.  This increase was primarily the result of an increase of $4.3 million in interest income on loans due to the addition of $95.1 million in loans from the Great State merger, which was effective July 1, 2018, as well as the loan growth experienced in 2019 as previously discussed.  Accretion of purchased loan discounts increased interest income by $1.3 million in the first nine months of 2019 compared to just $730 thousand in the first nine months of 2018, representing an increase of $621 thousand.  Earnings for the first nine months of 2019 represented an annualized ROAA of 1.07% and an annualized ROAE of 9.33%, compared to 0.85% and 8.08%, respectively, for the first nine months of 2018.

Interest expense on deposits increased by $744 thousand for the nine-months ended September 30, 2019 compared to the same period last year due to the addition of interest-bearing deposits from the Great State merger. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $310 thousand in the first nine months of 2019, compared to $197 thousand in the first nine months of 2018, representing an increase of $113 thousand. The increase was due to the Great State merger.

The provision for loan losses for the nine-month period ended September 30, 2019 was $665 thousand, compared to $258 thousand for the nine-month period ended September 30, 2018. The increase in 2019 was due primarily to overall growth in the loan portfolio.

Noninterest income increased by $155 thousand for the first nine months of 2019, compared to the same period in 2018. Deposit account-based service charges and fees increased by $253 thousand due to growth and expansion of fee-based products and a change in overdraft fees. Nonrecurring gains from sale of bank premises and equipment totaled $122 thousand in 2019, and nonrecurring proceeds from life insurance contracts totaled $303 thousand in 2018. Excluding these nonrecurring transactions, noninterest income increased by $336 thousand for the nine-month period ended September 30, 2019, compared to the same period last year.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Nine Months ended September 30, 2019 and 2018, continued

Total noninterest expenses increased by $1.3 million for the nine-month period ended September 30, 2019, compared to the same period in 2018. Salary and benefit cost increased by $1.3 million due to the increase in full time equivalent employees from September 30, 2018 to September 30, 2019. Occupancy and equipment expenses increased by $232 thousand and data processing expenses increased by $179 thousand from the first nine months of 2018 to 2019, due to the addition of three branch facilities and two loan production offices from the Great State merger. Amortization of core deposit intangibles increased by $271 thousand for the first nine months of 2019, compared to same period in 2018. This increase was offset by a decrease in merger related expenses of $856 thousand as no merger related expenses occurred during 2019. FDIC assessments decreased by $130 thousand due to the Small Bank Assessment Credits received from the FDIC discussed above.

In total, income before taxes increased by $2.1 million over the first nine months of 2019 compared to the first nine months of 2018. Income tax expense increased by $394 thousand over the prior year, resulting in an increase in net income of $1.7 million for the nine months ended September 30, 2019, compared to the same period in 2018.

Financial Condition

Total assets were $695.2 million at September 30, 2019, an increase of $14.9 million from $680.3 million at December 31, 2018.  Cash and cash equivalent balances increased by $1.2 million and investment securities decreased by $10.7 million.  Total deposits increased by $92 thousand.  Federal Home Loan Bank (“FHLB”) advances increased by $10.0 million.  The reduction in investments and the increase in FHLB advances was used to fund total loan growth of $25.7 million.

Total deposits increased by $92 thousand from December 31, 2018 to September 30, 2019. Noninterest bearing deposits increased by $4.5 million from December 31, 2018 to September 30, 2019, while interest bearing deposits decreased by $4.4 million over the same time period.  Competition for deposits continues to increase in many of our markets; however, our liquidity and borrowing position has continued to allow us to fund our balance sheet without “paying up” for high rate, volatile deposits.  As a result, our net interest margin remains strong at a rate of 4.51% for the quarter ended September 30, 2019.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $6.3 million at December 31, 2018 to $4.8 million at September 30, 2019.  Foreclosed assets consisted of one property totaling $753 thousand as of December 31, 2018, which was subsequently sold during the first quarter of 2019.  There were no loans past due more than ninety days and still accruing interest at September 30, 2019 or December 31, 2018.

Nonaccrual loans decreased from $5.6 million at December 31, 2018 to $4.8 million at September 30, 2019. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

	September 30,	December 31,
(dollars in thousands)	2019	2018

Nonperforming Assets
Nonaccrual loans	$4,816	$5,579
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	4,816	5,579
Foreclosed assets	-	753
Total nonperforming assets	$4,816	$6,332

Nonperforming assets to total assets	0.69%	0.93%
Nonperforming loans to total loans	0.86%	1.04%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2019, the allowance for loan losses included $260 thousand specifically reserved for impaired loans in the amount of $6.6 million.  Based on impairment analysis, loans totaling $2.9 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2018 totaled $10.3 million, of which $6.9 million required specific reserves of $300 thousand.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(dollars in thousands)	September 30,	September 30,	December 31,
	2019	2018	2018
Total loans outstanding at end of period	$562,210	$537,459	$536,465

Allowance for loan losses, beginning of period	$3,495	$3,453	$3,453

Charge offs:
Construction & development	-	(20)	(20)
Farmland	(14)	-	-
Residential	(32)	(117)	(117)
Commercial mortgage	(41)	(142)	(142)
Commercial & agricultural	(77)	-	(23)
Consumer & other	(154)	(139)	(175)
Total charge-offs	(318)	(418)	(477)

Recoveries:
Construction & development	-	-	-
Farmland	-	34	34
Residential	8	39	44
Commercial mortgage	69	48	69
Commercial & agricultural	6	6	9
Consumer & other	47	24	38
Total recoveries	130	151	194
Net charge-offs	(188)	(267)	(283)

Provision for allowance	665	258	325
Allowance for loan losses at end of period	$3,972	$3,444	$3,495

Ratios:
Allowance for loan losses to loans at end of period	0.71%	0.64%	0.65%
Net charge-offs to allowance for loan losses	4.73%	7.75%	8.10%
Net charge-offs to provisions for loan losses	28.27%	103.49%	87.08%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2019 totaled $4.8 million, or 0.86% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity totaled $79.9 million at September 30, 2019 compared to $75.6 million at December 31, 2018.  The increase of $4.3 million was due to earnings of $5.4 million, plus other comprehensive income of $1.1 million, less the payment of dividends of $1.5 million, less common stock repurchases of $771 thousand.  Book value increased from $12.17 per share at December 31, 2018 to $12.99 per share at September 30, 2019.  The Bank remains well capitalized with Common equity tier 1 capital, Tier 1 risk-based capital, Total risk based capital, and Tier 1 leverage ratios of 12.75%, 12.75%, 13.45%, and 10.80%, respectively, as of September 30, 2019.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Unsecured federal fund lines available from correspondent banks totaled $52.5 million at September 30, 2019.  The Bank had no balances outstanding on these lines as of September 30, 2019 and December 31, 2018, respectively.  In addition, the Bank has the ability to borrow up to approximately $160.0 million from the FHLB, subject to the pledging of collateral.  The Bank had $10.0 million in FHLB Advances outstanding at September 30, 2019 and none outstanding at December 31, 2018.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  At September 30, 2019, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized” as previously discussed above.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: changes in interest rates, general economic conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 14, 2019	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer