Form 10-K
period 2019-12-31
Parkway Acquisition Corp.
filed 2020-03-24
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

 Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	47-5486027 (I.R.S. Employer Identification No.)

101 Jacksonville Circle Floyd, Virginia (Address of principal executive offices)	24091 (Zip Code)

(540) 745-4191

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $68,457,628

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,067,275 shares of Common Stock as of March 23, 2020

DOCUMENTS INCORPORATED BY REFERENCE

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

On March 1, 2018, Parkway entered into a definitive agreement pursuant to which Parkway acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina. The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”). The transaction closed and the merger became effective on July 1, 2018. Each share of Great State common stock was converted into the right to receive 1.21 shares of Parkway common stock. The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger. Parkway was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes. Pursuant to the Great State merger, the Company acquired $145.5 million of assets, including $95.1 million in loans and assumed $133.0 million in liabilities, including $130.6 million of deposits, on July 1, 2018. Valuations of acquired Great State assets and liabilities were subject to refinement for up to one year following the merger date.

   The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty two full-service banking offices and three loan production offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 89.22% of the interest earning assets of the Bank at December 31, 2019, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2019, the Bank had 44.47% of the loan portfolio in single and multi-family housing, 33.46% in non-farm, non-residential real estate loans, 5.99% in farm related real estate loans, and 6.95% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 5.69% of the portfolio at December 31, 2019. Consumer and other loans make up approximately 3.44% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 85.48% of the Bank’s total deposits at December 31, 2019. Certificates of deposit in denominations of $100,000 or more represented the remaining 14.52% of deposits at December 31, 2019.

Market Area

The Bank’s primary market area consists of:

●	all of Grayson County, Virginia

●	all of Floyd County, Virginia

●	all of Carroll County, Virginia

●	all of Wythe County, Virginia

●	all of Pulaski County, Virginia

●	all of Montgomery County, Virginia

●	portions of Roanoke County, Virginia

●	all of Alleghany County, North Carolina

●	all of Ashe County, North Carolina

●	all of Davie County, North Carolina

●	all of Watauga County, North Carolina

●	all of Wilkes County, North Carolina

●	all of Yadkin County, North Carolina

●	the City of Galax, Virginia

●	the City of Salem, Virginia

●	the City of Roanoke, Virginia

Grayson, Carroll, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $31,002 in Grayson County, to a high of $38,623 in Yadkin County, based upon 2016 census data. Montgomery, Pulaski, Floyd, Wythe, Davie and Watauga counties, while largely rural, are more economically diverse. Montgomery County is home to two major universities, Virginia Tech and Radford University, Watauga County is home to Appalachian State University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $39,443 in Watauga County, to a high of $49,712 in Montgomery County, according to the 2016 census data. The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $39,201 in Roanoke City, to a high of $60,380 in Roanoke County.

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

Employees

At December 31, 2019, the Company had 216 total employees representing 211 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

Internet Site

The Company maintains an internet website at www.skylinenationalbank.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (the "SEC"), through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

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

Recent Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and continues to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies. The Dodd-Frank Act has increased our operations and compliance costs in the short-term; however, the ultimate impact of the Dodd-Frank Act remains dependent on the regulatory environment and future regulatory rulemaking and interpretations.

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

In addition, the Economic Growth Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. On September 17, 2019, the FDIC finalized a rule that introduced the CBLR framework for community banks with a Tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Economic Growth Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.

Deposit Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) up to applicable limits and are subject to FDIC deposit insurance assessments to maintain the DIF.

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

Effective January 1, 2015, the federal banking regulators adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following new minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets.  As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2019, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

As directed by the Economic Growth Act, on September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9.00%, less than $10.0 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well-capitalized” ratio requirements under the prompt corrective action regulations and will not be required to report or calculated risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company expects to be able to opt into the CBLR framework for the Bank.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2019 and 2018, the Company met the requirements for being classified as “well capitalized.”

As discussed under “Capital Requirements” above, federal banking regulators have issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio,” in which case a bank that has chosen such proposed framework would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2019, the Company had not been made aware of any instances of non-compliance with the final guidance.

Cybersecurity

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2019, the Company had $518.3 million of such loans outstanding, or 90.87% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

As of December 31, 2019, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

We are directly and indirectly affected by fluctuations in market conditions, which are subject to rapid or unpredictable change. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

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

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The pace of technological change has increased in the "fintech" environment, in which industry-changing technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

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

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of business disruptions resulting from natural disasters, pandemic, terrorism and international hostilities, including effects on our workforce or systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or endemics and other adverse external events could have a significant adverse impact on business operations of the Company, third parties who perform operational services for the Company or the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although the Company’s management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

For example, the 2019 novel coronavirus (or “COVID-19”) has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations and business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. The Bank has experienced fraudulent online banking enrollments to gain access to home equity lines of credit in the past. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, reimbursement of fraudulent transfers, disruption in operations and damage to our reputation, which could adversely affect our business.

Our inability to successfully manage growth or implement our growth strategy may adversely affect our results of operations and financial condition.

A key aspect of our long-term business strategy is our continued growth and expansion. We may not be able to successfully implement this strategy if we are unable to identify attractive expansion locations or opportunities in the future. In addition, our successful implementation and management of growth will be contingent upon whether we can maintain appropriate levels of capital to support our growth, maintain control over expenses, maintain adequate asset quality, attract talented bankers and successfully integrate into the organization any branches or businesses acquired. As we continue to implement our growth strategy, we expect to incur increased personnel, occupancy and other operating expenses. In many cases, our expenses will increase prior to the income we expect to generate from the growth. For instance, in the case of new branches, we must absorb these expenses prior to or as we begin to generate new deposits, and there is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch or expand loan or mortgage operations could depress earnings in the short run, even if we are able to efficiently execute our strategy.

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

We are subject to stringent capital requirements, which could adversely affect our results of operations and future growth.

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

Further, as a result of the financial crisis and related global economic downturn that began in 2008, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law and has increased our compliance costs in the short term. The ultimate impact of the Dodd-Frank Act and other current or future legislation on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain variable-rate loans and borrowings indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers or other financial arrangements will change our market risk profile, interest spread and pricing models, which may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

Changes in accounting standards could impact reported earnings and capital.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2023. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see “Recent Accounting Pronouncements” in Note 1 of the consolidated financial statements. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2811	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson St., Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main St., Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th St., Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office - 2145 Roanoke St., Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 516 Hawthorne Drive, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-849-4194	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which are used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases an administrative office in the town of Wilkesboro, North Carolina. The Bank operates three loan production offices in leased facilities in the town of Blacksburg, Virginia, and the cities of Hickory and Shelby, North Carolina. The Bank purchased an existing vacant building in Pulaski, Virginia in May of 2019. The Bank anticipates opening this building as a full service branch facility in the 4th quarter of 2020. The Bank purchased an existing vacant building in Hickory, North Carolina in November of 2019. The Bank anticipates opening this building as a full service branch banking facility in April of 2020. The Bank purchased an existing vacant building in Hudson, North Carolina in February of 2020. The Bank anticipates opening this building as a full service branch banking facility in May of 2020. The Bank purchased land in Christiansburg, Virginia in January of 2020. The Bank plans to construct a full service branch banking facility on the property and anticipates opening of this location in the 1st quarter of 2021.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 19, 2020, there were 6,067,275 shares of the Company’s common stock outstanding, held by 1,390 shareholders of record.

The Company’s common stock began quotation on the OTC Market on or about August 31, 2016, before which there was no trading market and no market price for the Company’s common stock. Any over-the-counter market quotations in the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company was incorporated under Virginia law on November 2, 2015, solely to facilitate the merger between Cardinal and Grayson that was completed on July 1, 2016.

Dividend Policy

The Company historically has paid dividends on its common stock on a semi-annual basis. The final determination of the timing, amount and payment of dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in “Item 1., Business – Government Supervision and Regulation – Dividends,” above.

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

Stock Repurchases

In January 2019, the Board of Directors of the Company approved a stock repurchase plan. The Board of Directors has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021. The Company intends to purchase shares periodically through privately negotiated transactions or in the open market. The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. During 2019, we repurchased 76,000 shares of our common stock under our stock repurchase program at an average cost per share of $11.95 and a total cost of $908 thousand.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2019.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan
Purchased 10/1 through 10/31	-	$-	-	135,000
Purchased 11/1 through 11/30	11,000	$12.50	11,000	124,000
Purchased 12/1 through 12/31	-	$-	-	124,000
Total	11,000	$12.50	11,000

Item 6.	Selected Financial Data.

 Financial Highlights1

	2019	2018	2017	2016	2015
Summary of Operations

Interest income	$30,802	$26,186	$22,274	$17,562	$12,703
Interest expense	2,869	1,901	1,474	1,728	2,226
Net interest income	27,933	24,285	20,800	15,834	10,477
Provision for (reduction of) loan losses	655	325	217	(5)	(187)
Other income	4,915	4,637	4,228	4,570	2,511
Other expense	23,258	22,857	19,280	16,816	11,580
Income taxes	1,780	1,214	3,104	1,175	598
Net income	$7,155	$4,526	$2,427	$2,418	$997

Per Share Data

Net income	$1.16	$.81	$.48	$.60	$.58
Cash dividends declared	.24	.20	.16	.12	.10
Book value	13.27	12.17	11.39	11.05	17.83

Year-end Balance Sheet Summary

Loans, net	$566,460	$532,970	$421,418	$408,548	$237,798
Investment securities	32,881	45,428	50,675	62,540	56,050
Total assets	706,290	680,284	547,961	558,856	331,760
Deposits	611,211	601,868	488,441	499,387	279,876
Stockholders’ equity	81,428	75,622	57,182	55,466	30,656

Selected Ratios

Return on average assets	1.05%	0.75%	0.44%	0.55%	0.30%
Return on average equity	9.10%	7.02%	4.28%	5.62%	3.22%
Average equity to average assets	11.51%	10.66%	10.32%	9.78%	9.33%

1     In thousands of dollars, except per share data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty two full-service banking offices and three loan production offices. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

For purposes of this annual report, all information contained herein as of and for periods prior to July 1, 2016 reflects the operations of Grayson prior to the Cardinal merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2016 refer to the combined company and its subsidiary as a combined entity after the Cardinal merger, and all references to the “Company” as of and for periods prior to July 1, 2016 are references to Grayson and its subsidiary as a combined entity prior to the Cardinal merger. All information contained herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger. Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the Great State merger, and all references to “Parkway” or the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the merger.

Parkway had net earnings of $7.2 million for 2019 compared to $4.5 million for 2018. Earnings in 2019 and 2018 were impacted significantly by the acquisition of Great State, including merger-related expenses during 2018 and the inclusion of Great State’s financial results beginning July 1, 2018. Interest income and interest expense increased due to the acquired loans and deposits, in addition to increases in interest rates earned on loans and paid on deposits. There were no non-recurring merger related expenses in 2019 and approximately $2.0 million in 2018. Earnings for the year ended December 31, 2019 represented a return on average assets of 1.05% and a return on average equity of 9.10%, compared to 0.75% and 7.02%, respectively, for the year ended December 31, 2018.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

●	any required increase in our regulatory capital ratios;
●	inflation, interest rate levels and market and monetary fluctuations;
●	the difficult market conditions in our industry;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
●	applicable laws and regulations and legislative or regulatory changes;
●	the timely development and acceptance of new products and services of the Company;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
●	the financial condition of the Company’s borrowers and lenders;
●	the Company’s success in gaining regulatory approvals, when required;
●	technological and management changes;
●	growth and acquisition strategies;
●	the Company’s critical accounting policies and the implementation of such policies;
●	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;
●	changes in consumer spending and saving habits;
●	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and
●	the Company’s success at managing the risks involved in the foregoing.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2019 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2019			2018			2017

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$19,082	$288	1.51%	$9,365	$106	1.13%	$9,611	$48	0.50%
Federal funds sold	9,413	249	2.65%	10,584	228	2.15%	9,703	111	1.14%
Investment securities	42,915	1,088	2.54%	50,504	1,278	2.53%	59,210	1,393	2.35%
Loans [1,2]	548,611	29,177	5.32%	476,900	24,574	5.15%	417,723	20,722	4.96%
Total	620,021	30,802		547,353	26,186		496,247	22,274
Yield on average interest-earning assets			4.97%			4.78%			4.49%
Non interest-earning assets:
Cash and due from banks	8,364			8,218			7,145
Premises and equipment	21,383			19,055			17,852
Interest receivable and other	37,310			35,400			33,449
Allowance for loan losses	(3,768)			(3,435)			(3,539)
Unrealized gain/(loss) on securities	(263)			(1,283)			(356)
Total	63,026			57,955			54,551
Total assets	$683,047			$605,308			$550,798

Interest-bearing liabilities:
Demand deposits	$128,645	301	0.23%	$115,409	194	0.17%	$59,485	52	0.09%
Savings deposits	124,441	389	0.31%	117,479	347	0.30%	143,895	342	0.24%
Time deposits	184,501	2,162	1.17%	163,932	1,326	0.81%	159,733	1,079	0.68%
Borrowings	3,077	17	0.55%	1,757	34	1.94%	37	1	1.93%
Total	440,664	2,869		398,577	1,901		363,150	1,474
Cost on average interest-bearing liabilities			0.65%			0.48%			0.41%

Non interest-bearing liabilities:
Demand deposits	160,858			139,409			128,356
Interest payable and other	2,913			2,826			2,351
Total	163,771			142,235			130,707
Total liabilities	604,435			540,812			493,857

Stockholder's equity:	78,612			64,496			56,941
Total liabilities and stockholder's equity	$683,047			$605,308			$550,798

Net interest income		$27,933			$24,285			$20,800

Net yield on interest-earning assets			4.51%			4.44%			4.19%

[1] Includes nonaccural loans
[2] Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2019 Compared to 2018			2018 Compared to 2017
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$182	$44	$138	$58	$59	$(1)
Federal funds sold	21	40	(19)	117	106	11
Investment securities	(190)	2	(192)	(115)	121	(236)
Loans	4,603	810	3,793	3,852	827	3,025
Total	4,616	896	3,720	3,912	1,113	2,799

Interest-bearing liabilities:
Demand deposits	107	83	24	142	70	72
Savings deposits	42	21	21	5	21	(16)
Time deposits	836	653	183	247	218	29
Borrowings	(17)	330	(347)	33	-	33
Total	968	1,087	(119)	427	309	118
Net interest income	$3,648	$(191)	$3,839	$3,485	$804	$2,681

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

For the year ended December 31, 2019, total interest income increased by $4.6 million compared to the year ended December 31, 2018. This increase was primarily the result of an increase of $4.6 million in interest income on loans due to the loan growth of $33.9 million experienced in 2019. Accretion of purchased loan discounts increased interest income by $1.8 million in 2019 compared to just $1.2 million in 2018, representing an increase of $579 thousand. The increases in interest income on federal funds sold and interest-bearing deposits in banks was due to the $4.8 million overall balance increase in 2019. Interest income on investment securities decreased $190 thousand in 2019 due to a $12.5 million decrease in investment securities. Interest expense on deposits increased by $985 thousand for the year ended December 31, 2019 compared to the same period last year due to the addition of $3.6 million in interest-bearing deposits from 2018 to 2019, and also due to increased competition for deposits throughout our market areas in 2019. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $384 thousand in 2019, compared to $327 thousand in 2018, representing an increase of $57 thousand. The increase was due to the Great State merger. The effects of changes in volumes and rates on net interest income in 2019 compared to 2018, and 2018 compared to 2017 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $3.6 million or 15.02% for 2019 as compared to 2018. The net yield on interest-earning assets increased by 7 basis points to 4.51% in 2019 compared to 4.44% in 2018.

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

The provision for loan losses was $655 thousand for the year ended December 31, 2019, compared to $325 thousand for the year ended December 31, 2018. Asset quality has remained relatively consistent over the past year; therefore, the increase in loan loss provisions from 2018 to 2019 was due primarily to overall growth in the loan portfolio. The reserve for loan losses at December 31, 2019 was approximately 0.68% of total loans, compared to 0.65% at December 31, 2018. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation.  As of December 31, 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $3.2 million. Management believes the provision and the resulting allowance for loan losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for overdrafts and fees charged for non-deposit services. Noninterest income increased by $278 thousand in 2019 compared to 2018. The increase was due to growth and expansion of fee-based products and a change in overdraft fees. Securities gains increased by $44 thousand for the year ended December 31, 2019 compared to the same period last year. Included in other income are nonrecurring gains from sale of bank premises and equipment totaling $122 thousand in 2019. There were no nonrecurring gains from sale of bank premises and equipment in 2018. Noninterest income increased by $409 thousand in 2018 compared to 2017. The increase was due to service-related income from the Company’s increased customer base following the merger with Great State as well as nonrecurring proceeds from life insurance contracts totaling $303 thousand in 2018. Securities gains decreased by $237 thousand for the year ended December 31, 2018 compared to December 31, 2017 as increases in interest rates led to decreases in the market value of the Bank’s investment securities portfolio.

Table 3. Sources of Noninterest Income (dollars in thousands)

	2019	2018	2017

Service charges on deposit accounts	$1,652	$1,538	$1,326
Increase in cash value of life insurance	442	433	444
Life insurance income	-	303	-
Mortgage originations fees	459	396	293
Safe deposit box rental	91	93	94
Gain on securities	49	5	242
ATM income	1,465	1,324	967
Investment services income	62	126	84
Merchant services income	190	171	147
Interchange income	196	126	305
Other income	309	122	326
Total noninterest income	$4,915	$4,637	$4,228

Management’s Discussion and Analysis

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expenses increased by $401 thousand, or 1.75% for the year ended December 31, 2019, compared to the year ended December 31, 2018. Salary and benefit cost increased by $1.4 million due to the increase in full time equivalent employees from December 31, 2018 to December 31, 2019. Occupancy and equipment expenses increased by $282 thousand and data processing expenses increased by $193 thousand from 2018 to 2019, due to the addition of three branch facilities and two loan production offices from the Great State merger, along with the opening of a loan production office in Hickory, NC and a full service branch in Mocksville, NC. Amortization of core deposit intangibles increased by $244 thousand for the year ended December 31, 2019, compared to same period in 2018. These increases were offset by a decrease in merger related expenses of $2.0 million as no merger related expenses occurred during 2019. Nonrecurring merger related expenses totaled $2.0 million in 2018, compared to $748 thousand in 2017. The increase in noninterest expense in 2018, compared to 2017, was due primarily to the Great State merger.

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2019	2018	2017

Salaries & wages	$10,277	$9,034	$8,230
Employee benefits	2,968	2,768	2,053
Total personnel expense	13,245	11,802	10,283

Director fees	356	370	327
Occupancy expense	1,389	1,260	1,083
Data processing expense	1,546	1,353	1,177
Other equipment expense	1,047	988	1,117
FDIC/OCC assessments	212	390	426
Insurance	131	121	129
Professional fees	667	452	430
Advertising	603	569	612
Postage & freight	396	362	311
Supplies	223	212	277
Franchise tax	438	438	397
Telephone	371	415	370
Travel, dues & meetings	509	490	414
ATM expense	517	423	388
Foreclosure expenses	3	32	44
Core deposit intangible amortization	822	578	282
Merger related expenses	-	1,978	748
Other expense	783	624	465
Total noninterest expense	$23,258	$22,857	$19,280

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 70.80% in 2019, 79.03% in 2018, and 77.03% in 2017. The ratios for 2018 and 2017, without the effect of nonrecurring merger related costs, would have been 72.19% and 74.05%, respectively.

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

Income tax expense (substantially all Federal) was $1.8 million in 2019 and $1.2 million in 2018, resulting in effective tax rates of 19.9% and 21.1%, respectively. The increase in income tax expense of $566 thousand in 2019 was primarily due to the increase in income before taxes of $3.2 million in 2019 compared to 2018.

Net deferred tax assets of $985 thousand, and $1.9 million existed at December 31, 2019 and 2018 respectively. At December 31, 2019, net deferred tax assets included $14 thousand of deferred tax assets applicable to unrealized gains on investment securities available for sale, and $259 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 13.28% from 2018 to 2019 due to the Great State merger. Total earning assets represented 90.77% of total average assets in 2019 and 90.43% in 2018. The mix of average earning assets changed from 2018 to 2019 as average loans increased by $71.7 million, or 15.04% and average investment securities decreased by $7.6 million, or 15.03%.

Table 5. Average Asset Mix (dollars in thousands)

	2019		2018
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$548,611	80.32%	$476,900	78.79%
Investment securities	42,915	6.28%	50,504	8.34%
Federal funds sold	9,413	1.38%	10,584	1.75%
Deposits in other banks	19,082	2.79%	9,365	1.55%
Total earning assets	620,021	90.77%	547,353	90.43%

Non earning assets:
Cash and due from banks	8,364	1.23%	8,218	1.36%
Premises and equipment	21,383	3.13%	19,055	3.14%
Other assets	37,310	5.46%	35,400	5.85%
Allowance for loan losses	(3,768)	-0.55%	(3,435)	-0.57%
Unrealized gain (loss) on securities	(263)	-0.04%	(1,283)	-0.21%
Total nonearning assets	63,026	9.23%	57,955	9.57%
Total assets	$683,047	100.00%	$605,308	100.00%

Average loans for 2019 represented 80.32% of total average assets compared to 78.79% in 2018. Average federal funds sold decreased from 1.75% to 1.38% of total average assets while deposits in other banks increased from 1.55% to 2.79% of total average assets over the same time period. Average investment securities decreased from 8.34% in 2018 to 6.28% of total average assets in 2019. The balances of nonearning assets to total average assets decreased from 9.57% to 9.23%.

Management’s Discussion and Analysis

Loans

Average loans totaled $548.6 million over the year ended December 31, 2019. This represents an increase of 15.04% from the average of $476.9 million for 2018. The increase was due to loans acquired from the Great State merger along with loan growth of $33.9 million during 2019. Average loans increased by 14.17% from 2017 to 2018.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 95.91% of the total loan portfolio at December 31, 2019. This is up from the 95.35% that the two categories maintained at December 31, 2018. The amount of loans outstanding by type at December 31 of each of the past five years and the maturity distribution for variable and fixed rate loans as of December 31, 2019 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	%	Amount	%	Amount	%

Construction and development	$39,649	6.95%	$33,449	6.23%	$25,475	6.00%
Residential, 1-4 families	220,120	38.59%	199,662	37.22%	170,080	40.03%
Residential, 5 or more families	33,554	5.88%	36,027	6.72%	29,040	6.84%
Farm land	34,166	5.99%	33,291	6.21%	33,353	7.85%
Nonfarm, nonresidential	190,817	33.46%	176,192	32.84%	125,661	29.57%
Total real estate	518,306	90.87%	478,621	89.22%	383,609	90.29%

Agricultural	3,697	0.65%	4,600	0.86%	2,792	0.66%
Commercial	28,729	5.04%	32,891	6.13%	22,880	5.38%
Consumer	7,250	1.27%	7,396	1.38%	5,868	1.38%
Other	12,371	2.17%	12,957	2.41%	9,722	2.29%
Total	$570,353	100.00%	$536,465	100.00%	$424,871	100.00%

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%

Construction and development	$26,464	6.42%	$14,493	6.01%
Residential, 1-4 families	160,502	38.96%	112,781	46.76%
Residential, 5 or more families	26,686	6.48%	12,203	5.06%
Farm land	33,531	8.14%	31,512	13.06%
Nonfarm, nonresidential	128,515	31.20%	52,463	21.75%
Total real estate	375,698	91.20%	223,452	92.64%

Agricultural	2,779	0.67%	1,383	0.57%
Commercial	23,307	5.66%	11,399	4.73%
Consumer	5,491	1.33%	3,962	1.64%
Other	4,693	1.14%	1,020	0.42%
Total	$411,968	100.00%	$241,216	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2019 (dollars in thousands)

	Real	Agricultural	Consumer	Total
	Estate	& Commercial	& Other	Amount	%

Fixed rate loans:
Three months or less	$6,291	$1,490	$3,242	$11,023	1.93%
Over three to twelve months	14,845	4,362	751	19,958	3.50%
Over one to five years	118,336	14,685	6,899	139,920	24.53%
Over five years	42,021	1,857	6,671	50,549	8.86%
Total fixed rate loans	$181,493	$22,394	$17,563	$221,450	38.82%

Variable rate loans:
Three months or less	$3,482	$2,183	$90	$5,755	1.01%
Over three to twelve months	13,373	3,903	100	17,376	3.05%
Over one to five years	12,055	1,766	217	14,038	2.46%
Over five years	307,903	2,180	1,651	311,734	54.66%
Total variable rate loans	$336,813	$10,032	$2,058	$348,903	61.18%

Total loans:
Three months or less	$9,773	$3,673	$3,332	$16,778	2.94%
Over three to twelve months	28,218	8,265	851	37,334	6.55%
Over one to five years	130,391	16,451	7,116	153,958	26.99%
Over five years	349,924	4,037	8,322	362,283	63.52%
Total loans	$518,306	$32,426	$19,621	$570,353	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 5.32% in 2019 compared to an average yield of 5.15% in 2018. The increase in loan yields was due primarily to the loan portfolio purchased in the Great State merger, increased loan accretion, along with loan growth of $33.9 million in 2019.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2019 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date. Yields on tax exempt obligations are not computed on a tax-equivalent basis in Table 8.

The total amortized cost of investment securities decreased by approximately $13.8 million from December 31, 2018 to December 31, 2019, while the average balance of investment securities carried throughout the year decreased by approximately $7.6 million from 2018 to 2019. The decrease in total amortized cost came as cash generated from investment maturities, calls, paydowns and liquidating investment securities was used to fund loan growth. The average yield of the investment portfolio increased to 2.54% for the year ended December 31, 2019 compared to 2.53% for 2018.

Management’s Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2019
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/19	Market Value 12/31/19	Book Value 12/31/18	Book Value 12/31/17
Investment securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-	$244	$-
Govt. sponsored enterprises	-	-	-	-	-	-	-	-
Mortgage-backed securities	998	1,419	11,481	5,642	19,540	19,504	25,627	28,780
Corporate securities	-	-	1,500	-	1,500	1,433	2,970	3,016
State and municipal securities	291	5,757	2,033	3,696	11,777	11,944	17,764	19,542
Total	$1,289	$7,176	$15,014	$9,338	$32,817	$32,881	$46,605	$51,338

Weighted average yields:
U.S. Government agencies	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage-backed securities	1.89%	2.12%	2.19%	2.38%	2.22%
Corporate securities	0.00%	0.00%	2.00%	0.00%	2.00%
State and municipal securities	3.53%	2.65%	3.20%	2.79%	2.81%
Total	2.26%	2.55%	2.31%	2.54%	2.42%

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

Average total deposits for the year ended December 31, 2019 amounted to $598.4 million, which was an increase of $62.2 million, or 11.60% from 2018. The increase was due primarily to deposits acquired in the Great State merger. Average core deposits totaled $516.2 million in 2019 representing a 8.99% increase over the $473.6 million in 2018. The percentage of the Company’s average deposits that are interest-bearing has remained consistent in recent years at 73.9% in 2017, 74.0% in 2018, and 73.1% in 2019. Average demand deposits, which earn no interest, increased 15.39% from $139.4 million in 2018 to $160.9 million in 2019. Average deposits for the periods ended December 31, 2019, 2018, and 2017 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2019			December 31, 2018
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$75,498	12.6%	0.12%	$66,984	12.5%	0.10%
Money market	53,147	8.9%	0.40%	48,425	9.0%	0.26%
Savings	124,441	20.8%	0.31%	117,479	21.9%	0.30%
Individual retirement accounts	44,581	7.5%	1.13%	45,598	8.5%	0.99%
Small denomination certificates	57,657	9.6%	1.06%	55,700	10.4%	0.57%
Large denomination certificates	82,263	13.7%	1.27%	62,634	11.7%	0.89%
Total interest-bearing deposits	437,587	73.1%	0.65%	396,820	74.0%	0.47%
Noninterest-bearing deposits	160,858	26.9%	0.00%	139,409	26.0%	0.00%
Total deposits	$598,445	100.0%	0.48%	$536,229	100.0%	0.35%

	December 31, 2017
	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$59,485	12.1%	0.09%
Money market	42,711	8.7%	0.21%
Savings	101,184	20.6%	0.25%
Individual retirement accounts	47,045	9.6%	0.91%
Small denomination certificates	59,820	12.2%	0.41%
Large denomination certificates	52,868	10.7%	0.76%
Total interest-bearing deposits	363,113	73.9%	0.41%
Noninterest-bearing deposits	128,356	26.1%	0.00%
Total deposits	$491,469	100.0%	0.30%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $19.6 million, or 31.34%, for the year ended December 31, 2019 due to the Great State merger. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan growth in 2019 was primarily funded through core deposit growth, reductions in investment securities, in addition to increases in FHLB borrowings, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2019.

Table 10. Large Denomination Certificate of Deposit Maturities (dollars in thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2019:

Remaining maturity of three months or less	$6,670
Remaining maturity over three months through six months	4,034
Remaining maturity over six months through twelve months	14,219
Remaining maturity over twelve months	63,823
Total certificates of deposit of $100,000 or more	$88,746

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $81.4 million at December 31, 2019 compared to $75.6 million at December 31, 2018. The increase of $5.8 million was due to earnings of $7.2 million, plus other comprehensive income of $1.0 million, less common stock repurchases of $908 thousand, and the payment of dividends of $1.5 million. Book value increased from $12.17 per share at December 31, 2018 to $13.27 per share at December 31, 2019.  Tangible book value increased from $11.03 per share at December 31, 2018 to $12.24 per share at December 31, 2019.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 5.53% as of December 31, 2019.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2019	2018

Tier 1 Capital	$74,726	$67,899
Unrealized gains on AFS preferred stock	-	-
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,926	3,525
Total regulatory capital	$78,652	$71,424
Total risk-weighted assets	$581,235	$549,292

Tier 1 capital as a percentage of risk-weighted assets	12.9%	12.4%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	12.9%	12.4%
Total regulatory capital as a percentage of risk-weighted assets	13.5%	13.0%
Leverage ratio*	10.8%	10.1%

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

Nonperforming assets at December 31, 2019, 2018, 2017, 2016, and 2015 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	2019	2018	2017	2016	2015
Nonperforming loans:
Nonaccrual loans	$4,979	$5,579	$5,335	$4,664	$1,589
Restructured loans	4,695	6,961	7,743	9,239	10,008
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total nonperforming loans	9,674	12,540	13,078	13,903	11,597
Foreclosed assets	-	753	-	70	408
Total nonperforming assets	$9,674	$13,293	$13,078	$13,973	$12,005
Total nonperforming loans as a percentage to total loans	1.7%	2.3%	3.1%	3.4%	4.8%
Total nonperforming assets as a percentage to total assets	1.4%	2.0%	2.4%	2.5%	3.6%

Total nonperforming loans were 1.7% and 2.3% of total outstanding loans as of December 31, 2019 and 2018, respectively. The majority of the decrease in nonaccrual loans from 2018 to 2019 came in the “commercial mortgage” category. Nonaccrual loans in this category decreased by $542 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2019 and 2018, interest income recognized on loans in nonaccrual status was approximately $47 thousand and $58 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $196 thousand and $277 thousand, respectively for the years ended December 31, 2019 and 2018.

Restructured loans represent troubled debt restructurings (TDRs) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2018 to 2019 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

The decrease in foreclosed assets from 2018 to 2019 resulted from the sale of a nonfarm, nonresidential property during the first quarter of 2019. Sales and market adjustments of foreclosed assets in 2018 resulted in a net loss of $10 thousand. There was no net gains or losses in 2019. More information on nonperforming assets can be found in Note 6 of the “Notes to Consolidated Financial Statements” found in the company’s 2019 Annual Report.

Management’s Discussion and Analysis

As of December 31, 2019 and 2018 we had loans with a current principal balance of $57.2 million and $56.0 million rated “Watch” or “Special Mention”. The increase was due primarily to loan risk rating reclassifications. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2019 loans past due 30-89 days and still accruing totaled $1.1 million compared to $863 thousand at December 31, 2018.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2019 totaled $4.3 million, or 0.75% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses at December 31, 2019 was approximately 0.68% of total loans, compared to 0.65% at December 31, 2018. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation.  As of December 31, 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $3.2 million. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios. When combined with the allowance for loan losses of $3.9 million at December 31, 2019, we have a reserve of approximately 1.24% of total loans, a non-GAAP measure.

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

Table 13. Analysis of the Allowance for Loan Losses (dollars in thousands)

	2019	2018	2017	2016	2015

Allowance for loan losses, beginning	$3,495	$3,453	$3,420	$3,418	$4,185
Provision for (reduction of) loan losses, added	655	325	217	(5)	(187)
Charge-offs:
Commercial and agricultural	(77)	(23)	(27)	(19)	(1)
Real estate – construction	-	(20)	(33)	(20)	(186)
Real estate – mortgage	(109)	(259)	(182)	(105)	(469)
Consumer and other	(212)	(175)	(76)	(70)	(30)
Recoveries:
Commercial and agricultural	10	9	33	8	10
Real estate – construction	-	-	56	98	16
Real estate – mortgage	77	147	23	81	23
Consumer and other	54	38	22	34	57
Net (charge-offs) recoveries	(257)	(283)	(184)	7	(580)
Allowance for loan losses, ending	$3,893	$3,495	$3,453	$3,420	$3,418

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.06%	0.04%	0.00%	0.26%

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2019		December 31, 2018		December 31, 2017
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$211	5.69%	$281	6.99%	$282	6.04%
Real estate – construction	305	6.95%	246	6.23%	239	6.00%
Real estate – mortgage	3,233	83.92%	2,874	82.99%	2,852	84.29%
Consumer and other	144	3.44%	94	3.79%	80	3.67%
Total	$3,893	100.00%	$3,495	100.00%	$3,453	100.00%

	December 31, 2016		December 31, 2015
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$210	6.33%	$136	5.30%
Real estate – construction	319	6.42%	344	6.01%
Real estate – mortgage	2,783	84.78%	2,900	86.63%
Consumer and other	108	2.47%	38	2.06%
Total	$3,420	100.00%	$3,418	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2019 and 2018 is as follows:

	2019	2018

Commitments to extend credit	$95,190	$76,977
Standby letters of credit	1,313	1,227
	$96,503	$78,204

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.9% at December 31, 2019 compared to 11.6% at December 31, 2018. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2019. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2019, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2019 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$34,861	$-	$-	$-	$34,861
Federal funds sold	1,138	-	-	-	1,138
Investments	1,494	1,290	7,213	22,884	32,881
Loans	98,098	49,347	332,337	90,571	570,353
Total	$135,591	$50,637	$339,550	$113,455	$639,233

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$78,310	$-	$-	$-	$78,310
Money market	53,336	-	-	-	53,336
Savings	121,677	-	-	-	121,677
Time deposits	16,830	44,669	130,489	-	191,988
Borrowings	-	-	-	10,000	10,000
Total	$270,153	$44,669	$130,489	$10,000	$455,311

Interest sensitivity gap	$(134,562)	$5,968	$209,061	$103,455	$183,922
Cumulative interest sensitivity gap	$(134,562)	$(128,594)	$80,467	$183,922	$183,922
Ratio of sensitivity gap to total earning assets	-21.1%	0.9%	32.7%	16.2%	28.8%
Cumulative ratio of sensitivity gap to total earning assets	-21.1%	-20.1%	12.6%	28.8%	28.8%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2019.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income:

Net interest income	$25,148	$25,180	$26,133	$27,244	$27,306	$27,403	$27,476
Change	$(2,096)	$(2,064)	$(1,111)	$-	$62	$159	$232
Change percentage	-7.69%	-7.58%	-4.08%		0.23%	0.58%	0.85%

Market Value of Equity	$116,963	$100,842	$109,983	$118,447	$121,448	$122,584	$121,569

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

Table 17. Key Financial Ratios

	2019	2018	2017

Return on average assets	1.05%	0.75%	0.44%
Return on average equity	9.10%	7.02%	4.28%
Dividend payout ratio	20.74%	24.81%	33.09%
Average equity to average assets	11.51%	10.66%	10.32%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Parkway Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 1995.

Charlotte, North Carolina

March 24, 2020

Elliott Davis PLLC | www.elliottdavis.com

Consolidated Balance Sheets

December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Assets

Cash and due from banks	$8,388	$8,858
Interest-bearing deposits with banks	34,861	12,159
Federal funds sold	1,138	18,990
Investment securities available for sale	32,881	45,428
Restricted equity securities	2,394	2,053
Loans, net of allowance for loan losses of $3,893 at December 31, 2019 and $3,495 at December 31, 2018	566,460	532,970
Cash value of life insurance	17,855	17,413
Foreclosed assets	-	753
Properties and equipment, net	23,437	20,685
Accrued interest receivable	2,072	2,084
Core deposit intangible	3,070	3,892
Goodwill	3,257	3,198
Deferred tax assets, net	985	1,853
Other assets	9,492	9,948
	$706,290	$680,284

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$165,900	$160,166
Interest-bearing	445,311	441,702
Total deposits	611,211	601,868

FHLB Advances	10,000	-
Accrued interest payable	132	89
Other liabilities	3,519	2,705
	624,862	604,662

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,137,275 and 6,213,275 issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Surplus	40,752	41,660
Retained earnings	41,600	35,929
Accumulated other comprehensive loss	(924)	(1,967)
	81,428	75,622
	$706,290	$680,284

 See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2019 and 2018

(dollars in thousands except share amounts)	2019	2018

Interest income
Loans and fees on loans	$29,177	$24,574
Interest-bearing deposits with banks	288	106
Federal funds sold	249	228
Interest on taxable securities	967	1,181
Dividends	121	97
	30,802	26,186
Interest expense
Deposits	2,852	1,867
Interest on borrowings	17	34
	2,869	1,901
Net interest income	27,933	24,285

Provision for loan losses	655	325
Net interest income after provision for loan losses	27,278	23,960

Noninterest income
Service charges on deposit accounts	1,652	1,538
Other service charges and fees	2,004	1,840
Net realized gains on securities	49	5
Mortgage origination fees	459	396
Increase in cash value of life insurance	442	433
Life insurance income	-	303
Other income	309	122
	4,915	4,637
Noninterest expenses
Salaries and employee benefits	13,245	11,802
Occupancy and equipment	2,953	2,671
Foreclosed asset expense, net	3	32
Data processing expense	1,546	1,353
FDIC Assessments	50	231
Advertising	603	569
Bank franchise tax	438	438
Director fees	356	370
Professional fees	667	452
Telephone expense	371	415
Core deposit intangible amortization	822	578
Merger related expenses	-	1,978
Other expense	2,204	1,968
	23,258	22,857
Income before income taxes	8,935	5,740

Income tax expense	1,780	1,214

Net income	$7,155	$4,526
Basic earnings per share	$1.16	$0.81
Weighted average shares outstanding	6,184,133	5,622,224
Dividends declared per share	$0.24	$0.20

 See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Net Income	$7,155	$4,526

Other comprehensive income (loss)

Net change in pension reserve:
Change in pension reserve during the year	79	(64)
Tax related to change in pension reserve	(16)	13

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the year	1,290	(509)
Tax related to unrealized (gains) losses	(271)	107
Reclassification of net realized gains during the year	(49)	(5)
Tax related to realized gains	10	1

Total other comprehensive income (loss)	1,043	(457)

Total comprehensive income	$8,198	$4,069

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2019 and 2018

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2017	5,021,376	$-	$26,166	$32,526	$(1,510)	$57,182

Net income	-	-	-	4,526	-	4,526
Other comprehensive loss	-	-	-	-	(457)	(457)
Issuance of common stock in connection with acquisition of Great State Bank	1,191,899	-	15,495	-	-	15,495
Redemption of fractional shares Issued in acquisition of Great State Bank	-	-	(1)	-	-	(1)
Dividends paid ($0.20 per share)	-	-	-	(1,123)	-	(1,123)

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	7,155	-	7,155
Other comprehensive income	-	-	-	-	1,043	1,043
Dividends paid ($0.24 per share)	-	-	-	(1,484)	-	(1,484)
Common stock repurchased	(76,000)	-	(908)	-	-	(908)

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Cash flows from operating activities
Net income	$7,155	$4,526
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,224	1,187
Amortization of core deposit intangible	822	578
Accretion of loan discount and deposit premium, net	(2,175)	(1,539)
Provision for loan loss	655	325
Deferred income taxes	591	1,589
Net realized gains on securities	(49)	(5)
Accretion of discount on securities, net of amortization of premiums	411	521
Deferred compensation	(10)	19
Gains on sale of properties and equipment	(122)	-
Net realized loss on foreclosed assets	-	10
Life insurance income	-	(303)
Changes in assets and liabilities:
Cash value of life insurance	(442)	(434)
Accrued interest receivable	12	(13)
Other assets	1,206	(210)
Accrued interest payable	43	3
Other liabilities	95	25
Net cash provided by operating activities	9,416	6,279

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(1,037)	-
Sales	8,914	18,366
Maturities/calls/paydowns	5,548	5,252
Purchases of restricted equity securities	(341)	(142)
Net increase in loans	(32,354)	(16,785)
Proceeds from life insurance contracts	-	672
Proceeds from the sale of foreclosed assets	753	480
Purchases of property and equipment, net of sales	(3,854)	(2,830)
Cash received in business combination	-	25,761
Net cash (used in) provided by investing activities	(22,371)	30,774

Cash flows from financing activities
Net increase (decrease) in deposits	9,727	(16,797)
Net change in FHLB advances	10,000	(2,000)
Cash paid for fractional shares	-	(1)
Common stock repurchased	(908)	-
Dividends paid	(1,484)	(1,123)
Net cash provided by (used in) financing activities	17,335	(19,921)
Net increase in cash and cash equivalents	4,380	17,132

Cash and cash equivalents, beginning	40,007	22,875
Cash and cash equivalents, ending	$44,387	$40,007

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Supplemental disclosure of cash flow information
Interest paid	$2,826	$1,858
Taxes paid	$850	$135

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$980	$(406)
Effect on equity of change in unfunded pension liability	$63	$(51)
Right-of-use assets obtained in exchange for new operating lease liabilities	$729	$-
Transfers of loans to foreclosed properties	$-	$1,163

Business combinations
Assets acquired	$-	$145,455
Liabilities assumed	-	132,960
Net assets	$-	$12,495
Goodwill recorded	$59	$3,198
Stock issued to acquire Great State Bank	$-	$15,495

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty two full-service banking offices and three loan production offices. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

Critical Accounting Policies

Management believes the policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments involve a higher degree of complexity and require management to make difficult and subjective judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgements that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of accumulated other comprehensive income. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to earliest call date.

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

Revenue Recognition

On January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (“ASU Topic 606”). The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that ASU 2014-09 did not materially change the method in which the Company currently classifies certain costs associated with the related revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

Credit and Debit Card Fees - Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2017	$(523)	$(987)	$(1,510)
Other comprehensive income (loss) before reclassifications	(402)	(51)	(453)
Amounts reclassified from accumulated other comprehensive loss	(4)	-	(4)
Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive income (loss) before Reclassifications	1,019	63	1,082
Amounts reclassified from accumulated other comprehensive loss	(39)	-	(39)
Balance, December 31, 2019	$51	$(975)	$(924)

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2019 and 2018 amounted to $603 thousand and $569 thousand, respectively.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Effective January 1, 2019, we adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. There will not be a material change to the timing of expense recognition. See additional discussion of leases in Note 10 to the consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 to change the accounting for credit losses and modify the impairment model for certain debt securities. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB. On October 16, 2019 the proposed changes were approved by the FASB.

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.

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

In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2019, the FASB updated various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (“CECL”). Since the Company is a smaller reporting company, the new effect date for CECL will be fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

Note 2. Business Combinations

On July 1, 2018, Parkway completed its merger with Great State as discussed above in Note 1. Parkway is considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, each share of Great State common stock was converted to 1.21 shares of common stock of Parkway which resulted in the issuance of 1,191,899 shares of Parkway stock in the merger. The Company engaged a third party to calculate fair values of all assets and liabilities acquired in the transaction. These valuations were subject to review and refinement for up to one year following the merger date.

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

The merger was accounted for under the acquisition method of accounting. The assets and liabilities of Great State have been recorded at their estimated fair values and added to those of Parkway for periods following the merger date. Valuations of acquired Great State assets and liabilities were subject to refinement for up to one year following the merger date.

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

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the Great State acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2018. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $2.0 million included in the Company’s consolidated statements of income for the year ended December 31, 2018 are not included in the pro forma statements below.

Year Ended
December 31,
2018
(Unaudited)

Net interest income	$24,262
Net income (a)	$4,508

Basic and diluted weighted average shares outstanding (b)	6,213,275
Basic and diluted earnings per common share	$1.07

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

Notes to Consolidated Financial Statements

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. At December 31, 2019, the required reserve was met by the Bank’s vault cash and no daily average cash reserve requirement was required. The daily average cash reserve requirement as of December 31, 2018 was approximately $6.3 million.

Note 4. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2019
Available for sale:
U.S. Government Agencies	$-	$-	$-	$-
Mortgage-backed securities	19,540	61	(97)	19,504
Corporate securities	1,500	-	(67)	1,433
State and municipal securities	11,777	168	(1)	11,944
	$32,817	$229	$(165)	$32,881
2018
Available for sale:
U.S. Government Agencies	$244	$1	$-	$245
Mortgage-backed securities	25,627	1	(865)	24,763
Corporate securities	2,970	-	(181)	2,789
State and municipal securities	17,764	31	(164)	17,631
	$46,605	$33	$(1,210)	$45,428

Restricted equity securities were $2.4 million and $2.1 million at December 31, 2019 and 2018, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (FHLB), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019
Available for sale:
Mortgage-backed securities	$8,625	$(97)	$-	$-	$8,625	$(97)
Corporate securities	-	-	1,433	(67)	1,433	(67)
State and municipal securities	1,010	(1)	-	-	1,010	(1)
Total securities available for sale	$9,635	$(98)	$1,433	$(67)	$11,068	$(165)

2018
Available for sale:
Mortgage-backed securities	$450	$(1)	$24,227	$(864)	$24,677	$(865)
Corporate securities	-	-	2,789	(181)	2,789	(181)
State and municipal securities	5,518	(19)	6,834	(145)	12,352	(164)
Total securities available for sale	$5,968	$(20)	$33,850	$(1,190)	$39,818	$(1,210)

Notes to Consolidated Financial Statements

Note 4. Investment Securities, continued

At December 31, 2019, 7 debt securities with unrealized losses had depreciated 1.47 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2019. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $8.9 and $18.4 million for the years ended December 31, 2019 and 2018, respectively. Proceeds from called securities totaled $2.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2019	2018

Realized gains	$92	$9
Realized losses	(43)	(4)
	$49	$5

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

The scheduled maturities of securities available for sale at December 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,289	$1,290
Due after one year through five years	7,176	7,214
Due after five years through ten years	15,014	14,987
Due after ten years	9,338	9,390
	$32,817	$32,881

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $15.5 million and $13.9 million at December 31, 2019 and 2018 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 5. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Construction & development	$39,649	$33,449
Farmland	34,166	33,291
Residential	253,674	235,689
Commercial mortgage	190,817	176,192
Commercial & agricultural	32,426	37,491
Consumer & other	19,621	20,353
Total loans	570,353	536,465
Allowance for loan losses	(3,893)	(3,495)
Loans, net of allowance for loan losses	$566,460	$532,970

The major components of loans, net of fair value adjustments, acquired from Great State Bank as of July 1, 2018, the acquisition date, are as follows:

(dollars in thousands)

Construction & development	$7,496
Farmland	720
Residential	26,006
Commercial mortgage	47,953
Commercial & agricultural	11,793
Consumer & other	1,140
Total loans acquired	$95,108

As of December 31, 2019 and 2018, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

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

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2019 and December 31, 2018:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2019
Allowance for loan losses:
Beginning Balance	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(13)	(55)	(41)	(77)	(212)	(398)
Recoveries	-	-	8	69	10	54	141
Provision	59	115	62	214	(3)	208	655
Ending Balance	$305	$487	$1,822	$924	$211	$144	$3,893

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$305	$487	$1,822	$924	$211	$144	$3,893

Loans outstanding:
Ending Balance	$39,649	$34,166	$253,674	$190,817	$32,426	$19,621	$570,353
Ending balance: individually evaluated for impairment	$-	$3,240	$909	$-	$-	$-	$4,149
Ending balance: collectively evaluated for impairment	$39,649	$30,926	$252,765	$190,817	$32,426	$19,621	$566,204

December 31, 2018
Allowance for loan losses:
Beginning Balance	$239	$358	$1,875	$619	$282	$80	$3,453
Charge-offs	(20)	-	(117)	(142)	(23)	(175)	(477)
Recoveries	-	34	44	69	9	38	194
Provision	27	(7)	5	136	13	151	325
Ending Balance	$246	$385	$1,807	$682	$281	$94	$3,495

Ending balance: individually evaluated for impairment	$-	$29	$12	$-	$-	$-	$41
Ending balance: collectively evaluated for impairment	$246	$356	$1,795	$682	$281	$94	$3,454

Loans outstanding:
Ending Balance	$33,449	$33,291	$235,689	$176,192	$37,491	$20,353	$536,465
Ending balance: individually evaluated for impairment	$-	$4,552	$1,018	$-	$-	$-	$5,570
Ending balance: collectively evaluated for impairment	$33,449	$28,739	$234,671	$176,192	$37,491	$20,353	$530,895

As of December 31, 2019 and December 31, 2018, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2019 and December 31, 2018, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

December 31, 2019
Real Estate Secured:
Construction & development	$34,701	$4,801	$-	$147	$39,649
Farmland	22,969	4,059	673	6,465	34,166
Residential	231,629	19,887	176	1,982	253,674
Commercial mortgage	163,584	21,960	930	4,343	190,817
Non-Real Estate Secured:
Commercial & agricultural	27,503	4,346	103	474	32,426
Consumer & other	19,314	300	-	7	19,621
Total	$499,700	$55,353	$1,882	$13,418	$570,353

December 31, 2018
Real Estate Secured:
Construction & development	$31,237	$2,044	$147	$21	$33,449
Farmland	23,250	4,933	750	4,358	33,291
Residential	213,670	18,794	299	2,926	235,689
Commercial mortgage	148,179	23,468	1,212	3,333	176,192
Non-Real Estate Secured:
Commercial & agricultural	33,537	2,908	70	976	37,491
Consumer & other	18,975	1,364	-	14	20,353
Total	$468,848	$53,511	$2,478	$11,628	$536,465

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2019 and December 31, 2018:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

December 31, 2019
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$39,639	$39,649	$-	$10
Farmland	893	-	971	1,864	32,302	34,166	-	4,192
Residential	292	48	365	705	252,969	253,674	-	412
Commercial mortgage	185	-	-	185	190,632	190,817	-	198
Non-Real Estate Secured:
Commercial & agricultural	135	8	163	306	32,120	32,426	-	165
Consumer & other	2	6	2	10	19,611	19,621	-	2
Total	$1,507	$62	$1,511	$3,080	$567,273	$570,353	$-	$4,979

December 31, 2018
Real Estate Secured:
Construction & development	$29	$-	$-	$29	$33,420	$33,449	$-	$-
Farmland	71	100	989	1,160	32,131	33,291	-	3,914
Residential	762	145	241	1,148	234,541	235,689	-	653
Commercial mortgage	-	-	604	604	175,588	176,192	-	740
Non-Real Estate Secured:
Commercial & agricultural	7	-	264	271	37,220	37,491	-	264
Consumer & other	12	18	8	38	20,315	20,353	-	8
Total	$881	$263	$2,106	$3,250	$533,215	$536,465	$-	$5,579

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2019 and December 31, 2018, respectively, the recorded investment in impaired loans totaled $7.8 million and $10.3 million. The total amount of collateral-dependent impaired loans at December 31, 2019 and December 31, 2018, respectively, was $2.9 million and $2.8 million. As of December 31, 2019 and December 31, 2018, respectively, $4.1 million and $3.4 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $4.8 million and $7.3 million in troubled debt restructured loans included in impaired loans at December 31, 2019 and December 31, 2018, respectively.

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

In 2015, management began collectively evaluating performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2019 and December 31, 2018, respectively, $3.6 million and $4.7 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $174 thousand and $259 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2019 and December 31, 2018:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2019
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	3,240	3,240	-	3,505	25
Residential	909	909	-	921	40
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	4,149	4,149	-	4,426	65

With an allowance recorded:
Construction & development	72	72	3	76	6
Farmland	150	150	2	1,545	70
Residential	3,345	3,495	166	4,161	225
Commercial mortgage	11	56	1	268	11
Commercial & agricultural	31	31	1	34	2
Consumer & other	3	3	1	4	-
Subtotal	3,612	3,807	174	6,088	314

Totals:
Construction & development	72	72	3	76	6
Farmland	3,390	3,390	2	5,050	95
Residential	4,254	4,404	166	5,082	265
Commercial mortgage	11	56	1	268	11
Commercial & agricultural	31	31	1	34	2
Consumer & other	3	3	1	4	-
Total	$7,761	$7,956	$174	$10,514	$379

1     Recorded investment is the loan balance, net of any charge-offs

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

1     Recorded investment is the loan balance, net of any charge-offs

Troubled Debt Restructuring

A troubled debt restructured loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. The Bank had $4.8 million and $7.3 million in troubled debt restructured loans at December 31, 2019 and December 31, 2018, respectively. Troubled debt restructured loans are considered impaired loans.

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2019 and December 31, 2018:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2019
Construction & development	1	$9	$11	-	$-	$-
Farmland	1	38	37	-	-	-
Residential	1	117	128	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$164	$176	-	$-	$-

During the twelve months ended December 31, 2019, three loans were modified that were considered to be TDRs. Term concessions were granted on all the loans and two loans had additional funds advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2019.

(1) Loans past due 30 days or more are considered to be in default.

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2018
Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	80	95	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	1	5	4	-	-	-
Total	3	$85	$99	-	$-	$-

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

Notes to Consolidated Financial Statements

Note 6. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Residential	$150	$167
Commercial mortgage	321	347
Commercial & agricultural	146	200
Outstanding balance	$617	$714

Carrying amount	$617	$714

There was no accretable yield on purchased credit impaired loans for the periods presented.

There were no purchased credit impaired loans acquired during the year ended December 31, 2019. Purchased credit impaired loans acquired during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	December 31, 2018
Contractually required payments receivable of loans purchased during the year:
Residential	$233
Commercial mortgage	1,724
Commercial & agricultural	221
$2,178

Cash flows expected to be collected at acquisition	$1,781
Fair value of acquired loans at acquisition	$1,781

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of December 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	2019	2018

Loans at beginning of year	$714	$-
Loans purchased during the year	$-	$1,781
Loans at end of period	$617	$714

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2019 and 2018, are as follows:

(dollars in thousands)	2019	2018

Land	$5,747	$4,935
Buildings and improvements	19,352	17,493
Furniture and equipment	12,482	11,228
	37,581	33,656

Less accumulated depreciation	(14,144)	(12,971)
	$23,437	$20,685

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $1.2 million and $1.2 million, respectively.

Note 8. Cash Value of Life Insurance

The Bank is owner and beneficiary of life insurance policies on certain employees and directors. Policy cash values totaled approximately $17.9 million, and $17.4 million at December 31, 2019 and 2018, respectively.

Note 9. Goodwill and Intangible Assets

The change in goodwill during the years ended December 31, 2019 and 2018 is as follows:

(dollars in thousands)	2019	2018

Beginning of year	$3,198	$-
Acquired goodwill as result of Great State merger	-	3,198
Measurement period adjustment	59	-
Impairment	-	-
End of the period	$3,257	$3,198

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018

Balance at beginning of year, net	$3,892	$2,045
Core deposit intangible as result of Great State merger	-	2,425
Amortization expense	(822)	(578)
Net book value	$3,070	$3,892

Notes to Consolidated Financial Statements

Note 10. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. We adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. Prior to adoption, all of the Company’s leases were classified as operating leases and remain operating leases at adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Since adoption, the Company entered into a new operating lease and recognized right-of-use assets and lease liabilities.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. For our incremental borrowing rate, we used the Federal Home Loan Bank available at the time of the lease. The right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right-of-use assets are included in other assets and the lease liabilities are included in other liabilities. The following tables present information about leases:

(dollars in thousands)	2019

Lease liabilities	$729
Right-of-use assets	$729
Weighted average remaining lease term (years)	8.06
Weighted average discount rate	2.39%

(dollars in thousands)	2019

Lease Expense
Operating lease expense	$73
Short-term lease expense	97
Total lease expense	$170

Cash paid for amounts included in lease liabilities	$73

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2020	$123
Twelve months ending December 31, 2021	128
Twelve months ending December 31, 2022	97
Twelve months ending December 31, 2023	66
Twelve months ending December 31, 2024	68
Thereafter	330
Total undiscounted cash flows	$812
Less discount	(83)
Lease liabilities	$729

Notes to Consolidated Financial Statements

Note 11. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2019 and 2018 was $38.7 million, and $30.6 million, respectively. At December 31, 2019, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2020	$61,499
2021	78,377
2022	27,141
2023	12,359
2024	12,612
After Five Years	-
Total	$191,988

Note 12. Short-Term Debt

At December 31, 2019 and 2018 the Bank had no debt outstanding classified as short-term.

At December 31, 2019, the Bank had established unsecured lines of credit of approximately $52.5 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $163.5 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 13. Long-Term Debt

At December 31, 2019, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB. The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly beginning on March 6, 2020. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

At December 31, 2018 the Bank had no debt outstanding classified as long-term.

Notes to Consolidated Financial Statements

Note 14. Financial Instruments

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2019 and 2018 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2019

Financial Instruments – Assets
Net Loans	$566,460	$557,054	$-	$556,851	$203

Financial Instruments – Liabilities
Time Deposits	191,988	192,365	-	192,365	-
FHLB Advances	10,000	10,021	10,021	-	-

December 31, 2018

Financial Instruments – Assets
Net Loans	$532,970	$529,155	$-	$528,784	$371

Financial Instruments – Liabilities
Time Deposits	180,143	176,188	-	176,188	-

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

Note 14. Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2019, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2019 or 2018.

Notes to Consolidated Financial Statements

Note 14. Financial Instruments, continued

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

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Investment securities available for sale
U.S. Government Agencies	$-	$-	$-	$-
Mortgage-backed securities	19,504	-	19,504	-
Corporate securities	1,433	-	1,433	-
State and municipal securities	11,944	-	11,944	-
Total assets at fair value	$32,881	$-	$32,881	$-

December 31, 2018
Investment securities available for sale
U.S. Government Agencies	$245	$-	$245	$-
Mortgage-backed securities	24,763	-	24,763	-
Corporate securities	2,789	-	2,789	-
State and municipal securities	17,631	-	17,631	-
Total assets at fair value	$45,428	$-	$45,428	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2019 or 2018. There were no significant transfers between levels during the years ended December 31, 2019 or 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2019 or 2018. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Impaired loans	$203	$-	$-	$203
Total assets at fair value	$203	$-	$-	$203

Notes to Consolidated Financial Statements

Note 14. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2018
Impaired loans	$371	$-	$-	$371
Foreclosed assets	753	-	-	753
Total assets at fair value	$1,124	$-	$-	$1,124

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2019	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$203	$371	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$753	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	0%

Note 15. Employee Benefit Plans

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2019	2018

Change in benefit obligation
Benefit obligation at beginning of year	$4,493	$5,223
Interest cost	182	173
Actuarial (gain) loss	827	(824)
Benefits paid	(267)	(79)
Settlement (gain) loss	(13)	-
Benefit obligation at end of year	5,222	4,493
Change in plan assets
Fair value of plan assets at beginning of year	8,092	8,513
Actual return on plan assets	1,332	(342)
Benefits paid	(267)	(79)
Fair value of plan assets at end of year	9,157	8,092
Funded status at the end of the year	$3,935	$3,599

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2019	2018

Amounts recognized in the Balance Sheet
Plan benefit cost	$5,169	$4,912
Unrecognized net actuarial loss	(1,234)	(1,313)
Amount recognized in other assets	$3,935	$3,599

Amounts recognized in accumulated comprehensive income (loss)
Unrecognized net actuarial loss	$(1,234)	$(1,313)
Deferred taxes	259	275
Amount recognized in accumulated comprehensive income (loss), net	$(975)	$(1,038)

Prepaid benefit detail
Benefit obligation	$(5,222)	$(4,493)
Fair value of assets	9,157	8,092
Unrecognized net actuarial loss	1,234	1,313
Prepaid benefit cost	5,169	4,912

Components of net periodic pension cost
Interest cost	$182	$173
Expected return on plan assets	(551)	(576)
Recognized net loss due to settlement	71	-
Recognized net actuarial loss	41	30
Net periodic benefit expense	(257)	(373)

Additional disclosure information
Accumulated benefit obligation	$5,222	$4,493
Vested benefit obligation	$5,222	$4,493
Discount rate used for net periodic pension cost	4.25%	3.50%
Discount rate used for disclosure	3.25%	4.25%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	11	12

Using the same fair value hierarchy described in Note 14, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Cash equivalents and short term investments	$-	$-	$-	$-
Mutual funds – equities	4,749	4,749	-	-
Mutual funds – fixed income	4,408	4,408	-	-
Total assets at fair value	$9,157	$9,157	$-	$-

December 31, 2018
Cash equivalents and short term investments	$-	$-	$-	$-
Mutual funds – equities	3,848	3,848	-	-
Mutual funds – fixed income	4,244	4,244	-	-
Total assets at fair value	$8,092	$8,092	$-	$-

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2020	$430
2021	275
2022	230
2023	1,206
2024	425
2025 – 2029	1,303
$3,869

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2019 and there is no required contribution for 2020. Based on this we do not anticipate making a contribution to the plan in 2020.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2019 and 2018, by asset category are as follows:

	2019	2018

Mutual funds – fixed income	48%	52%
Mutual funds – equity	52%	48%
Cash and equivalents	0%	0%
Total	100%	100%

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

Note 15. Employee Benefit Plans, continued

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2019 Valuation	2018 Valuation
Source	Report	Report

Bank of Floyd Plan	103.97%	106.44%

Employer Contributions

Plan expenses paid by the Company totaled approximately $64 thousand and $54 thousand for the years ended December 31, 2019 and 2018, respectively.

Note 16. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $209 thousand and $258 thousand at December 31, 2019 and 2018, respectively. Expense charged against income and included in salary and benefits expense was $18 thousand and $23 thousand in 2019 and 2018, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017. The plans provide for annual payments ranging from $12,875 to $80,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $222 thousand and $143 thousand at December 31, 2019 and 2018, respectively. Expense charged against income and included in salary and benefits expense was $79 thousand and $107 thousand in 2019 and 2018, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $728 thousand and $768 thousand at December 31, 2019 and 2018, respectively. Charges to income amounted to approximately $29 thousand and $32 thousand for 2019 and 2018, respectively. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Notes to Consolidated Financial Statements

Note 17. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (substantially all Federal) are as follows:

(dollars in thousands)	2019	2018

Current	$1,189	$(375)
Deferred	591	1,589
	$1,780	$1,214

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of income follows:

(dollars in thousands)	2019	2018

Tax at statutory federal rate	$1,877	$1,205
Tax exempt interest income	(52)	(49)
Tax exempt insurance income	(92)	(155)
State income tax, net of federal benefit	48	21
Merger expenses	-	162
Other	(1)	30
Deferred tax asset re-measurement	-	-
	$1,780	$1,214

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2019 and 2018 are summarized as follows:

(dollars in thousands)	2019	2018

Deferred tax assets
Allowance for loan losses	$838	$603
Acquired loan credit mark	684	1,061
Deferred compensation	315	322
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	47	57
Minimum pension liability	259	276
Net operating loss carryforward	1,666	1,738
Alternative minimum tax credit carryforward	-	294
Net unrealized losses on securities available for sale	-	247
Nonaccrual interest income	445	206
Purchase accounting adjustments	1	144
Other	103	216
	$4,358	$5,164
Deferred tax liabilities
Deferred loan origination costs	365	635
Core deposit intangible	661	831
Accrued pension costs	1,113	1,049
Depreciation	1,059	795
Merger expenses	161	-
Net unrealized losses on securities available for sale	14	-
Accretion of discount on investment securities, net	-	1
	$3,373	$3,311
Net deferred tax asset	$985	$1,853

Notes to Consolidated Financial Statements

Note 17. Income Taxes, continued

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2016 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2019 and 2018. The net operating loss of approximately $7.9 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

Note 18. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2019 and 2018 is as follows:

(dollars in thousands)	2019	2018

Commitments to extend credit	$95,190	$76,977
Standby letters of credit	1,313	1,227
	$96,503	$78,204

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies, continued

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

Aggregate 2019 and 2018 loan transactions with related parties were as follows:

(dollars in thousands)	2019	2018

Balance, beginning	$7,549	$4,769
New loans	2,053	2,662
Repayments	(2,735)	(2,502)
Change in relationship	102	2,620
Balance, ending	$6,969	$7,549

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $8.6 million, and $8.2 million at December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements

Note 20. Regulatory Restrictions

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $7.9 million at December 31, 2019. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2019.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 5.53% as of December 31, 2019.

Notes to Consolidated Financial Statements

Note 20. Regulatory Restrictions, continued

Capital Requirements, continued

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2019 and 2018.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk weighted assets)	$78,652	13.53%	$46,499	8.00%	$58,124	10.00%
Tier 1 Capital (to risk weighted assets)	$74,726	12.86%	$34,874	6.00%	$46,499	8.00%
Common Equity Tier 1 (to risk weighted assets)	$74,726	12.86%	$26,156	4.50%	$37,780	6.50%
Tier 1 Capital (to average total assets)	$74,726	10.80%	$27,680	4.00%	$34,599	5.00%

December 31, 2018
Total Capital (to risk weighted assets)	$71,424	13.00%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital (to risk weighted assets)	$67,899	12.36%	$32,958	6.00%	$43,943	8.00%
Common Equity Tier 1 (to risk weighted assets)	$67,899	12.36%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital (to average total assets)	$67,899	10.08%	$26,932	4.00%	$33,664	5.00%

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9.00%, less than $10.0 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations and will not be required to report or calculated risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company expects to be able to opt into the CBLR framework for the Bank.

Notes to Consolidated Financial Statements

Note 21. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets

December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Assets
Cash and due from banks	$52	$1,409
Federal funds sold	532	-
Investment in affiliate bank	80,587	73,813
Other assets	326	468
Total assets	$81,497	$75,690

Liabilities
Other liabilities	$69	$68

Stockholders’ Equity
Common stock	-	-
Surplus	40,752	41,660
Retained earnings	41,600	35,929
Accumulated other comprehensive loss	(924)	(1,967)
Total stockholders’ equity	81,428	75,622
Total liabilities and stockholders’ equity	$81,497	$75,690

Statements of Income

For the years ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Income
Dividends from affiliate bank	$1,484	$1,123
Federal funds sold	3	-
Other income	-	1
	1,487	1,124
Expenses
Management and professional fees	74	68
Other expenses	5	8
	79	76
Income before tax benefit and equity in undistributed income of affiliate	1,408	1,048

Federal income tax benefit	16	16

Income before equity in undistributed income of affiliate	1,424	1,064

Equity in undistributed income of affiliate	5,731	3,462
Net income	$7,155	$4,526

Notes to Consolidated Financial Statements

Note 21. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018

Cash flows from operating activities
Net income	$7,155	$4,526
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(5,731)	(3,462)
Change in other assets	142	(80)
Change in other liabilities	1	31
Net cash provided by operating activities	1,567	1,015

Cash flows from investing activities
Net decrease in loans	-	-
Cash received in business combination	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash paid for fractional shares	-	(1)
Common stock repurchased	(908)	-
Dividends paid	(1,484)	(1,123)
Net cash used by financing activities	(2,392)	(1,124)
Net decrease in cash and cash equivalents	(825)	(109)

Cash and cash equivalents, beginning	1,409	1,518
Cash and cash equivalents, ending	$584	$1,409

Business combinations
Elimination of Company’s existing investment in Great State Bank	$-	$198
Stock issued to acquire Great State Bank	$-	$15,495

Note 22. Subsequent Events

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

The 2019 novel coronavirus (or “COVID-19”) has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time.  Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected.  On March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%.  These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human effort and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Changes in conditions will also impact the internal control effectiveness over time. The Company maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2019, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas M. Jackson, Jr. (62) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015. Prior to that he served as Chairman of the Board of Grayson and Grayson National Bank from 2011 to 2016 and a director from 2002. Mr. Jackson was Vice Chairman of Grayson and Grayson National Bank from 2009 to 2011. Mr. Jackson practices law in Hillsville and Wytheville, Virginia. He served as a representative of the 6th District in the Virginia House of Delegates from 1988 to 2002. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (57) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is the founder and owner of James W. Shortt & Associates, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and business and estate transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

 Jacky K. Anderson (68) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson was President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. He served as Vice President of Grayson from 1992 to 2000 and as Executive Vice President of Grayson National Bank from 1991 to 2000. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 45 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (61) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board, including his role as Chairman of Cardinal’s Audit Committee. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (54) – Mr. Edwards, President and Chief Executive Officer of Parkway and Skyline National Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of Parkway and Skyline from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards currently serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., as President of the Blue Ridge Discovery Center, and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (69) – Mr. Edwards has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards has served as the Manager of the Town of Sparta, North Carolina since January 2004. Prior to that, he was employed as a real estate agent with Mountain Dreams Realty and served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards has served on the Board of Directors of the Blue Ridge Electric Membership Corporation, a rural electric cooperative based in Lenoir, North Carolina, since 2007 and is the current Chairman of the Virginia Carolina Water Authority.

T. Mauyer Gallimore (77) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

Melissa Gentry (55) – Ms. Gentry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Ms. Gentry is the Controller and Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants and retail stores representing approximately $350 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park. Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (78) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics and a graduate degree in accounting. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (63) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo recently completed nine years of service on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

W. David McNeill (63) – Mr. McNeill has been a director of Parkway since July 2018. He was one of the Founders of Great State Bank and served on the Board of Directors from 2008 to 2018. Mr. Mc Neill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, and McNeill Nissan of Wilkesboro.  He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties the dealerships do business on.  Mr. McNeill is a graduate of UNC -Chapel Hill.

Frank A. Stewart (58) –Mr. Stewart has been a director of Parkway since July 2018. He served as director of Great State Bank for 2009 to 2018. Mr. Stewart is President of Premier Body Armor, LLC of Kings Mountain, NC. He is also the owner of Stewart Realty and Stewart Property Management. Previously, he was the owner and founder of Ultra Machine and Fabricating, a sheet metal business specializing in armor plating primarily for the military, from 1989 to 2015.

John Michael Turman (73) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (52) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., the Vaughan Foundation, and Galax Hope House Ministries, Inc.

Executive Officers Who Are Not Directors

Lori C. Vaught (46) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of Parkway and Skyline National Bank since January 2019, previously served as Controller of Skyline National Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association.

Beth R. Worrell (46) – Ms. Worrell, Executive Vice President and Chief Risk Officer of Skyline National Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts.

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

Rodney R. Halsey (51) – Mr. Halsey, Executive Vice President and Chief Operations Officer of Skyline National Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation and the Mount Rogers Planning District Loan Fund Board.  He currently serves on the Board of Trustees for Oak Hill Academy.  Mr. Halsey graduated from Appalachian State University with a degree in Business Administration.

     C. Greg Edwards (62) – Mr. Edwards, Executive Vice President and Regional President, North Carolina for Skyline National Bank, previously served as President and Chief Executive Officer of Great State Bank from 2008 until its acquisition by Skyline National Bank in 2018.  He was a member of the organizing group of Great State Bank and was elected to the board and President & CEO positions at the time the bank incorporated and began operations during July 2008.  He previously served as a senior credit officer for Northwestern National Bank (formerly Wilkes National Bank) from 1994 until that bank was acquired by Integrity Financial Corp. (the parent company of Catawba Valley Bank) in 2002.  Following that transaction, he joined Bank of Granite in April 2003 where he served as Senior Vice President and County Executive in Wilkes County until he joined the Great State Bank organizing group in December 2006.  Mr. Edwards has 40 years of commercial banking experience and served in loan review, credit administration and lending roles prior to the positions above with Southern National Bank, First Union National Bank and Northwestern Bank.

Jonathan L. Kruckow (35) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for Skyline National Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech and has also completed the VBA’s School of Bank Management at the University of Virginia and is a graduate of the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the VBA’s Lending Executives Committee and the VBA’s School of Bank Management Board of Trustees.

Milo L. Cockerham (33) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of Skyline National Bank, joined Skyline National Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 22 retail branch locations. Mr. Cockerham has 11 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate Emory & Henry College with a BA in Economics and a BS in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University.  He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met six times during the year ended December 31, 2019.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and James W. Shortt. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met five times during the year ended December 31, 2019.

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

How Executive Pay Levels are Determined

The Compensation Committee regularly reviews Parkway’s executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of Parkway’s executive officers are reported to the Board. The Compensation Committee also engages Pearl Meyer & Partners, LLC, an independent, third-party compensation consulting firm to assist with the design and implementation of the Company’s overall executive compensation program.  Pearl Meyer & Partners, LLC also compiles the comparative industry market data that the committee uses to assess overall compensation competitiveness.

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

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the Chief Executive Officer of Parkway and the Regional President, North Carolina and Regional President, Virginia of Skyline National Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(2)	Total ($)
Blake M. Edwards, Jr. (1)	2019	285,000	36,000	15,162	336,162
President and Chief Executive Officer	2018	190,000	31,000	10,294	231,294
C. Greg Edwards Executive Vice President and Regional President, North Carolina	2019	160,000	8,000	7,891	175,891
Jonathan L. Kruckow Executive Vice President and Regional President, Virginia	2019	160,000	15,500	9,080	184,580

(1)	Mr. Edwards was appointed as President and Chief Executive Officer effective January 1, 2019. Prior to his appointment he served as Senior Executive VP and Chief Financial Officer.
(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

Parkway has employment agreements with Blake M. Edwards and C. Greg Edwards and a change in control agreement with Mr. Kruckow as described below. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options

No stock options or other stock-based awards were granted to any of Parkway’s employees during the fiscal year ended December 31, 2019. In addition, no such options or awards were exercised during the fiscal year ended December 31, 2019 or held at December 31, 2019 by any such employees.

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

In addition, the Company adopted supplemental executive retirement plan (the “SERP”) for Blake M. Edwards, in November 2017.  The SERP provides for a retirement benefit of $80,000 per year, payable monthly and continuing for the executive’s lifetime, beginning upon the later of the executive’s separation from service with the Bank or reaching age 65, subject to the vesting schedule set forth in the SERP agreement.  Reduced benefits apply in cases of early retirement.  In addition, the SERP agreements provide that the executive’s retirement benefit will be fully vested upon a Change in Control, as defined in the SERP agreement.

Payments upon Termination of Employment or a Change of Control

Employment Agreement of Blake M. Edwards

On June 1, 2019, the Company entered into a new executive employment agreement with Blake M. Edwards, the Company’s current President and Chief Executive Officer.

The term of Mr. Edwards’s employment under Mr. Edwards’s employment agreement began on June 1, 2019 and will continue for a term of three years, unless terminated earlier in accordance with its terms. After the expiration of this initial term, Mr. Edwards’s employment agreement will automatically extend for successive one-year periods, unless either Mr. Edwards or the Company elect not to so extend. The employment agreement provides for an initial base salary of $285,000 per year. Mr. Edwards will be eligible to be considered for incentive compensation, if any, in an amount determined appropriate by the Company based on the recommendation of the Compensation Committee of the Company’s Board of Directors. He is also entitled to participate in the Company’s employee benefit plans and programs for which he is or will be eligible.

Mr. Edwards’s employment agreement provides for the termination of Mr. Edwards’s employment by the Company without “Cause” or by him for “Good Reason” in the absence of a “Change in Control” (as those terms are defined in the employment agreement). In such cases, Mr. Edwards will be entitled to receive his then-current base salary for the lesser of the remainder of the term or 18 months. Mr. Edwards’s employment agreement also provides for the termination of Mr. Edwards’s employment by the Company following a “Change in Control” or by him for “Good Reason” following a “Change in Control.” In such cases, Mr. Edwards will be entitled to receive, among other things, a lump sum amount equal to 2.99 times the sum of his base salary and highest annual bonus during the two years preceding the Change in Control. Mr. Edwards’s entitlement to the foregoing severance payments is subject to Mr. Edwards’s release and waiver of claims against the Company and his compliance with certain restrictive covenants as provided in the employment agreement.

In the event that Mr. Edwards is terminated by the Company as a result of a “Permanent Disability” (as defined in the employment agreement), Mr. Edwards will be entitled to receive a lump sum payment equal to 90 days of his then-current base salary. Mr. Edwards will not be entitled to any compensation or other benefits under his employment agreement if his employment is terminated upon his death, by the Company for “Cause,” or by him in the absence of “Good Reason.”

Mr. Edwards’s employment agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 24 months following the last day of Mr. Edwards’ employment.

Employment Agreement of C. Greg Edwards

In connection with the Great State merger, the Company entered into an employment agreement with C. Greg Edwards, the Company’s Executive Vice President and Regional President, North Carolina. Mr. Edwards’s employment agreement was effective upon the July 1, 2018 consummation of the Great State merger. The term of Mr. Edwards’s employment under his employment agreement will continue for a term of three years, unless terminated earlier in accordance with its terms. After the expiration of this initial term, the employment agreement will automatically extend for successive one-year periods, unless either Mr. Edwards or the Company elects not to so extend. The employment agreement provides for an initial base salary of $155,000 per year. Mr. Edwards will be eligible to be considered for incentive compensation, if any, in an amount determined appropriate by the Company based on the recommendation of the Compensation Committee. He is also entitled to participate in the Company’s employee benefit plans and programs for which he is or will be eligible.

Greg Edwards’s employment agreement provides for benefits in the event of a termination of Mr. Edwards’s employment by the Company without “Cause” or by him for “Good Reason” in the absence of a “Change of Control” (as those terms are defined in the employment agreement). In such cases, Mr. Edwards will be entitled to receive his then-current base salary for the lesser of the remainder of the term or 18 months. Mr. Edwards’s employment agreement also provides for benefits in the event of a termination of Mr. Edwards’s employment by the Company following a “Change of Control” or by him for “Good Reason” following a “Change of Control.” In such cases, Mr. Edwards will be entitled to receive his then-current base salary and other compensation benefits for a period of 24 months. Mr. Edwards’s entitlement to the foregoing severance payments is subject to Mr. Edwards’s release and waiver of claims against the Company and his compliance with certain restrictive covenants as provided in his employment agreement

In the event that Mr. Edwards is terminated by the Company as a result of a “Permanent Disability” (as defined in the employment agreement), Mr. Edwards will be entitled to receive a lump sum payment equal to 90 days of his then-current base salary. Mr. Edwards will not be entitled to any compensation or other benefits under the employment agreement if his employment is terminated upon his death, by the Company for “Cause,” or by him in the absence of “Good Reason.”

Mr. Edwards’s employment agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 24 months following the last day of Mr. Edwards’s employment.

Change in Control Agreement with Jonathan L. Kruckow

On June 1, 2019, the Company entered into a change in control agreement with Jonathan L. Kruckow, the Company’s Executive Vice President and Regional President, Virginia.

Mr. Kruckow’s change in control agreement provides that if the Mr. Kruckow’s employment is terminated by the Company without “Cause” or by him for “Good Reason” within 12 months following a “Change in Control Event” (as those terms are defined in the change in control agreement), the Company will make a severance payment to Mr. Kruckow equal to his annualized base salary.  Mr. Kruckow’s entitlement to the foregoing severance payment is subject to Mr. Kruckow’s release and waiver of claims against the Company and his compliance with certain restrictive covenants as provided in the change in control agreement.

Mr. Kruckow will not be entitled to any compensation or other benefits under his change in control agreement if (a) the Company terminates his employment for “Cause,” (b) he voluntarily terminates his employment for other than “Good Reason,” or (c) his employment terminates or is terminated due to his death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement). Subject to certain limited exceptions provided in the change in control agreement, the Company’s obligation to make severance payments under Mr. Kruckow’s change in control agreement expires on May 31, 2020.

Mr. Kruckow’s change in control agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the last day of Mr. Kruckow’s employment.

 Following any termination of employment or a change in control, the Company’s named executive officers are entitled to certain pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

 Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2019. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)
Jacky K. Anderson	29,639
Dr. J. Howard Conduff, Jr	27,221
Bryan L. Edwards	28,286
T. Mauyer Gallimore	26,419
Melissa Gentry	26,238
Thomas M. Jackson, Jr.	31,199
R. Devereux Jarratt	26,659
Theresa S. Lazo	27,257
W. David McNeill	26,978
James W. Shortt	28,592
Frank A. Stewart	25,727
John Michael Turman	24,635
J. David Vaughan	26,351

The Chairman of the Board receives fees of $1,000 per meeting and a monthly retainer of $400. All other directors receive $750 per meeting and a monthly retainer of $300. Additionally, $400 is paid to all directors for each committee meeting attended.

Blake M. Edwards, the Company’s President and Chief Executive Officer and a director of the Company, did not receive any compensation for his services as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 18, 2020 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

The Company is not aware of any person who beneficially owns more than five percent of the Company’s common stock.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Parkway Common Stock		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	2,112	(2)	*
Dr. J. Howard Conduff, Jr	131,780	(3)	2.17%
Bryan L. Edwards	1,408	(4)	*
T. Mauyer Gallimore	8,151		*
Melissa Gentry	3,500		*
Thomas M. Jackson, Jr	11,120		*
R. Devereux Jarratt	36,951		*
Theresa S. Lazo	18,079	(5)	*
W. David McNeill	23,516		*
James W. Shortt	2,456	(6)	*
Frank A. Stewart	113,740		1.87%
John Michael Turman	13,279	(7)	*
J. David Vaughan	9,783	(8)	*
Blake M. Edwards, Jr	1,056		*
C. Greg Edwards	25,258		*
Jonathan L. Kruckow	200		*
All of Parkway’s directors, executive officers, and executive officers of Skyline as a group (21 individuals)	405,545		6.68%

(1)	Based on 6,067,275 shares of Parkway common stock outstanding as of March 18, 2020.
(2)	Shares are held jointly with children and former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 1,189 shares owned by James W. Shortt & Associates, P.C.
(7)	Shares are held jointly with spouse.
(8)	Includes 1,526 shares owned jointly with his children.
*	Represents less than 1% of outstanding common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2019 totaled $7.0 million or 8.56% of Parkway’s equity capital at that date.

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

●

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019 and 2018, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $104,400 for 2019 and $140,000 for 2018.

Audit Related Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $14,500 for 2018.  During 2018, these services consisted primarily of merger-related accounting and regulatory filing assistance.  There were no audit related fees in 2019.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $16,125 for 2019 and $16,600 for 2018.  During 2019 and 2018, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2019 or 2018.

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

2.2	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Parkway Acquisition Corp., Skyline National Bank and Great State Bank (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2018, and incorporated herein by reference).
3.1	Articles of Incorporation of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Parkway Acquisition Corp. (attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 21, 2019, and incorporated herein by reference).
4.1

Form of Common Stock Certificate of Parkway Acquisition Corp. (attached as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on January 20, 2016, and incorporated herein by reference).

10.1

Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Blake M. Edwards (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 29, 2017, and incorporated herein by reference).

10.2

Supplemental Executive Retirement Plan, dated November 22, 2017, for the benefit of Rodney R. Halsey (attached as exhibit 10.7 to the Company’s Annual Report on 10-K filed on March 29, 2019, and incorporated herein by reference).

10.3

Executive Employment Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Blake M. Edwards (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2019, and incorporated herein by reference).

10.4

Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Rodney R. Halsey (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2019, and incorporated herein by reference).

10.5

Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Lorina C. Vaught (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 6, 2019, and incorporated herein by reference).

10.6	Employment Agreement, dated March 1, 2018 and effective upon the merger of Great State Bank into Skyline National Bank, by and between Parkway Acquisition Corp., Skyline National Bank and C. Greg Edwards (attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on April 13, 2018, and incorporated herein by reference).
10.7	Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Jonathan L. Kruckow.
21.1	Subsidiaries of the Company
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY ACQUISITION CORP.

Date: March 24, 2020	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 24, 2020.

Date: March 24, 2020	By:	Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2020	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2020	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 24, 2020	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 24, 2020	By:	/s/ Melissa Gentry
Melissa Gentry Director

Date: March 24, 2020	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 24, 2020	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 24, 2020	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 24, 2020	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 24, 2020	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 24, 2020	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 24, 2020	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 24, 2020	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 24, 2020	By:	/s/ W. David McNeill
W. David McNeill Director

Date: March 24, 2020	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2019 and (ii) our proxy materials for our 2020 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.