Form 10-Q
period 2020-03-31
Parkway Acquisition Corp.
filed 2020-05-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333- 209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 6,067,275 shares of Common Stock, no par value per share, outstanding as of May 14, 2020.

PART I     FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(dollars in thousands)	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$12,704	$8,388
Interest-bearing deposits with banks	36,176	34,861
Federal funds sold	204	1,138
Investment securities available for sale	29,170	32,881
Restricted equity securities	2,416	2,394
Loans, net of allowance for loan losses of $4,252 at March 31, 2020 and $3,893 at December 31, 2019	572,939	566,460
Cash value of life insurance	17,963	17,855
Properties and equipment, net	25,950	23,437
Accrued interest receivable	1,936	2,072
Core deposit intangible	2,877	3,070
Goodwill	3,257	3,257
Deferred tax assets, net	970	985
Other assets	9,892	9,492
	$716,454	$706,290

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$172,533	$165,900
Interest-bearing	448,772	445,311
Total deposits	621,305	611,211

FHLB advances	10,000	10,000
Accrued interest payable	204	132
Other liabilities	3,474	3,519
	634,983	624,862
Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,067,275 and 6,137,275 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Surplus	39,952	40,752
Retained earnings	42,482	41,600
Accumulated other comprehensive loss	(963)	(924)
	81,471	81,428
	$716,454	$706,290

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2020	2019
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,419	$7,121
Interest-bearing deposits in banks	127	58
Federal funds sold	3	70
Interest on taxable securities	171	276
Dividends	18	14
	7,738	7,539

Interest expense
Deposits	833	590
Interest on borrowings	21	-
	854	590
Net interest income	6,884	6,949

Provision for loan losses	322	238
Net interest income after provision for loan losses	6,562	6,711

Noninterest income
Service charges on deposit accounts	421	360
Other service charges and fees	493	513
Net realized gains (losses) on securities	212	(14)
Mortgage origination fees	129	84
Increase in cash value of life insurance	108	108
Other income	98	21
	1,461	1,072
Noninterest expenses
Salaries and employee benefits	3,469	3,157
Occupancy and equipment	783	725
Foreclosed asset expense, net	-	1
Data processing expense	416	369
FDIC Assessments	15	72
Advertising	106	135
Bank franchise tax	110	111
Director fees	70	60
Professional fees	142	182
Telephone expense	84	114
Core deposit intangible amortization	193	219
Other expense	541	556
	5,929	5,701
Net income before income taxes	2,094	2,082

Income tax expense	418	417
Net income	$1,676	$1,665

Net income per share	$0.27	$0.27
Weighted average shares outstanding	6,121,616	6,213,275
Dividends declared per share	$0.13	$0.12

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)

Net Income	$1,676	$1,665

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains arising during the period	163	703
Tax related to unrealized gains	(34)	(147)
Reclassification of net realized (gains) losses during the period	(212)	14
Tax related to realized gains (losses)	44	(3)

Total other comprehensive income (loss)	(39)	567
Total comprehensive income	$1,637	$2,232

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2020 and 2019 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	1,665	-	1,665
Other comprehensive income	-	-	-	-	567	567
Dividends paid ($0.12 per share)	-	-	-	(746)	-	(746)

Balance, March 31, 2019	6,213,275	$-	$41,660	$36,848	$(1,400)	$77,108

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	1,676	-	1,676
Other comprehensive loss	-	-	-	-	(39)	(39)
Dividends paid ($0.13 per share)	-	-	-	(794)	-	(794)
Common stock repurchased	(70,000)	-	(800)	-	-	(800)

Balance, March 31, 2020	6,067,275	$-	$39,952	$42,482	$(963)	$81,471

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,676	$1,665
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	339	303
Amortization of core deposit intangible	193	219
Accretion of loan discount and deposit premium, net	(506)	(643)
Provision for loan losses	322	238
Deferred income taxes	25	361
Net realized (gains) losses on securities	(212)	14
Accretion of discount on securities, net of amortization of premiums	75	125
Deferred compensation	(1)	(5)
Changes in assets and liabilities:
Cash value of life insurance	(108)	(108)
Accrued interest receivable	136	105
Other assets	(421)	467
Accrued interest payable	72	89
Other liabilities	(23)	(121)
Net cash provided by operating activities	1,567	2,709

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(4,748)	-
Sales	7,798	-
Maturities/calls/paydowns	749	1,399
Purchases of restricted equity securities	(22)	-
Net decrease (increase) in loans	(6,355)	3,280
Proceeds from sale of foreclosed assets	-	753
Purchases of property and equipment	(2,852)	(510)
Net cash provided by (used in) investing activities	(5,430)	4,922

Cash flows from financing activities
Net increase (decrease) in deposits	10,154	(8,196)
Common stock repurchased	(800)	-
Dividends paid	(794)	(746)
Net cash provided by (used in) financing activities	8,560	(8,942)
Net increase (decrease) in cash and cash equivalents	4,697	(1,311)

Cash and cash equivalents, beginning	44,387	40,007
Cash and cash equivalents, ending	$49,084	$38,696

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$782	$501
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized (gain) loss on available for sale securities	$(39)	$567

Business combinations
Goodwill recorded	$-	$59

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

The consolidated financial statements as of March 31, 2020 and for the periods ended March 31, 2020 and 2019 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three-month ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of accumulated other comprehensive income.  Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method.  The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity for discounts and the earlier of call date or maturity for premiums.

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

Pension Plan

Prior to the Cardinal merger, both the Bank and Bank of Floyd (“Floyd”) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees.  The benefits in each plan are primarily based on years of service and earnings.  Both the Bank’s and Floyd’s plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. The Bank’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation.  Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Leases

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.  The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Effective January 1, 2019, we adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.  There was not a material change to the timing of expense recognition.  See additional discussion of leases in Note 7 to the consolidated financial statements.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total
Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive income before reclassifications	556	-	556
Amounts reclassified from accumulated other comprehensive income, net of tax	11	-	11
Balance March 31, 2019	$(362)	$(1,038)	$(1,400)

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income before reclassifications	129	-	129
Amounts reclassified from accumulated other comprehensive income, net of tax	(168)	-	(168)
Balance March 31, 2020	$12	$(975)	$(963)

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 to change the accounting for credit losses and modify the impairment model for certain debt securities.  The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios.  In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.  In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  On October 16, 2019 the proposed changes were approved by the FASB.  As the Company is a smaller reporting company, the delay is applicable to the Company.

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

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2022.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. Since the Company is a smaller reporting company, it should adopt the amendments in ASU 2016-13 during 2023. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2020 and December 31, 2019 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
Available for sale:
Mortgage-backed securities	$16,926	$320	$(46)	$17,200
Corporate securities	1,500	-	(276)	1,224
State and municipal securities	10,729	46	(29)	10,746
	$29,155	$366	$(351)	$29,170
December 31, 2019
Available for sale:
Mortgage-backed securities	$19,540	$61	$(97)	$19,504
Corporate securities	1,500	-	(67)	1,433
State and municipal securities	11,777	168	(1)	11,944
	$32,817	$229	$(165)	$32,881

Restricted equity securities totaled $2.4 million at March 31, 2020 and December 31, 2019, respectively.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System.  The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available for sale:
Mortgage-backed securities	$3,942	$(46)	$-	$-	$3,942	$(46)
Corporate securities	-	-	1,224	(276)	1,224	(276)
State and municipal securities	1,886	(29)	-	-	1,886	(29)
Total securities available for sale	$5,828	$(75)	$1,224	$(276)	$7,052	$(351)

December 31, 2019
Available for sale:
Mortgage-backed securities	$8,625	$(97)	$-	$-	$8,625	$(97)
Corporate securities	-	-	1,433	(67)	1,433	(67)
State and municipal securities	1,010	(1)	-	-	1,010	(1)
Total securities available for sale	$9,635	$(98)	$1,433	$(67)	$11,068	$(165)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At March 31, 2020, 7 debt securities with unrealized losses had depreciated 4.73 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2020. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sale of investment securities available for sale were $7.8 million for the three-month period ended March 31, 2020. Gross realized losses for the three-month period ended March 31, 2019 resulted from investment securities available for sale being called prior to their maturity date. Gross proceeds from called securities totaled $10 thousand and $220 thousand for the three-month periods ended March 31, 2020 and 2019, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31
(dollars in thousands)	2020	2019

Realized gains	$212	$-
Realized losses	-	(14)
	$212	$(14)

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

The scheduled maturities of securities available for sale at March 31, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,754	$2,754
Due after one year through five years	6,488	6,523
Due after five years through ten years	9,395	9,140
Due after ten years	10,518	10,753
	$29,155	$29,170

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $16.0 million and $15.5 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Construction & development	$38,102	$39,649
Farmland	33,894	34,166
Residential	265,599	253,674
Commercial mortgage	185,779	190,817
Commercial & agricultural	34,298	32,426
Consumer & other	19,519	19,621
Total loans	577,191	570,353
Allowance for loan losses	(4,252)	(3,893)
Loans, net of allowance for loan losses	$572,939	$566,460

As of March 31, 2020 and December 31, 2019, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

Note 4. Allowance for Loan Losses and Impaired Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component is calculated on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired.  A specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value.  The specific component of the allowance for smaller-balance loans whose terms have been modified in a troubled debt restructuring (“TDR”) is calculated on a pooled basis considering historical experience adjusted for qualitative factors.  These smaller-balance TDRs were collectively evaluated for impairment.  The general component covers the remaining loan portfolio, and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of March 31, 2020 and December 31, 2019:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended March 31, 2020
Allowance for loan losses:
Balance, December 31, 2019	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	-	-	-	-	-	(53)	(53)
Recoveries	4	-	8	65	2	11	90
Provision	32	(22)	168	65	33	46	322
Balance, March 31, 2020	$341	$465	$1,998	$1,054	$246	$148	$4,252

For the Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(14)	(12)	(41)	(44)	(52)	(163)
Recoveries	-	-	7	28	2	11	48
Provision	22	36	(69)	28	146	75	238
Balance, March 31, 2019	$268	$407	$1,733	$697	$385	$128	$3,618

March 31, 2020
Allowance for loan losses:
Ending Balance	$341	$465	$1,998	$1,054	$246	$148	$4,252
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$341	$465	$1,998	$1,054	$246	$148	$4,252
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$38,102	$33,894	$265,599	$185,779	$34,298	$19,519	$577,191
Ending balance: individually evaluated for impairment	$-	$2,858	$908	$-	$-	$-	$3,766
Ending balance: collectively evaluated for impairment	$38,102	$31,036	$264,544	$185,465	$34,152	$19,519	$527,818
Ending balance: purchased credit impaired loans	$-	$-	$147	$314	$146	$-	$607

December 31, 2019
Allowance for loan losses:
Ending Balance	$305	$487	$1,822	$924	$211	$144	$3,893
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$305	$487	$1,822	$924	$211	$144	$3,893
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$39,649	$34,166	$253,674	$190,817	$32,426	$19,621	$570,353
Ending balance: individually evaluated for impairment	$-	$3,240	$909	$-	$-	$-	$4,149
Ending balance: collectively evaluated for impairment	$39,649	$30,926	$252,615	$190,496	$32,280	$19,621	$565,587
Ending balance: purchased credit impaired loans	$-	$-	$150	$321	$146	$-	$617

As of March 31, 2020 and December 31, 2019, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2020 and December 31, 2019, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

During the first quarter of 2020, Management evaluated loan grades included in the “Watch” category and determined that loans associated with a certain grade should be classified as “Pass” credits. As a result of this reclassification, the loan grades previously reported as “Watch” & “Pass” of December 31, 2019 have been reclassified as follows:

	Loan Grades
(dollars in thousands)	Watch As Reported	Reclass	Watch Adjusted
December 31, 2019
Real Estate Secured:
Construction & development	$4,801	$(4,244)	$557
Farmland	4,059	(2,565)	1,494
Residential	19,887	(19,349)	538
Commercial mortgage	21,960	(19,557)	2,403
Non-Real Estate Secured:
Commercial & agricultural	4,346	(3,805)	541
Consumer & other	300	(300)	-
Total	$55,353	$(49,820)	$5,533

	Loan Grades
(dollars in thousands)	Pass As Reported	Reclass	Pass Adjusted
December 31, 2019
Real Estate Secured:
Construction & development	$34,701	$4,244	$38,945
Farmland	22,969	2,565	25,534
Residential	231,629	19,349	250,978
Commercial mortgage	163,584	19,557	183,141
Non-Real Estate Secured:
Commercial & agricultural	27,503	3,805	31,308
Consumer & other	19,314	300	19,614
Total	$499,700	$49,820	$549,520

These reclassifications did not have an impact on our calculation of the allowance for loan losses or our provision expense.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2020 and December 31, 2019 (reclassified as noted above):

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

March 31, 2020
Real Estate Secured:
Construction & development	$37,412	$76	$-	$614	$38,102
Farmland	26,298	817	731	6,048	33,894
Residential	261,138	654	1,741	2,066	265,599
Commercial mortgage	178,154	2,288	837	4,500	185,779
Non-Real Estate Secured:
Commercial & agricultural	33,093	503	147	555	34,298
Consumer & other	19,517	-	-	2	19,519
Total	$555,612	$4,338	$3,456	$13,785	$577,191

December 31, 2019
Real Estate Secured:
Construction & development	$38,945	$557	$-	$147	$39,649
Farmland	25,534	1,494	673	6,465	34,166
Residential	250,978	538	176	1,982	253,674
Commercial mortgage	183,141	2,403	930	4,343	190,817
Non-Real Estate Secured:
Commercial & agricultural	31,308	541	103	474	32,426
Consumer & other	19,614	-	-	7	19,621
Total	$549,520	$5,533	$1,882	$13,418	$570,353

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2020 and December 31, 2019:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

March 31, 2020
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$38,092	$38,102	$-	$10
Farmland	1,218	-	116	1,334	32,560	33,894	-	3,734
Residential	257	47	258	562	265,037	265,599	-	364
Commercial mortgage	220	-	184	404	185,375	185,779	-	378
Non-Real Estate Secured:
Commercial & agricultural	195	-	189	384	33,914	34,298	-	191
Consumer & other	22	-	2	24	19,495	19,519	-	2
Total	$1,912	$47	$759	$2,718	$574,473	$577,191	$-	$4,679

December 31, 2019
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$39,639	$39,649	$-	$10
Farmland	893	-	971	1,864	32,302	34,166	-	4,192
Residential	292	48	365	705	252,969	253,674	-	412
Commercial mortgage	185	-	-	185	190,632	190,817	-	198
Non-Real Estate Secured:
Commercial & agricultural	135	8	163	306	32,120	32,426	-	165
Consumer & other	2	6	2	10	19,611	19,621	-	2
Total	$1,507	$62	$1,511	$3,080	$567,273	$570,353	$-	$4,979

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of March 31, 2020 and December 31, 2019, respectively, the recorded investment in impaired loans totaled $7.7 million and $7.8 million. The total amount of collateral-dependent impaired loans at March 31, 2020 and December 31, 2019, respectively, was $2.5 million and $2.9 million. As of March 31, 2020 and December 31, 2019, respectively, $3.8 million and $4.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $5.2 million and $4.8 million in troubled debt restructured loans included in impaired loans at March 31, 2020 and December 31, 2019, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment.  As of March 31, 2020 and December 31, 2019, respectively, $3.9 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $190 thousand and $174 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2020 and December 31, 2019:

Impaired Loans

				Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2020
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	2,858	2,858	-	3,049	5
Residential	908	908	-	908	10
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	3,766	3,766	-	3,957	15

With an allowance recorded:
Construction & development	414	414	21	420	6
Farmland	150	150	2	150	1
Residential	3,319	3,469	165	3,332	46
Commercial mortgage	10	55	1	11	1
Commercial & agricultural	30	30	1	30	-
Consumer & other	2	2	-	3	-
Subtotal	3,925	4,120	190	3,946	54

Totals:
Construction & development	414	414	21	420	6
Farmland	3,008	3,008	2	3,199	6
Residential	4,227	4,377	165	4,240	56
Commercial mortgage	10	55	1	11	1
Commercial & agricultural	30	30	1	30	-
Consumer & other	2	2	-	3	-
Total	$7,691	$7,886	$190	$7,903	$69

1     Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2020 and March 31, 2019:

For the Three Months Ended March 31, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$344	$344	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$344	$344	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2020, one loan was modified that was considered to be a TDR.  For this one loan, a term concession was granted.  No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2020.

For the Three Months Ended March 31, 2019

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	117	129	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$117	$129	-	$-	$-

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Residential	$147	$150
Commercial mortgage	314	321
Commercial & agricultural	146	146
Outstanding balance	$607	$617

Carrying amount	$607	$617

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the three months ended March 31, 2020 and during the year ended December 31, 2019.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Loans at beginning of year	$617	$714
Loans purchased during the year	-	-
Loans at end of period	$607	$617

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019

Interest cost	$41	$46
Expected return on plan assets	(157)	(138)
Recognized net actuarial loss	7	10
Net periodic benefit cost	$(109)	$(82)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2019 and there is no required contribution for 2020. Based on this we do not anticipate making a contribution to the plan in 2020.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the three-month period ended March 31, 2020 and for the year ended December 31, 2019 is as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019

Beginning of year	$3,257	$3,198
Measurement period adjustment	-	59
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019

Balance at beginning of year, net	$3,070	$3,892
Amortization expense	(193)	(822)
Net book value	$2,877	$3,070

Aggregate amortization expense was $193 thousand and $219 thousand for the three-month periods ended March 31, 2020 and 2019, respectively.

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Since adoption, the Company entered into a new operating lease during 2019 and recognized right-of-use assets and lease liabilities.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows.  Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.  For our incremental borrowing rate, we used the Federal Home Loan Bank available at the time of lease inception.  The right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.  The contracts in which the Company is lessee are with parties external to the Company and not related parties.  The Company’s lease right-of-use assets are included in other assets and the lease liabilities are included in other liabilities.  The following tables present information about leases:

	March 31,	December 31,
(dollars in thousands)	2020	2019

Lease liabilities	$708	$729
Right-of-use assets	$708	$729
Weighted average remaining lease term (years)	7.93	8.06
Weighted average discount rate	2.65%	2.39%

	Three Months Ended March 31,
(dollars in thousands)	2020	2019

Lease Expense
Operating lease expense	$25	$11
Short-term lease expense	16	38
Total lease expense	$41	$49

Cash paid for amounts included in lease liabilities	$25	$11

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Nine months ending December 31, 2020	$98
Twelve months ending December 31, 2021	128
Twelve months ending December 31, 2022	97
Twelve months ending December 31, 2023	66
Twelve months ending December 31, 2024	68
Thereafter	330
Total undiscounted cash flows	$787
Less discount	(79)
Lease liabilities	$708

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019

Commitments to extend credit	$105,654	$95,190
Standby letters of credit	1,243	1,313
	$106,897	$96,503

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2020 and December 31, 2019, was measured using an exit price notion.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or	Significant Other Observable	Significant Unobservable
(dollars in thousands)	Carrying Amount	Fair Value	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)

March 31, 2020

Financial Instruments – Assets
Net Loans	$572,939	$560,260	$-	$560,058	$202

Financial Instruments – Liabilities
Time Deposits	189,347	191,921	-	191,921	-
FHLB Advances	10,000	9,677	-	9,677	-

December 31, 2019

Financial Instruments – Assets
Net Loans	$566,460	$557,054	$-	$556,851	$203

Financial Instruments – Liabilities
Time Deposits	191,988	192,365	-	192,365	-
FHLB Advances	10,000	10,021	-	10,021	-

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2020, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2020
Investment securities available for sale
Mortgage-backed securities	$17,200	$-	$17,200	$-
Corporate securities	1,224	-	1,224	-
State and municipal securities	10,746	-	10,746	-
Total assets at fair value	$29,170	$-	$29,170	$-

December 31, 2019
Investment securities available for sale
Mortgage-backed securities	$19,504	$-	$19,504	$-
Corporate securities	1,433	-	1,433	-
State and municipal securities	11,944	-	11,944	-
Total assets at fair value	$32,881	$-	$32,881	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. There were no significant transfers between levels during the three-month period ended March 31, 2020 and the year ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2020
Impaired loans	$202	$-	$-	$202
Total assets at fair value	$202	$-	$-	$202

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Impaired loans	$203	$-	$-	$203
Total assets at fair value	$203	$-	$-	$203

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$202	$203	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Short-Term Debt

At March 31, 2020 and December 31, 2019, the Bank had no debt outstanding classified as short-term.

At March 31, 2020, the Bank had established unsecured lines of credit of approximately $50.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $166.4 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At March 31, 2020 and December 31, 2019, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB. The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on June 8, 2020. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

Note 12. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2020 and December 31, 2019, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to risk weighted assets)	$79,814	13.48%	$47,370	8.00%	$59,212	10.00%
Tier 1 Capital (to risk weighted assets)	$75,529	12.76%	$35,527	6.00%	$47,370	8.00%
Common Equity Tier 1 (to risk weighted assets)	$75,529	12.76%	$26,646	4.50%	$38,488	6.50%
Tier 1 Capital (to average total assets)	$75,529	10.70%	$28,245	4.00%	$35,307	5.00%

December 31, 2019
Total Capital (to risk weighted assets)	$78,652	13.53%	$46,499	8.00%	$58,124	10.00%
Tier 1 Capital (to risk weighted assets)	$74,726	12.86%	$34,874	6.00%	$46,499	8.00%
Common Equity Tier 1 (to risk weighted assets)	$74,726	12.86%	$26,156	4.50%	$37,780	6.50%
Tier 1 Capital (to average total assets)	$74,726	10.80%	$27,680	4.00%	$34,599	5.00%

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Capital Requirements, continued

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

The CBLR framework was available for banks to use in their March 31, 2020, Call Report.  At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Note 13. Subsequent Events

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

As a qualified Small Business Administration (“SBA”) lender, we were automatically authorized to originate Paycheck Protection Program (“PPP”) loans and began taking applications on April 3, 2020. An eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 30, 2020, the Bank had closed and funded approximately $62.4 million in PPP loans.

To bolster to effectiveness of the PPP, the Federal Reserve provides liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Payroll Protection Program Liquidity Facility (“PPPLF”) extends credit on a non-recourse basis to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 20, 2020, the Bank borrowed $5.4 million in PPPLF funding, that has a maturity date of April 15, 2022 and is secured by $5.4 million in PPP loans. The interest rate on the PPPLF is 35 basis points. The Bank may request additional PPPLF funding through September 30, 2020.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Summary

●	Net income was $1.7 million in the first quarters of 2020 and 2019, respectively.
●	Earnings per share was $0.27 for the quarters ended March 31, 2020 and 2019, respectively.
●	Net interest margin (“NIM”) was 4.28% percent for the first quarter 2020, compared to 4.58% in the first quarter of 2019. The NIM compression during the first quarter of 2020 was primarily the result of continual competitive pressure for both loans and deposits, as well as the swift reduction in short term interest rates attributable to the COVID-19 pandemic
●	Total assets increased by $10.2 million, or 1.44%, to $716.5 million at March 31, 2020 from $706.3 million at December 31, 2019.
●	Net loans increased $6.5 million, or 1.14%, from December 31, 2019 to $572.9 million as of March 31, 2020.
●	Total deposits increased 1.65%, to $621.3 million at March 31, 2020 from $611.2 million at December 31, 2019.
●	Return on average assets decreased to 0.94% for the quarter ended March 31, 2020, from 1.01% for the quarter ended March 31, 2019.
●	Return on average equity decreased to 8.23% for the quarter ended March 31, 2020, from 8.83% for the quarter ended March 31, 2019.

Coronavirus (“COVID-19”) Response

Due to the impact of COVID-19, the spread of this virus has created uncertainty in our markets and in our communities. The Company has taken many steps to protect the health and safety of our employees and customers during this pandemic. Some of the initiatives implemented by the Bank, and other updates, include the following:

Operational Initiatives

●	Pandemic response team meets on at least a weekly basis and actively monitors guidance released by regulators and banking associations.
●	All in-person meetings have been cancelled until further notice.
●	Employees are working remotely, temporarily relocated or are working alternate days to increase social distancing.
●	Branch and operational offices are cleaned and sanitized regularly. Employees have access to masks, gloves and disinfectant.
●

Beginning on March 20, branch lobbies were closed to lessen the spread of the virus and protect both our employees and our customers. Drive through facilities remain open and branch lobby services are available by appointment.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coronavirus (“COVID-19”) Response, continued

Operational Initiatives, continued

●	Management provides updates to employees and directors on a regular basis.
●	Call center hours have been increased to assist with customer inquiries.
●

To protect the well-being of our staff and customers, the Company has set up resources for several employees to work from home. To facilitate the move, we allocated laptop computers and desktop computers, with WiFi access, to staff and enabled our ability to network offsite via secure VPN.

Loan Deferment Requests

The Bank, like many other financial institutions, has received requests to defer principal and/or interest payments, and has agreed to such deferrals or is in the process of doing so.  The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, are encouraging financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19.  The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for purposes of COVID-19 related modifications.  A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes.  Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency.  Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.  Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank began receiving request for loan deferments on March 23, 2020. The payment accommodation provided by the Bank is generally up to three months with the Bank recognizing that an additional three month payment accommodation may be required for some customers. Payments received upon the expiration of the payment accommodation period will generally be first applied to interest accrued, then towards escrow advances, and any remaining amount toward principal. As of April 30, 2020, the Bank had received 133 requests for loan payment deferment of approximately $33.6 million in loans, or 5.4% of the loan portfolio.

Paycheck Protection Program

As a qualified SBA lender, we were automatically authorized to originate PPP loans and began taking applications on April 3, 2020.  An eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 30, 2020, the Bank had closed and funded approximately $62.4 million in PPP loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coronavirus (“COVID-19”) Response, continued

Paycheck Protection Program, continued

To bolster to effectiveness of the PPP, the Federal Reserve provides liquidity to participating financial institutions through term financing backed by PPP loans to small businesses.  The Payroll Protection Program Liquidity Facility (“PPPLF”) extends credit on a non-recourse basis to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value.  On April 20, 2020, the Bank borrowed $5.4 million in PPPLF funding, that has a maturity date of April 15, 2022 and is secured by $5.4 million in PPP loans.  The interest rate on the PPPLF is 35 basis points.  The Bank may request additional PPPLF funding through September 30, 2020.

Results of Operations

Results of Operations for the Three Months ended March 31, 2020 and 2019

Parkway recorded net income of $1.7 million, or $0.27 per share for the quarters ended March 31, 2020 and 2019, respectively.  Income tax expense related to ordinary operations totaled $418 thousand for the first quarter of 2020 compared to $417 thousand for the first quarter of 2019.  Net income before income taxes totaled $2.1 million or $0.34 per share for the quarters ended March 31, 2020 and 2019, respectively.  First quarter earnings represented an annualized return on average assets (“ROAA”) of 0.94% and an annualized return on average equity (“ROAE”) of 8.23% for the quarter ended March 31, 2020, compared to ROAA of 1.01% and ROAE of 8.83% for the quarter ended March 31, 2019.

Total interest income was $7.7 million for the quarter ended March 31, 2020 compared to $7.5 million for the quarter ended March 31, 2019, representing an increase of $199 thousand.  Interest income on loans increased by $298 thousand from March 31, 2019 compared to March 31, 2020.  The increase in interest income was attributable primarily to the loan growth experienced in 2019 as well as an increase of $6.8 million in gross loans in the first quarter of 2020.  Accretion of purchased loan discounts increased interest income by $446 thousand in the first quarter of 2020 compared to $526 thousand in the first quarter of 2019, representing a decrease of $80 thousand.  Interest earned on investments decreased by $105 thousand from March 31, 2019 compared to March 31, 2020.  The Bank strategically decreased its investment portfolio during the quarter ended March 31, 2020 to take advantage of gains in the portfolio to help offset the declining rates on the Company’s interest-bearing cash equivalent accounts.

Interest expense on deposits increased by $243 thousand for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $60 thousand in the first quarter of 2020, compared to $117 thousand in the first quarter of 2019, representing a decrease of $57 thousand.

The provision for loan losses was $322 thousand for the quarter ended March 31, 2020, compared to $238 thousand for the quarter ended March 31, 2019.  During the first quarter of 2020, Parkway recognized $37 thousand in net recoveries compared to $115 thousand in net charge-offs for the first quarter of 2019 and net charge-offs of $70 thousand in the fourth quarter of 2019.  The reserve for loan losses at March 31, 2020 was approximately 0.74% of total loans, compared to 0.68% at March 31, 2019.  Management’s estimate of probable credit losses inherent in the acquired loan portfolio from Cardinal Bankshares Corporation and Great State Bank was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans.  As of March 31, 2020, the remaining unaccreted discount on the acquired loan portfolios totaled $2.7 million.

In response to shutdowns of non-essential businesses and the stay-at-home orders issued in connection with COVID-19, management is taking steps to assess asset quality and maintain an adequate allowance for loan loss. Among other things, we have stress tested certain concentrations within our portfolio (hotels, restaurants, retail and 1-4 family rentals) on a worst-case scenario. Due to the Bank’s rural footprint, past economic factors tend to be delayed, the “trickle down” effect, compared to urban areas. We have also been fortunate to see a very low level of COVID-19 cases in our footprint. In an abundance-of caution, we have increased our allowance to reflect negative economic factors, including a potential rise in unemployment.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended March 31, 2020 and 2019, continued

Total noninterest income was $1.5 million in the first quarter of 2020 compared to $1.1 million in the first quarter of 2019.  The majority of the increase was due to gains realized on the sale of investments during the first quarter of 2020 totaling $212 thousand compared to losses of $14 thousand for the same period in 2019.

Total noninterest expenses increased by $228 thousand for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. Salary and benefit costs increased by $312 thousand due to the increase in employees, primarily from the addition of staffing in our newly opened Mocksville and Lenoir, NC locations, as well as future locations in Hickory and Hudson, NC. We also added three commercial lenders during 2019 that impacted the quarter to quarter comparison. Occupancy and equipment expenses increased by $58 thousand and data processing expenses increased by $47 thousand from the first quarter of 2019 to 2020, due to the addition of new branch facilities. Amortization of core deposit intangibles decreased by $26 thousand in the quarter to quarter comparison.

Income tax expense remained flat in the quarter to quarter comparison, totaling $418 thousand for the quarter ended March 31, 2020 compared to $417 thousand for the quarter ended March 31, 2019.

Financial Condition

Total assets increased by $10.2 million, or 1.44%, to $716.5 million at March 31, 2020 from $706.3 million at December 31, 2019.  Net loans increased during the first quarter by $6.5 million and property and equipment increased as well during the quarter by $2.5 million as the Bank continues to expand its branching presence in adjacent markets.  Cash and cash equivalent balances increased by $4.7 million and investment securities decreased by $3.7 million during the quarter.

Total deposits increased by $10.1 million, or 1.65%, to $621.3 million at March 31, 2020 from $611.2 million at December 31, 2019. The increases in deposit liabilities can be attributed to the Bank’s branch expansion into new markets as well as growth in our existing locations. Total increases for the first quarter of 2020 included a $6.6 million increase in noninterest bearing deposits, while interest bearing deposits increased by $3.5 million over the same time period. The increase in interest bearing deposits was primarily due to a $6.1 million increase in saving accounts offset by a $2.6 million decrease in certificate of deposits. Competition for deposits continues to increase in many of our markets, however, our liquidity position has continued to allow us to fund our balance sheet without “paying up” for high rate, volatile deposits.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $4.98 million at December 31, 2019 to $4.68 million at March 31, 2020. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at March 31, 2020 and December 31, 2019.

Nonaccrual loans decreased from $4.98 million at December 31, 2019 to $4.68 million at March 31, 2020. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

	March 31,	December 31,
(dollars in thousands)	2020	2019

Nonperforming Assets
Nonaccrual loans	$4,679	$4,979
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	4,679	4,979
Foreclosed assets	-	-
Total nonperforming assets	$4,679	$4,979

Nonperforming assets to total assets	0.65%	0.70%
Nonperforming loans to total loans	0.81%	0.87%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2020, the allowance for loan losses included $190 thousand specifically reserved for impaired loans in the amount of $3.9 million.  Based on impairment analysis, loans totaling $3.8 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2019 totaled $7.8 million, of which $3.6 million required specific reserves of $174 thousand.

Summary of Loan Loss Experience	Three	Three
	months	months	Year
	ended	ended	ended
(dollars in thousands)	March 31,	March 31,	December 31,
	2020	2019	2019
Total loans outstanding at end of period	$577,191	$533,596	$570,353

Allowance for loan losses, beginning of period	$3,893	$3,495	$3,495

Charge offs:
Construction & development	-	-	-
Farmland	-	(14)	(13)
Residential	-	(12)	(55)
Commercial mortgage	-	(41)	(41)
Commercial & agricultural	-	(44)	(77)
Consumer & other	(53)	(52)	(212)
Total charge-offs	(53)	(163)	(398)

Recoveries:
Construction & development	4	-	-
Farmland	-	-	-
Residential	8	7	8
Commercial mortgage	65	28	69
Commercial & agricultural	2	2	10
Consumer & other	11	11	54
Total recoveries	90	48	141
Net charge-offs	37	(115)	(257)

Provision for allowance	322	238	655
Allowance for loan losses at end of period	$4,252	$3,618	$3,893

Ratios:
Allowance for loan losses to loans at end of period	0.74%	0.68%	0.68%
Net charge-offs to allowance for loan losses	0.87%	3.18%	6.60%
Net charge-offs to provisions for loan losses	11.49%	48.32%	39.24%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2020 totaled $4.2 million, or 0.72% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Stockholders’ equity remained flat from $81.4 million at December 31, 2019 to $81.5 million at March 31, 2020. The first quarter 2020 earnings of $1.7 million were offset by dividend payments of $794 thousand and stock repurchases of $800 thousand. Book value increased from $13.27 per share at December 31, 2019 to $13.43 per share at March 31, 2020.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $50.0 million at March 31, 2020. The Bank had no balances outstanding on these lines as of March 31, 2020 and December 31, 2019, respectively. In addition, the Bank has the ability to borrow up to approximately $166.4 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral. The Bank had long-term FHLB advances of $10.0 million outstanding at March 31, 2020 and December 31, 2019, respectively.

The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore, management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds and seeks to maintain that level.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.  The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.9% for the periods ended March 31, 2020 and December 31, 2019, respectively.  These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2020, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2020, Parkway’s equity to asset ratio was 11.37% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $794 thousand, and had $800 thousand of stock repurchases for the first quarter of 2020.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to:  changes in interest rates, general economic conditions; the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2019 should be considered.  These risks could materially and adversely affect our business, financial condition and results of operations.  Other than as set forth below, there have been no material changes to the factors discussed in our Form 10-K.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience adverse effects due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

●	credit losses resulting from financial stress experienced by our borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;
●

operational failures, disruptions or inefficiencies due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus;

●	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;
●	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;
●	any financial liability, credit losses, litigation costs or reputational damage resulting from our origination of PPP loans; and
●	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect.  Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the 90-day deferral period.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2020.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan
Purchased 1/1 through 1/31	-	$-	-	124,000
Purchased 2/1 through 2/29	-	$-	-	124,000
Purchased 3/1 through 3/31	70,000	$11.43	70,000	54,000
Total	70,000	$11.43	70,000

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 15, 2020	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer