Form 10-Q
period 2020-06-30
Parkway Acquisition Corp.
filed 2020-08-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333- 209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 6,060,775 shares of Common Stock, no par value per share, outstanding as of August 13, 2020.

PART I     FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(dollars in thousands)	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$11,968	$8,388
Interest-bearing deposits with banks	36,835	34,861
Federal funds sold	236	1,138
Investment securities available for sale	33,006	32,881
Restricted equity securities	2,416	2,394
Loans, net of allowance for loan losses of $4,654 at June 30, 2020 and $3,893 at December 31, 2019	645,945	566,460
Cash value of life insurance	18,071	17,855
Properties and equipment, net	26,074	23,437
Accrued interest receivable	2,576	2,072
Core deposit intangible	2,685	3,070
Goodwill	3,257	3,257
Deferred tax assets, net	1,588	985
Other assets	9,531	9,492
	$794,188	$706,290

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$219,845	$165,900
Interest-bearing	471,393	445,311
Total deposits	691,238	611,211

FHLB advances	10,000	10,000
Paycheck protection program liquidity facility advances	5,375	-
Accrued interest payable	126	132
Other liabilities	4,346	3,519
	711,085	624,862
Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,060,775 and 6,137,275 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Surplus	39,885	40,752
Retained earnings	43,579	41,600
Accumulated other comprehensive loss	(361)	(924)
	83,103	81,428
	$794,188	$706,290

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except share amounts)	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,440	$7,140	$14,859	$14,261
Interest-bearing deposits in banks	26	40	153	98
Federal funds sold	-	109	3	179
Interest on taxable securities	150	264	321	540
Interest on nontaxable securities	5	-	5	-
Dividends	50	47	68	61
	7,671	7,600	15,409	15,139
Interest expense
Deposits	827	680	1,660	1,270
Interest on borrowings	24	-	45	-
	851	680	1,705	1,270
Net interest income	6,820	6,920	13,704	13,869

Provision for loan losses	414	276	736	514
Net interest income after provision for loan losses	6,406	6,644	12,968	13,355

Noninterest income
Service charges on deposit accounts	269	376	690	736
Other service charges and fees	517	499	1,010	1,012
Net realized gains (losses) on securities	-	10	212	(4)
Mortgage origination fees	252	126	381	210
Increase in cash value of life insurance	108	108	216	216
Other income	22	141	120	162
	1,168	1,260	2,629	2,332
Noninterest expenses
Salaries and employee benefits	3,592	3,262	7,061	6,419
Occupancy and equipment	775	714	1,558	1,439
Foreclosed asset expense, net	-	1	-	2
Data processing expense	467	362	883	731
FDIC Assessments	60	72	75	144
Advertising	184	158	290	293
Bank franchise tax	122	111	232	222
Director fees	61	88	131	148
Professional fees	105	180	247	362
Telephone expense	99	66	183	180
Core deposit intangible amortization	192	218	385	437
Other expense	562	526	1,103	1,082
	6,219	5,758	12,148	11,459
Net income before income taxes	1,355	2,146	3,449	4,228

Income tax expense	258	411	676	828
Net income	$1,097	$1,735	$2,773	$3,400

Net income per share	$0.18	$0.28	$0.46	$0.55
Weighted average shares outstanding	6,066,704	6,206,022	6,094,160	6,209,629
Dividends declared per share	$0.00	$0.00	$0.13	$0.12

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)

Net Income	$2,773	$3,400

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	924	1,261
Tax related to unrealized gains	(194)	(264)
Reclassification of net realized (gains) losses during the period	(212)	4
Tax related to realized gains (losses)	45	(1)

Total other comprehensive income	563	1,000
Total comprehensive income	$3,336	$4,400

	Three Months Ended
	June 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)

Net Income	$1,097	$1,735

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	762	558
Tax related to unrealized gains	(160)	(117)
Reclassification of net realized gains during the period	-	(10)
Tax related to realized gains	-	2

Total other comprehensive income	602	433
Total comprehensive income	$1,699	$2,168

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six and Three Months ended June 30, 2020 and 2019 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	1,665	-	1,665
Other comprehensive income	-	-	-	-	567	567
Dividends paid ($0.12 per share)	-	-	-	(746)	-	(746)

Balance, March 31, 2019	6,213,275	$-	$41,660	$36,848	$(1,400)	$77,108

Net income	-	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	-	433	433
Common stock repurchased	(20,000)	-	(235)	-	-	(235)

Balance, June 30, 2019	6,193,275	$-	$41,425	$38,583	$(967)	$79,041

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	1,676	-	1,676
Other comprehensive loss	-	-	-	-	(39)	(39)
Dividends paid ($0.13 per share)	-	-	-	(794)	-	(794)
Common stock repurchased	(70,000)	-	(800)	-	-	(800)

Balance, March 31, 2020	6,067,275	$-	$39,952	$42,482	$(963)	$81,471

Net income	-	-	-	1,097	-	1,097
Other comprehensive income	-	-	-	-	602	602
Common stock repurchased	(6,500)	-	(67)	-	-	(67)

Balance, June 30, 2020	6,060,775	$-	$39,885	$43,579	$(361)	$83,103

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,773	$3,400
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	667	597
Amortization of core deposit intangible	385	437
Accretion of loan discount and deposit premium, net	(813)	(1,316)
Provision for loan losses	736	514
Deferred income taxes	(751)	442
Net realized (gains) losses on securities	(212)	4
Accretion of discount on securities, net of amortization of premiums	141	239
Deferred compensation	(2)	(10)
Gains on sale of properties and equipment	-	(121)
Changes in assets and liabilities:
Cash value of life insurance	(216)	(216)
Accrued interest receivable	(504)	(128)
Other assets	(20)	468
Accrued interest payable	(6)	22
Other liabilities	810	(226)
Net cash provided by operating activities	2,988	4,106

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(10,647)	(1,037)
Sales	7,798	3,950
Maturities/calls/paydowns	3,506	2,441
Purchases of restricted equity securities	(22)	(1)
Net increase in loans	(79,516)	(12,625)
Proceeds from sale of foreclosed assets	-	753
Purchases of property and equipment	(3,304)	(781)
Net cash used in investing activities	(82,185)	(7,300)

Cash flows from financing activities
Net increase (decrease) in deposits	80,135	(2,770)
Net change in paycheck protection program liquidity facility advances	5,375	-
Common stock repurchased	(867)	(235)
Dividends paid	(794)	(746)
Net cash provided by (used in) financing activities	83,849	(3,751)
Net increase (decrease) in cash and cash equivalents	4,652	(6,945)

Cash and cash equivalents, beginning	44,387	40,007
Cash and cash equivalents, ending	$49,039	$33,062

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$1,711	$1,248
Taxes paid	$253	$50

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$563	$1,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$68	$-

Business combinations
Goodwill recorded	$-	$59

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty four full-service banking offices and one loan production office. As an FDIC-insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of June 30, 2020 and for the six and three-month periods ended June 30, 2020 and 2019 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the six and three-months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Small Business Administration Paycheck Protection Program

The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation.  Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020.  Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels.  The CARES Act authorized the SBA to temporarily guarantee these loans.

Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class.  Origination fees received by the SBA are capitalized into the carrying amount of the loans.  The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. Loans outstanding as of June 30, 2020 totaled $77.1 million.

The allowance for loan losses for SBA-PPP loans originated during the second quarter of 2020 were separately evaluated given the explicit government guarantee.  This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income are as follows:

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total
Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive income before reclassifications	997	-	997
Amounts reclassified from accumulated other comprehensive income, net of tax	3	-	3
Balance June 30, 2019	$71	$(1,038)	$(967)

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income before reclassifications	731	-	731
Amounts reclassified from accumulated other comprehensive income, net of tax	(168)	-	(168)
Balance June 30, 2020	$614	$(975)	$(361)

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

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2020 and December 31, 2019 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Available for sale:
Mortgage-backed securities	$17,993	$597	$-	$18,590
Corporate securities	1,500	-	(62)	1,438
State and municipal securities	12,737	243	(2)	12,978
	$32,230	$840	$(64)	$33,006
December 31, 2019
Available for sale:
Mortgage-backed securities	$19,540	$61	$(97)	$19,504
Corporate securities	1,500	-	(67)	1,433
State and municipal securities	11,777	168	(1)	11,944
	$32,817	$229	$(165)	$32,881

Restricted equity securities totaled $2.4 million at June 30, 2020 and December 31, 2019, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Available for sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Corporate securities	-	-	1,438	(62)	1,438	(62)
State and municipal securities	1,006	(2)	-	-	1,006	(2)
Total securities available for sale	$1,006	$(2)	$1,438	$(62)	$2,444	$(64)

December 31, 2019
Available for sale:
Mortgage-backed securities	$8,625	$(97)	$-	$-	$8,625	$(97)
Corporate securities	-	-	1,433	(67)	1,433	(67)
State and municipal securities	1,010	(1)	-	-	1,010	(1)
Total securities available for sale	$9,635	$(98)	$1,433	$(67)	$11,068	$(165)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At June 30, 2020, 2 debt securities with unrealized losses had depreciated 2.55 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2020. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $7.80 million for the six-month period ended June 30, 2020 and $3.95 million for the six-month and three-month periods ended June 30, 2019. There were no proceeds from the sale of investment securities for the three-month period ended June 30, 2020. Gross proceeds from called securities totaled $1.27 million and $735 thousand for the six-month periods ended June 30, 2020 and 2019, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the six-month and three-month periods ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30		Three Months Ended June 30
(dollars in thousands)	2020	2019	2020	2019

Realized gains	$212	$32	$-	$32
Realized losses	-	(36)	-	(22	)-
	$212	$(4)	$-	$10

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

The scheduled maturities of securities available for sale at June 30, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$620	$626
Due after one year through five years	7,819	7,847
Due after five years through ten years	7,914	8,252
Due after ten years	15,877	16,281
	$32,230	$33,006

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $14.7 million and $15.5 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Construction & development	$44,192	$39,649
Farmland	34,629	34,166
Residential	260,565	253,674
Commercial mortgage	181,866	190,817
Commercial & agricultural	31,456	32,426
SBA-PPP	77,105	-
Consumer & other	20,786	19,621
Total loans	650,599	570,353
Allowance for loan losses	(4,654)	(3,893)
Loans, net of allowance for loan losses	$645,945	$566,460

As a qualified Small Business Administration (“SBA”) lender, we were automatically authorized to originate “SBA-PPP” loans and began taking applications on April 3, 2020. An eligible business can apply for a SBA- PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. SBA-PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the SBA-PPP loans made to eligible borrowers. The entire principal amount of the borrower’s SBA-PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the SBA-PPP, subject to certain eligibility requirements and conditions. As of June 30, 2020, the Bank had 1,148 SBA-PPP loans outstanding with an outstanding principal balance of $79.9 million, less unearned net fees of $2.8 million.

To bolster to effectiveness of the SBA-PPP, the Federal Reserve provides liquidity to participating financial institutions through term financing backed by SBA-PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (“PPPLF”) extends credit on a non-recourse basis to eligible financial institutions that originate SBA- PPP loans, taking the loans as collateral at face value. As of June 30, 2020, the Bank had $5.4 million in PPPLF funding outstanding, that has a maturity date of April 15, 2022 and is secured by $5.4 million in SBA-PPP loans.

As of June 30, 2020 and December 31, 2019, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of June 30, 2020 and December 31, 2019:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended June 30, 2020
Allowance for loan losses:
Balance, March 31, 2019	$341	$465	$1,998	$1,054	$246	$148	$4,252
Charge-offs	-	-	-	-	-	(25)	(25)
Recoveries	-	-	3	-	-	10	13
Provision	74	7	125	(3)	204	7	414
Balance, March 31, 2020	$415	$472	$2,126	$1,051	$450	$140	$4,654

For the Three Months Ended June 30, 2019
Allowance for loan losses:
Balance, March 31, 2019	$268	$407	$1,733	$697	$385	$128	$3,618
Charge-offs	-	-	(20)	-	(19)	(43)	(82)
Recoveries	-	-	1	-	2	3	6
Provision	17	133	16	155	(76)	31	276
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818

For the Six Months Ended June 30, 2020
Allowance for loan losses:
Balance, December 31, 2019	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	-	-	-	-	-	(78)	(78)
Recoveries	4	-	11	65	2	21	103
Provision	106	(15)	293	62	237	53	736
Balance, June 30, 2019	$415	$472	$2,126	$1,051	$450	$140	$4,654

For the Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(14)	(32)	(41)	(63)	(95)	(245)
Recoveries	-	-	8	28	4	14	54
Provision	39	169	(53)	183	70	106	514
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818

June 30, 2020
Allowance for loan losses:
Ending Balance	$415	$472	$2,126	$1,051	$450	$140	$4,654
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$415	$472	$2,126	$1,051	$450	$140	$4,654
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$44,192	$34,629	$260,565	$181,866	$31,456	$20,786	$573,494
Ending balance: individually evaluated for impairment	$-	$2,836	$-	$-	$-	$-	$2,836
Ending balance: collectively evaluated for impairment	$44,192	$31,793	$260,422	$181,554	$31,310	$20,786	$570,057
Ending balance: purchased credit impaired loans	$-	$-	$143	$312	$146	$-	$601

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

As of June 30, 2020 and December 31, 2019, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of June 30, 2020 and December 31, 2019, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2020 and December 31, 2019 (reclassified as noted above):

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

June 30, 2020
Real Estate Secured:
Construction & development	$43,581	$-	$-	$611	$44,192
Farmland	27,076	813	661	6,079	34,629
Residential	257,636	626	124	2,179	260,565
Commercial mortgage	175,459	2,260	826	3,321	181,866
Non-Real Estate Secured:
Commercial & agricultural	30,270	502	125	559	31,456
SBA-PPP	77,105				77,105
Consumer & other	20,786	-	-	-	20,786
Total	$631,913	$4,201	$1,736	$12,749	$650,599

December 31, 2019
Real Estate Secured:
Construction & development	$38,945	$557	$-	$147	$39,649
Farmland	25,534	1,494	673	6,465	34,166
Residential	250,978	538	176	1,982	253,674
Commercial mortgage	183,141	2,403	930	4,343	190,817
Non-Real Estate Secured:
Commercial & agricultural	31,308	541	103	474	32,426
Consumer & other	19,614	-	-	7	19,621
Total	$549,520	$5,533	$1,882	$13,418	$570,353

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

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2020 and December 31, 2019:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

June 30, 2020
Real Estate Secured:
Construction & development	$-	$-	$9	$9	$44,183	$44,192	$-	$9
Farmland	-	669	257	926	33,703	34,629	-	3,630
Residential	456	-	357	813	259,752	260,565	-	460
Commercial mortgage	-	-	292	292	181,574	181,866	-	485
Non-Real Estate Secured:
Commercial & agricultural	121	16	146	283	31,173	31,456	-	182
SBA-PPP	-	-	-	-	77,105	77,105	-	-
Consumer & other	1	-	-	1	20,785	20,786	-	-
Total	$578	$685	$1,061	$2,324	$648,275	$650,599	$-	$4,766

December 31, 2019
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$39,639	$39,649	$-	$10
Farmland	893	-	971	1,864	32,302	34,166	-	4,192
Residential	292	48	365	705	252,969	253,674	-	412
Commercial mortgage	185	-	-	185	190,632	190,817	-	198
Non-Real Estate Secured:
Commercial & agricultural	135	8	163	306	32,120	32,426	-	165
Consumer & other	2	6	2	10	19,611	19,621	-	2
Total	$1,507	$62	$1,511	$3,080	$567,273	$570,353	$-	$4,979

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of June 30, 2020 and December 31, 2019, respectively, the recorded investment in impaired loans totaled $7.8 million and $7.8 million. The total amount of collateral-dependent impaired loans at June 30, 2020 and December 31, 2019, respectively, was $2.8 million and $2.9 million. As of June 30, 2020 and December 31, 2019, respectively, $2.8 million and $4.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $5.3 million and $4.8 million in troubled debt restructured loans included in impaired loans at June 30, 2020 and December 31, 2019, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of June 30, 2020 and December 31, 2019, respectively, $5.0 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $246 thousand and $174 thousand of related allowance.

The following table is a summary of information related to impaired loans as of June 30, 2020 and December 31, 2019:

Impaired Loans

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized
June 30, 2020
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-	$-	$-
Farmland	2,836	3,334	-	3,038	10	2,847	5
Residential	-	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Subtotal	2,836	3,334	-	3,038	10	2,847	5

With an allowance recorded:
Construction & development	538	538	27	545	16	539	10
Farmland	150	159	2	150	1	150	-
Residential	4,263	4,439	214	4,282	113	4,268	57
Commercial mortgage	10	54	1	10	1	10	-
Commercial & agricultural	49	49	2	50	2	50	2
Consumer & other	2	2	-	3	-	2	-
Subtotal	5,012	5,241	246	5,040	133	5,019	69

Totals:
Construction & development	538	538	27	545	16	539	10
Farmland	2,986	3,493	2	3,188	11	2,997	5
Residential	4,263	4,439	214	4,282	113	4,268	57
Commercial mortgage	10	54	1	10	1	10	-
Commercial & agricultural	49	49	2	50	2	50	2
Consumer & other	2	2	-	3	-	2	-
Total	$7,848	$8,575	$246	$8,078	$143	$7,866	$74

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of June 30, 2020 and June 30, 2019:

For the Six Months Ended June 30, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	2	$459	$459	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	46	50	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	1	20	20	-	-	-
Consumer & other	-	-	-	-	-	-
Total	4	$525	$529	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2020, four loans were modified that were considered to be a TDRs. Term concessions were granted on all the loans and one loan had additional funds advanced for property taxes. No TDRs identified in the last twelve months subsequently defaulted in the six months ended June 30, 2020.

For the Three Months Ended June 30, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$114	$114	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	46	50	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	1	20	20	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$180	$184	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended June 30, 2020, three loans were modified that was considered to be a TDR. Term concessions were granted on all the loans and one loan had additional funds advanced for property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2020.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Residential	$143	$150
Commercial mortgage	312	321
Commercial & agricultural	146	146
Outstanding balance	$601	$617

Carrying amount	$601	$617

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the six months ended June 30, 2020 and during the year ended December 31, 2019.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Loans at beginning of year	$617	$714
Loans purchased during the year	-	-
Loans at end of period	$601	$617

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019

Service cost	$-	$-	$-	$-
Interest cost	82	92	41	46
Expected return on plan assets	(314)	(276)	(157)	(138)
Amortization of prior service cost	-	-	-	-
Recognized net loss due to settlement	-	-	-	-
Recognized net actuarial (gain)/loss	14	20	7	10
Net periodic benefit cost	$(218)	$(164)	$(109)	$(82)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2019 and there is no required contribution for 2020. Based on this we do not anticipate making a contribution to the plan in 2020.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the six-month period ended June 30, 2020 and for the year ended December 31, 2019 is as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019

Beginning of year	$3,257	$3,198
Measurement period adjustment	-	59
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019

Balance at beginning of year, net	$3070	$3892
Amortization expense	(385)	(822)
Net book value	$2685	$3070

Aggregate amortization expense was $385 thousand and $437 thousand for the six-month periods ended June 30, 2020 and 2019, respectively. Aggregate amortization expense was $192 thousand and $218 thousand for the three-month periods ended June 30, 2020 and 2019, respectively.

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Since adoption, the Company entered into a new operating lease during 2019 and a renewed an operating lease during 2020 and recognized right-of-use assets and lease liabilities.

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

	June 30,	December 31,
(dollars in thousands)	2020	2019

Lease liabilities	$748	$729
Right-of-use assets	$748	$729
Weighted average remaining lease term (years)	7.35	8.06
Weighted average discount rate	2.45%	2.39%

	Six Months Ended June 30,
(dollars in thousands)	2020	2019

Lease Expense
Operating lease expense	$70	$45
Short-term lease expense	18	53
Total lease expense	$88	$98

Cash paid for amounts included in lease liabilities	$70	$45

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Six months ending December 31, 2020	$77
Twelve months ending December 31, 2021	150
Twelve months ending December 31, 2022	119
Twelve months ending December 31, 2023	79
Twelve months ending December 31, 2024	68
Thereafter	330
Total undiscounted cash flows	$823
Less discount	(75)
Lease liabilities	$748

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019

Commitments to extend credit	$107,134	$95,190
Standby letters of credit	1,328	1,313
	$108,462	$96,503

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2020 and December 31, 2019, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2020

Financial Instruments – Assets
Net Loans	$645,945	$642,553	$-	$642,352	$201

Financial Instruments – Liabilities
Time Deposits	191,856	194,113	-	194,113	-
FHLB Advances	10,000	9,671	-	9,671	-
PPPLF Advances	5,375	5,375	-	5,375	-

December 31, 2019

Financial Instruments – Assets
Net Loans	$566,460	$557,054	$-	$556,851	$203

Financial Instruments – Liabilities
Time Deposits	191,988	192,365	-	192,365	-
FHLB Advances	10,000	10,021	-	10,021	-

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2020, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2020
Investment securities available for sale
Mortgage-backed securities	$18,590	$-	$18,590	$-
Corporate securities	1,438	-	1,438	-
State and municipal securities	12,978	-	12,978	-
Total assets at fair value	$33,006	$-	$33,006	$-

December 31, 2019
Investment securities available for sale
Mortgage-backed securities	$19,504	$-	$19,504	$-
Corporate securities	1,433	-	1,433	-
State and municipal securities	11,944	-	11,944	-
Total assets at fair value	$32,881	$-	$32,881	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. There were no significant transfers between levels during the six-month and three-month periods ended June 30, 2020 and the year ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2020
Impaired loans	$201	$-	$-	$201
Total assets at fair value	$201	$-	$-	$201

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Impaired loans	$203	$-	$-	$203
Total assets at fair value	$203	$-	$-	$203

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$201	$203	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Short-Term Debt

At June 30, 2020 and December 31, 2019, the Bank had no debt outstanding classified as short-term.

At June 30, 2020, the Bank had established unsecured lines of credit of approximately $50.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $169.0 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At June 30, 2020, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB and a $5.4 million PPPLF advance from the Federal Reserve Bank. At December 31, 2019, the Bank’s long-term debt consisted of the $10.0 million advance from FHLB.

The FHLB advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on September 8, 2020. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

To bolster to effectiveness of the SBA-PPP, the Federal Reserve provides liquidity to participating financial institutions through term financing backed by SBA-PPP loans to small businesses. The PPPLF extends credit on a non-recourse basis to eligible financial institutions that originate SBA-PPP loans, taking the loans as collateral at face value. On April 20, 2020, the Bank borrowed $5.4 million in PPPLF funding, that has a maturity date of April 15, 2022 and is secured by $5.4 million in SBA-PPP loans. The interest rate on the PPPLF is 35 basis points. The Bank may request additional PPPLF funding through September 30, 2020.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2020 and December 31, 2019, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to risk weighted assets)	$81,303	13.80%	$47,138	8.00%	$58,922	10.00%
Tier 1 Capital (to risk weighted assets)	$76,609	13.00%	$35,353	6.00%	$47,138	8.00%
Common Equity Tier 1 (to risk weighted assets)	$76,609	13.00%	$26,515	4.50%	$38,299	6.50%
Tier 1 Capital (to average total assets)	$76,609	10.10%	$30,341	4.00%	$37,926	5.00%

December 31, 2019
Total Capital (to risk weighted assets)	$78,652	13.53%	$46,499	8.00%	$58,124	10.00%
Tier 1 Capital (to risk weighted assets)	$74,726	12.86%	$34,874	6.00%	$46,499	8.00%
Common Equity Tier 1 (to risk weighted assets)	$74,726	12.86%	$26,156	4.50%	$37,780	6.50%
Tier 1 Capital (to average total assets)	$74,726	10.80%	$27,680	4.00%	$34,599	5.00%

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

The CBLR framework was available for banks to use in their June 30, 2020, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Note 13. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed the events occurring through the date the consolidated financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Executive Summary

●

Net income was $1.1 million in the second quarter of 2020, compared to $1.7 million in the second quarter of 2019. Net income was $2.8 million for the six months ended June 30, 2020, compared to $3.4 million for the six months ended June 30, 2019.

●

Earnings per share were $0.18 in the second quarter of 2020, compared to $0.28 in the second quarter of 2019. Earnings per share were $0.46 for the first six months of 2020, compared to $0.55 in the prior period comparison.

●

Net interest margin (“NIM”) was 3.95% for the second quarter 2020, compared to 4.54% in the second quarter of 2019. The primary factor in the NIM compression in the second quarter of 2020 can be primarily attributed to the swift reduction in short term interest rates towards the end of the first quarter of 2020, as well as continual competitive pressure on loan rates.

●

Total assets increased by $87.9 million, or 12.45%, to $794.2 million at June 30, 2020 from $706.3 million at December 31, 2019.  The increase in total assets during the first six months of 2020 mainly related to increases in loans and deposits from the SBA-PPP program.

●

Total loans increased during the first six months of 2020 by $80.2 million, or 14.07%, to $650.6 million at June 30, 2020 compared to $570.4 million at December 31, 2019, primarily due to SBA-PPP loans.

●	Total deposits increased by $80.0 million, or 13.09%, to $691.2 million at June 30, 2020 from $611.2 million at December 31, 2019, due to funds from the SBA-PPP loan program.
●	Return on average assets decreased to 0.58% for the quarter ended June 30, 2020, from 1.03% for the quarter ended June 30, 2019.
●	Return on average equity decreased to 5.36% for the quarter ended June 30, 2020, from 8.92% for the quarter ended June 30, 2019.
●

Earnings for the first six months of 2020 represented a return on average assets 0.75% and a return on average equity of 6.78%, compared to 1.02% and 8.87%, respectively, for the first six months of 2019.

Coronavirus (“COVID-19”) Response

With the COVID-19 outbreak and declaration of a pandemic by the World Health Organization on March 11, 2020, the Company has remained focused on protecting the health and safety of its employees and customers, as well as the communities served, while continuing its business operations.

Operational Initiatives

●	Pandemic response team meets on at least a weekly basis and actively monitors local and state case data, as well as guidance released by regulators and banking associations.
●	All in-person meetings are closely managed and are held on an as needed basis.
●	Employees are working remotely, temporarily relocated or are working alternate days to increase social distancing.
●	Branch and operational offices are cleaned and sanitized regularly. Employees have access to masks, gloves and disinfectant.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coronavirus (“COVID-19”) Response, continued

Operational Initiatives, continued

●

Several of our branch lobbies are open to the public with limitations. Masks are required for entry, sneeze guards have been placed in customer facing areas, and social distancing signs have been placed on the floors. The remaining facilities are utilizing drive through facilities and providing branch lobby services by appointment.

●	Management provides updates to employees and directors on a regular basis.
●	Call center hours have been increased to assist with customer inquiries.

Small Business Administration Paycheck Protection Program

As a qualified SBA lender, we were automatically authorized to originate SBA-PPP loans and began taking applications on April 3, 2020. Through July 31, 2020, the Bank had closed and funded approximately $81.1 million or 1,235 SBA-PPP loans.

The Bank had received approximately $3.1 million of processing fees from the SBA through June 30, 2020 and an additional $96 thousand during the month of July 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. The amount of net deferred fees recorded to interest income through June 30, 2020 was approximately $278 thousand. Loan forgiveness payments will be treated as prepayments and recognized as they occur.  A summary of our SBA-PPP loans as of June 30, 2020 is as follows:

(dollars in thousands)
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.17%	$7,249	9.40%
Over $350,000 to less than $2 million	40	3.49%	26,763	34.71%
Up to $350,000	1,106	96.34%	43,093	55.89%
Total	1,148	100.00%	$77,105	100.00%

Loan Deferment Requests

The Bank, like many other financial institutions, has received requests to defer principal and/or interest payments, and has agreed to such deferrals or is in the process of doing so on a case by case basis. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, are encouraging financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for purposes of COVID-19 related modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. These loans are accruing interest, but the Bank is reserving for these loans separately.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Deferment Requests, continued

The Bank began receiving requests for loan deferments on March 23, 2020. The payment accommodation provided by the Bank is generally up to three months with the Bank retaining the sole option to extend the payment accommodation for an additional three months. Payments received upon the expiration of the payment accommodation period will generally be first applied to interest accrued, then towards escrow advances, and any remaining amount towards principal. As of July 31, 2020, the Bank had approved 242 requests for loan payment deferment of approximately $63.6 million in loans, or 9.78% of the loan portfolio under the CARES Act. Of these deferrals 146 totaling approximately $37.2 million had expired as of June 30, 2020. 17 of these deferments totaling approximately $8.8 million requested additional payment accommodations, which have been approved. 129 of these deferments totaling approximately $28.4 million had payments scheduled to resume no later than July 31 and had not requested another deferment.

Liquidity and Capital Resources

Parkway was well positioned with adequate levels of cash and liquid assets as of June 30, 2020, as well as borrowing capacity of over $219.0 million. At June 30, 2020, Parkway’s equity to asset ratio was 10.46% and the Bank’s capital was in excess of regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $794 thousand, and had $867 thousand of stock repurchases for the first six months of 2020.

Results of Operations

Results of Operations for the Three Months ended June 30, 2020 and 2019

Parkway recorded net income of $1.1 million, or $0.18 per share, for the quarter ended June 30, 2020 compared to net income of $1.7 million, or $0.28 per share, for the same period in 2019. Income tax expense totaled $258 thousand for the second quarter of 2020 compared to $411 thousand for the second quarter of 2019. Net income before income taxes totaled $1.4 million, or $0.22 per share, for the quarter ended June 30, 2020 compared to $2.1 million, or $0.35 per share, for the same period in 2019. Second quarter earnings represented an annualized return on average assets (“ROAA”) of 0.58% and an annualized return on average equity (“ROAE”) of 5.36% for the quarter ended June 30, 2020, compared to 1.03% and 8.92%, respectively, for the quarter ended June 30, 2019.

Total interest income increased by $71 thousand for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, while interest expense on deposits increased by $147 thousand over the same period. Interest income on loans increased by $300 thousand from the quarter ended June 30, 2019 compared to June 30, 2020. The increase in interest income was attributable primarily to the loan growth experienced in the second half of 2019 as well as an increase of $80.2 million in gross loans in the first half of 2020. The second quarter of 2020 included SBA-PPP loans originated, net fees of $278 thousand. Accretion of purchased loan discounts increased interest income by $259 thousand in the second quarter of 2020 compared to $395 thousand in the second quarter of 2019, representing a decrease of $136 thousand. Interest earnings from deposits with correspondents as well as federal funds sold decreased by $123 thousand for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, due to the Fed rate reductions during the second half of 2019 and first quarter of 2020. Interest earned on investments decreased by $109 thousand for the second quarter of 2020 compared the same period last year, primarily as a result of the changes in the portfolio balances in the quarterly comparisons.

Interest expense on deposits increased by $147 thousand for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, as a result of the increase in interest bearing deposit balances as discussed previously. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $48 thousand in the second quarter of 2020, compared to $103 thousand in the second quarter of 2019, representing a decrease of $55 thousand. Interest on borrowings increased $24 thousand for the second quarter of 2020 compared to the second quarter of 2019 as a result of $10.0 million in borrowings with the Federal Home Loan Bank during the second half of 2019 as well as borrowings of $5.4 million from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) in the second quarter of 2020.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended June 30, 2020 and 2019, continued

The provision for loan losses was $414 thousand for the quarter ended June 30, 2020, compared to $276 thousand for the quarter ended June 30, 2019. The increase in the provision was due mainly to growth in the Bank’s loan portfolio as well as management’s assessment of the impact of the COVID-19 pandemic on certain qualitative and environmental factors. The reserve for loan losses at June 30, 2020 was approximately 0.72% of total loans, compared to 0.69% at June 30, 2019. Since SBA-PPP loans carry a 100% government guaranty, management does not anticipate any material credit losses attributable to these loans. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation (“Cardinal”). As of June 30, 2020, the remaining unaccreted discount on the acquired loan portfolios totaled $2.5 million.

Total noninterest income was $1.2 million in the second quarter of 2020 compared to $1.3 million in the second quarter of 2019. The decrease was primarily a result of a decrease in service charges on deposit accounts of $107 thousand, a decrease of $119 thousand in other income, offset by an increase in mortgage origination income of $126 thousand. Deposit account-based service charges and fees reflect the impact of waived deposit and transaction fees in the quarterly comparisons, as a result of the COVID-19 pandemic. Stimulus payments also led to a decrease in overdraft fees in the second quarter of 2020. The decrease of $119 thousand in other income was due to nonrecurring gains recognized from the sale of bank premises in the second quarter of 2019 totaling $121 thousand. Increased demand for mortgage products primarily driven by lowered interest rates resulted in mortgage origination fees of $252 thousand for the second quarter of 2020 compared to $126 thousand for the second quarter of 2019.

Total noninterest expenses increased by $461 thousand for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. Salary and benefit costs increased by $330 thousand due to the increase in employees, primarily from the addition of staffing in our newly opened Mocksville, Lenoir, Hickory, and Hudson, North Carolina locations. In addition to branch staffing, the Bank added three commercial lenders to existing markets in the second half of 2019, whose salary and benefit costs therefore were not reflected in the 2019 second quarter numbers. Occupancy and equipment expenses increased by $61 thousand and data processing expenses increased by $105 thousand from the second quarter of 2019 to 2020, due to the addition of new branch facilities. Amortization of core deposit intangibles decreased by $26 thousand in the quarter to quarter comparison.

Income tax expense decreased by $153 thousand in the quarter to quarter comparison, totaling $258 thousand for the quarter ended June 30, 2020 compared to $411 thousand for the quarter ended June 30, 2019. The decrease was mainly due to the decrease in net income before taxes of $791 thousand in the quarterly comparison.

Results of Operations for the Six Months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, total interest income increased by $270 thousand compared to the six-month period ended June 30, 2019. As noted in the above discussion, increases in interest income on loans due to loan growth and fees related to the SBA-PPP program was partially offset by decreases in interest rates and accretion of purchase discounts on acquired portfolios. Accretion of purchased loan discounts increased interest income by $705 thousand in the first six months of 2020 compared to $921 thousand in the first six months of 2019, representing a decrease of $216 thousand. Interest income on federal funds sold decreased by $176 thousand compared to the same period last year. Earnings for the first six months of 2020 represented an annualized ROAA of 0.75% and an annualized ROAE of 6.78%, compared to 1.02% and 8.87%, respectively, for the first six months of 2019.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Six Months ended June 30, 2020 and 2019, continued

Interest expense on deposits increased by $390 thousand for the six-months ended June 30, 2020 compared to the same period last year. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $108 thousand in the first six months of 2020, compared to $219 thousand in the first six months of 2019, representing a decrease of $111 thousand. Interest on borrowings increased by $45 thousand due to $10.0 million in borrowings from the Federal Home Loan Bank in September of 2019, and $5.4 million in borrowings through the PPPLF in the second quarter of 2020.

The provision for loan losses for the six-month period ended June 30, 2020 was $736 thousand, compared to $514 thousand for the six-month period ended June 30, 2019. During the first six months of 2020, Parkway recognized $25 thousand in net recoveries compared to $191 thousand in net charge-offs for the first six months of 2019. The increase in provision for the first half of 2020 was due primarily to the overall loan growth experienced in the second half of 2019 and first half of 2020 as well as management’s assessment of the potential impact from the COVID-19 pandemic.

Noninterest income increased by $297 thousand for the first six months of 2020, compared to the same period in 2019. The increase was mainly due to an increase in mortgage origination income of $171 thousand, and an increase in realized gains of $216 thousand, offset by a decrease in deposit account-based service charges and fees of $46 thousand, as previously discussed. As noted above nonrecurring gains from bank premise sales totaled $121 thousand in 2019, and nonrecurring gains realized on the sale of investments totaled $212 thousand in 2020. Excluding these nonrecurring transactions, noninterest income increased by $206 thousand for the six-month period ended June 30, 2020, compared to the same period last year.

Total noninterest expenses increased by $689 thousand for the six-month period ended June 30, 2020 compared to the same period in 2019. Salary and benefit cost increased by $642 thousand due to the increase in employees resulting from branch expansion into North Carolina markets as well as the addition of commercial lenders as discussed above. Occupancy and equipment expenses increased by $119 thousand and data processing expenses increased by $152 thousand from the first six months of 2019 to 2020, due to the addition of branch facilities. Amortization of core deposit intangibles decreased by $52 thousand for the first six months of 2020, compared to same period in 2019.

In total, income before taxes decreased by $779 thousand over the first six months of 2020 compared to the first six months of 2019. Income tax expense decreased by $152 thousand over the prior year, resulting in a decrease in net income of $627 thousand for the six months ended June 30, 2020, compared to the same period in 2019.

Financial Condition

Total assets increased by $87.9 million, or 12.45%, to $794.2 million at June 30, 2020 from $706.3 million at December 31, 2019. The increase in total assets during the first six months of 2020 mainly related to increases in loans and deposits from the SBA-PPP program.

Total loans increased during the first six months of 2020 by $80.2 million, or 14.07%, to $650.6 million at June 30, 2020 compared to $570.4 million at December 31, 2019. Gross loans for the first six months of 2020 included $79.9 million in SBA-PPP loans, and deferred fees of $2.9 million originated during the second quarter of 2020.

Investment securities increased by $125 thousand to $33.0 million at June 30, 2020 from $32.9 million at December 31, 2019.

Total deposits increased by $80.0 million, or 13.09%, to $691.2 million at June 30, 2020 from $611.2 million at December 31, 2019. The increase during the first six months of 2020 can be primarily attributed to funds provided to depositors as a result of the SBA- PPP loan program, as well as the Bank’s branch expansion into new markets in the fourth quarter of 2019 and first half of 2020.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $4.98 million at December 31, 2019 to $4.77 million at June 30, 2020. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at June 30, 2020 and December 31, 2019.

Nonaccrual loans decreased from $4.98 million at December 31, 2019 to $4.77 million at June 30, 2020. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

	June 30,	December 31,
(dollars in thousands)	2020	2019

Nonperforming Assets
Nonaccrual loans	$4,766	$4,979
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	4,766	4,979
Foreclosed assets	-	-
Total nonperforming assets	$4,766	$4,979

Nonperforming assets to total assets	0.60%	0.70%
Nonperforming loans to total loans	0.73%	0.87%

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

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

At June 30, 2020, the allowance for loan losses included $246 thousand specifically reserved for impaired loans in the amount of $5.0 million.  Based on impairment analysis, loans totaling $2.8 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2019 totaled $7.8 million, of which $3.6 million required specific reserves of $174 thousand.

Summary of Loan Loss Experience	Six	Six
	months	months	Year
	ended	ended	ended
(dollars in thousands)	June 30,	June 30,	December 31,
	2020	2019	2019
Total loans outstanding at end of period	$650,599	$549,820	$570,353

Allowance for loan losses, beginning of period	$3,893	$3,495	$3,495

Charge offs:
Construction & development	-	-	-
Farmland	-	(14)	(13)
Residential	-	(32)	(55)
Commercial mortgage	-	(41)	(41)
Commercial & agricultural	-	(63)	(77)
Consumer & other	(78)	(95)	(212)
Total charge-offs	(78)	(245)	(398)

Recoveries:
Construction & development	4	-	-
Farmland	-	-	-
Residential	11	8	8
Commercial mortgage	65	28	69
Commercial & agricultural	2	4	10
Consumer & other	21	14	54
Total recoveries	103	54	141
Net charge-offs	25	(191)	(257)

Provision for allowance	736	514	655
Allowance for loan losses at end of period	$4,654	$3,818	$3,893

Ratios:
Allowance for loan losses to loans at end of period	0.72%	0.69%	0.68%
Net charge-offs to allowance for loan losses	0.54%	5.00%	6.60%
Net charge-offs to provisions for loan losses	3.40%	37.16%	39.24%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2020 totaled $4.3 million, or 0.66% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity increased by $1.7 million, or 2.06%, to $83.1 million at June 30, 2020 from $81.4 million at December 31, 2019. The increase was due to earnings of $2.8 million, plus other comprehensive income of $563 thousand, less the payment of dividends of $794 thousand, less common stock repurchases of $867 thousand. Book value increased from $13.27 per share at December 31, 2019 to $13.71 per share at June 30, 2020.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $50.0 million at June 30, 2020. The Bank had no balances outstanding on these lines as of June 30, 2020 and December 31, 2019, respectively. In addition, the Bank has the ability to borrow up to approximately $169.0 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral. The Bank had long-term FHLB advances of $10.0 million outstanding at June 30, 2020 and December 31, 2019, respectively.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.6% and 9.9% for the periods ended June 30, 2020 and December 31, 2019, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2020, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At June 30, 2020, Parkway’s equity to asset ratio was 10.46% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $794 thousand, and had $867 thousand of stock repurchases for the first half of 2020.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the combined company and its subsidiaries include, but are not limited to: changes in interest rates, general economic conditions; the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

●	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;
●	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;
●	any financial liability, credit losses, litigation costs or reputational damage resulting from our origination of SBA-PPP loans; and
●	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

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

Part II.  Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the second quarter of 2020.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 4/1 through 4/30	-	$-	-	54,000
Purchased 5/1 through 5/31	-	$-	-	204,000
Purchased 6/1 through 6/30	6,500	$10.25	6,500	197,500
Total during second quarter 2020	6,500	$10.25	6,500

(1)

In January 2019, the Company announced that the Board of Directors had authorized a 200,000 share common stock repurchase plan with an expiration date of January 2021. In May 2020, the Company announced that the Board of Director had authorized an additional 150,000 shares to the common stock repurchase plan, bringing the aggregate total to 350,000 shares of common stock. To date 152,500 shares of common stock have been repurchased under the plan, leaving 197,500 shares of common stock that may be repurchased from time to time until January 2021.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

	31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

	32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 14, 2020	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer