Form 10-Q
period 2020-09-30
Parkway Acquisition Corp.
filed 2020-11-13
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333- 209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 6,060,775 shares of Common Stock, no par value per share, outstanding as of November 12, 2020.

Part I. Financial Information

Item 1. Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(dollars in thousands)	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$9,638	$8,388
Interest-bearing deposits with banks	36,106	34,861
Federal funds sold	888	1,138
Investment securities available for sale	30,411	32,881
Restricted equity securities	2,416	2,394
Loans, net of allowance for loan losses of $4,794 at September 30, 2020 and $3,893 at December 31, 2019	672,943	566,460
Cash value of life insurance	18,179	17,855
Properties and equipment, net	26,835	23,437
Accrued interest receivable	2,665	2,072
Core deposit intangible	2,522	3,070
Goodwill	3,257	3,257
Deferred tax assets, net	1,454	985
Other assets	9,650	9,492
	$816,964	$706,290

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$221,026	$165,900
Interest-bearing	492,990	445,311
Total deposits	714,016	611,211

FHLB advances	10,000	10,000
Paycheck protection program liquidity facility advances	5,375	-
Accrued interest payable	212	132
Other liabilities	3,686	3,519
	733,289	624,862
Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,060,775 and 6,137,275 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Surplus	39,885	40,752
Retained earnings	44,206	41,600
Accumulated other comprehensive loss	(416)	(924)
	83,675	81,428
	$816,964	$706,290

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,631	$7,451	$22,490	$21,712
Interest-bearing deposits in banks	23	47	176	145
Federal funds sold	-	62	3	241
Interest on taxable securities	146	229	467	769
Interest on nontaxable securities	8	-	13	-
Dividends	12	11	80	72
	7,820	7,800	23,229	22,939
Interest expense
Deposits	848	770	2,508	2,040
Interest on borrowings	26	3	71	3
	874	773	2,579	2,043
Net interest income	6,946	7,027	20,650	20,896

Provision for loan losses	291	151	1,027	665
Net interest income after provision for loan losses	6,655	6,876	19,623	20,231

Noninterest income
Service charges on deposit accounts	354	448	1,044	1,184
Other service charges and fees	562	512	1,572	1,524
Net realized gains on securities	103	49	315	45
Mortgage origination fees	185	89	566	299
Increase in cash value of life insurance	108	108	324	324
Other income	85	67	205	229
	1,397	1,273	4,026	3,605
Noninterest expenses
Salaries and employee benefits	3,590	3,306	10,651	9,725
Occupancy and equipment	852	758	2,410	2,197
Foreclosed asset expense, net	2	-	2	2
Data processing expense	450	401	1,333	1,132
FDIC Assessments	60	(89)	135	55
Advertising	192	148	482	441
Bank franchise tax	133	111	365	333
Director fees	79	57	210	205
Professional fees	128	118	375	480
Telephone expense	101	102	284	282
Core deposit intangible amortization	163	193	548	630
Other expense	529	499	1,632	1,581
	6,279	5,604	18,427	17,063
Net income before income taxes	1,773	2,545	5,222	6,773

Income tax expense	358	511	1,034	1,339
Net income	$1,415	$2,034	$4,188	$5,434

Net income per share	$0.23	$0.33	$0.69	$0.88
Weighted average shares outstanding	6,060,775	6,174,851	6,082,950	6,179,909
Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)

Net Income	$4,188	$5,434

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	958	1,385
Tax related to unrealized gains	(201)	(292)
Reclassification of net realized gains during the period	(315)	(45)
Tax related to realized gains	66	10

Total other comprehensive income	508	1,058
Total comprehensive income	$4,696	$6,492

	Three Months Ended
	September 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)

Net Income	$1,415	$2,034

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	33	123
Tax related to unrealized gains	(7)	(27)
Reclassification of net realized gains during the period	(103)	(49)
Tax related to realized gains	22	11

Total other comprehensive (loss) income	(55)	58
Total comprehensive income	$1,360	$2,092

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2020 and 2019 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	1,665	-	1,665
Other comprehensive income	-	-	-	-	567	567
Dividends paid ($0.12 per share)	-	-	-	(746)	-	(746)

Balance, March 31, 2019	6,213,275	$-	$41,660	$36,848	$(1,400)	$77,108

Net income	-	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	-	433	433
Common stock repurchased	(20,000)	-	(235)	-	-	(235)

Balance, June 30, 2019	6,193,275	$-	$41,425	$38,583	$(967)	$79,041

Net income	-	-	-	2,034	-	2,034
Other comprehensive income	-	-	-	-	58	58
Dividends paid ($0.12 per share)	-	-	-	(738)	-	(738)
Common stock repurchased	(45,000)	-	(536)	-	-	(536)

Balance, September 30, 2019	6,148,275	$-	$40,889	$39,879	$(909)	$79,859

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	1,676	-	1,676
Other comprehensive loss	-	-	-	-	(39)	(39)
Dividends paid ($0.13 per share)	-	-	-	(794)	-	(794)
Common stock repurchased	(70,000)	-	(800)	-	-	(800)

Balance, March 31, 2020	6,067,275	$-	$39,952	$42,482	$(963)	$81,471

Net income	-	-	-	1,097	-	1,097
Other comprehensive income	-	-	-	-	602	602
Common stock repurchased	(6,500)	-	(67)	-	-	(67)

Balance, June 30, 2020	6,060,775	$-	$39,885	$43,579	$(361)	$83,103

Net income	-	-	-	1,415	-	1,415
Other comprehensive loss	-	-	-	-	(55)	(55)
Dividends paid ($0.13 per share)	-	-	-	(788)	-	(788)

Balance, September 30, 2020	6,060,775	$-	$39,885	$44,206	$(416)	$83,675

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,188	$5,434
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,010	900
Amortization of core deposit intangible	548	630
Accretion of loan discount and deposit premium, net	(1,088)	(1,661)
Provision for loan losses	1,027	665
Deferred income taxes	(604)	495
Net realized gains on securities	(315)	(45)
Accretion of discount on securities, net of amortization of premiums	213	335
Deferred compensation	(4)	(25)
Gains on sale of properties and equipment	-	(122)
Changes in assets and liabilities:
Cash value of life insurance	(324)	(324)
Accrued interest receivable	(593)	18
Other assets	(172)	21
Accrued interest payable	80	115
Other liabilities	185	477
Net cash provided by operating activities	4,151	6,913

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(12,187)	(1,037)
Sales	10,739	8,914
Maturities/calls/paydowns	4,663	3,898
Purchases of restricted equity securities	(22)	(341)
Net increase in loans	(106,572)	(24,582)
Proceeds from sale of foreclosed assets	-	753
Purchases of property and equipment	(4,408)	(1,480)
Net cash used in investing activities	(107,787)	(13,875)

Cash flows from financing activities
Net increase in deposits	102,955	402
Net change in FHLB advances	-	10,000
Net change in paycheck protection program liquidity facility advances	5,375	-
Common stock repurchased	(867)	(771)
Dividends paid	(1,582)	(1,484)
Net cash provided by financing activities	105,881	8,147
Net increase in cash and cash equivalents	2,245	1,185

Cash and cash equivalents, beginning	44,387	40,007
Cash and cash equivalents, ending	$46,632	$41,192

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$2,499	$1,928
Taxes paid	$1,533	$300

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$508	$1,058
Right-of-use assets obtained in exchange for new operating lease liabilities	$68	$-

Business combinations
Goodwill recorded	$-	$59

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-four full-service banking offices and two loan production offices. As an Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of September 30, 2020 and for the nine- and three-month periods ended September 30, 2020 and 2019 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the nine and three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. Loans outstanding as of September 30, 2020 totaled $79.4 million.

The allowance for loan losses for SBA-PPP loans originated during the second and third quarters of 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income are as follows:

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total
Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive income before reclassifications	1,093	-	1,093
Amounts reclassified from accumulated other comprehensive income, net of tax	(35)	-	(35)
Balance September 30, 2019	$129	$(1,038)	$(909)

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income before reclassifications	757	-	757
Amounts reclassified from accumulated other comprehensive income, net of tax	(249)	-	(249)
Balance September 30, 2020	$559	$(975)	$(416)

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In June 2016, the FASB issued ASU No. 2016-13 to change the accounting for credit losses and modify the impairment model for certain debt securities. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. On October 16, 2019 the proposed changes were approved by the FASB. As the Company is a smaller reporting company, the delay is applicable to the Company.

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

In August 2020, the FASB issued guidance to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2020 and December 31, 2019 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Available for sale:
Mortgage-backed securities	$13,972	$496	$-	$14,468
Corporate securities	1,500	-	(42)	1,458
State and municipal securities	14,232	274	(21)	14,485
	$29,704	$770	$(63)	$30,411
December 31, 2019
Available for sale:
Mortgage-backed securities	$19,540	$61	$(97)	$19,504
Corporate securities	1,500	-	(67)	1,433
State and municipal securities	11,777	168	(1)	11,944
	$32,817	$229	$(165)	$32,881

Restricted equity securities totaled $2.4 million at September 30, 2020 and December 31, 2019, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Available for sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Corporate securities	-	-	1,458	(42)	1,458	(42)
State and municipal securities	1,518	(21)	-	-	1,518	(21)
Total securities available for sale	$1,518	$(21)	$1,458	$(42)	$2,976	$(63)

December 31, 2019
Available for sale:
Mortgage-backed securities	$8,625	$(97)	$-	$-	$8,625	$(97)
Corporate securities	-	-	1,433	(67)	1,433	(67)
State and municipal securities	1,010	(1)	-	-	1,010	(1)
Total securities available for sale	$9,635	$(98)	$1,433	$(67)	$11,068	$(165)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At September 30, 2020, 2 debt securities with unrealized losses had depreciated 2.07 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2020. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $10.74 million and $8.91 million for the nine-month periods ended September 30, 2020 and 2019 and $2.94 million and $4.96 million for the three-month periods ended September 30, 2020 and 2019, respectively. Gross proceeds from called securities totaled $1.29 million and $1.15 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2020	2019	2020	2019

Realized gains	$315	$88	$103	$56
Realized losses	-	(43)	-	(7)
	$315	$45	$103	$49

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

The scheduled maturities of securities available for sale at September 30, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,888	$1,902
Due after one year through five years	7,131	7,185
Due after five years through ten years	8,191	8,538
Due after ten years	12,494	12,786
	$29,704	$30,411

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $14.9 million and $15.5 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Construction & development	$44,356	$39,649
Farmland	33,881	34,166
Residential	274,139	253,674
Commercial mortgage	193,833	190,817
Commercial & agricultural	32,890	32,426
SBA-PPP	79,407	-
Consumer & other	19,231	19,621
Total loans	677,737	570,353
Allowance for loan losses	(4,794)	(3,893)
Loans, net of allowance for loan losses	$672,943	$566,460

As a qualified Small Business Administration (“SBA”) lender, we were automatically authorized to originate SBA-PPP loans and began taking applications on April 3, 2020. An eligible business can apply for a SBA-PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. SBA-PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the SBA-PPP loans made to eligible borrowers. The entire principal amount of the borrower’s SBA-PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the SBA-PPP, subject to certain eligibility requirements and conditions. As of September 30, 2020, the Bank had 1,296 SBA-PPP loans outstanding with an outstanding principal balance of $81.9 million, less unearned net fees of $2.5 million.

To bolster to effectiveness of the SBA-PPP, the Federal Reserve provides liquidity to participating financial institutions through term financing backed by SBA-PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (“PPPLF”) extends credit on a non-recourse basis to eligible financial institutions that originate SBA-PPP loans, taking the loans as collateral at face value. As of September 30, 2020, the Bank had $5.4 million in PPPLF funding outstanding, that has a maturity date of April 15, 2022 and is secured by $5.4 million in SBA-PPP loans.

As of September 30, 2020 and December 31, 2019, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the Federal Home Loan Bank of Atlanta.

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of September 30, 2020 and December 31, 2019:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended September 30, 2020
Allowance for loan losses:
Balance, June 30, 2020	$415	$472	$2,126	$1,051	$450	$140	$4,654
Charge-offs	(8)	-	(48)	(61)	(14)	(28)	(159)
Recoveries	-	-	-	-	-	8	8
Provision	-	(8)	89	246	(38)	2	291
Balance, September 30, 2020	$407	$464	$2,167	$1,236	$398	$122	$4,794

For the Three Months Ended September 30, 2019
Allowance for loan losses:
Balance, June 30, 2019	$285	$540	$1,730	$852	$292	$119	$3,818
Charge-offs	-	-	-	-	(14)	(59)	(73)
Recoveries	-	-	-	41	2	33	76
Provision	13	(9)	92	16	(10)	49	151
Balance, September 30, 2019	$298	$531	$1,822	$909	$270	$142	$3,972

For the Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance, December 31, 2019	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	(8)	-	(48)	(61)	(14)	(106)	(237)
Recoveries	4	-	11	65	2	29	111
Provision	106	(23)	382	308	199	55	1,027
Balance, September 30, 2020	$407	$464	$2,167	$1,236	$398	$122	$4,794

For the Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(14)	(32)	(41)	(77)	(154)	(318)
Recoveries	-	-	8	69	6	47	130
Provision	52	160	39	199	60	155	665
Balance, September 30, 2019	$298	$531	$1,822	$909	$270	$142	$3,972

September 30, 2020
Allowance for loan losses:
Ending Balance	$407	$464	$2,167	$1,236	$398	$122	$4,794
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$407	$464	$2,167	$1,236	$398	$122	$4,794
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$44,356	$33,881	$274,139	$193,833	$32,890	$19,231	$598,330
Ending balance: individually evaluated for impairment	$-	$2,696	$-	$-	$-	$-	$2,696
Ending balance: collectively evaluated for impairment	$44,356	$31,185	$273,996	$193,718	$32,744	$19,231	$595,230
Ending balance: purchased credit impaired loans	$-	$-	$143	$115	$146	$-	$404

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

As of September 30, 2020 and December 31, 2019, the Bank had no unallocated reserves included in the allowance for loan losses.

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2020 and December 31, 2019, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2020 and December 31, 2019 (reclassified as noted above):

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

September 30, 2020
Real Estate Secured:
Construction & development	$43,320	$426	$-	$610	$44,356
Farmland	26,787	793	506	5,795	33,881
Residential	272,022	782	-	1,335	274,139
Commercial mortgage	181,372	7,903	1,175	3,383	193,833
Non-Real Estate Secured:
Commercial & agricultural	31,576	612	109	593	32,890
SBA-PPP	79,407	-	-	-	79,407
Consumer & other	19,231	-	-	-	19,231
Total	$653,715	$10,516	$1,790	$11,716	$677,737

December 31, 2019
Real Estate Secured:
Construction & development	$38,945	$557	$-	$147	$39,649
Farmland	25,534	1,494	673	6,465	34,166
Residential	250,978	538	176	1,982	253,674
Commercial mortgage	183,141	2,403	930	4,343	190,817
Non-Real Estate Secured:
Commercial & agricultural	31,308	541	103	474	32,426
Consumer & other	19,614	-	-	7	19,621
Total	$549,520	$5,533	$1,882	$13,418	$570,353

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2020 and December 31, 2019:

Analysis of Past Due and Nonaccrual Loans

			90 Days				90+ Days Past Due
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	or More Past Due	Total Past Due	Current	Total Loans	and Still Accruing	Nonaccrual Loans

September 30, 2020
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$44,346	$44,356	$-	$10
Farmland	136	-	783	919	32,962	33,881	-	4,149
Residential	310	-	283	593	273,546	274,139	-	384
Commercial mortgage	-	-	125	125	193,708	193,833	-	217
Non-Real Estate Secured:
Commercial & agricultural	23	-	146	169	32,721	32,890	-	181
SBA-PPP	-	-	-	-	79,407	79,407	-	-
Consumer & other	29	1	-	30	19,201	19,231	-	-
Total	$498	$1	$1,347	$1,846	$675,891	$677,737	$-	$4,941

December 31, 2019
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$39,639	$39,649	$-	$10
Farmland	893	-	971	1,864	32,302	34,166	-	4,192
Residential	292	48	365	705	252,969	253,674	-	412
Commercial mortgage	185	-	-	185	190,632	190,817	-	198
Non-Real Estate Secured:
Commercial & agricultural	135	8	163	306	32,120	32,426	-	165
Consumer & other	2	6	2	10	19,611	19,621	-	2
Total	$1,507	$62	$1,511	$3,080	$567,273	$570,353	$-	$4,979

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of September 30, 2020 and December 31, 2019, respectively, the recorded investment in impaired loans totaled $6.6 million and $7.8 million. The total amount of collateral-dependent impaired loans at September 30, 2020 and December 31, 2019, respectively, was $2.7 million and $2.9 million. As of September 30, 2020 and December 31, 2019, respectively, $2.7 million and $4.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $4.3 million and $4.8 million in troubled debt restructured loans included in impaired loans at September 30, 2020 and December 31, 2019, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2020 and December 31, 2019, respectively, $4.0 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $212 thousand and $174 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2020 and December 31, 2019:

Impaired Loans
				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2020
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-	$-	$-
Farmland	2,696	3,267	-	2,968	175	2,766	165
Residential	-	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Subtotal	2,696	3,267	-	2,968	175	2,766	165

With an allowance recorded:
Construction & development	536	536	29	539	23	537	8
Farmland	149	158	2	150	2	150	1
Residential	3,208	3,383	177	3,235	136	3,218	45
Commercial mortgage	8	53	1	10	2	9	1
Commercial & agricultural	49	49	3	50	2	49	1
Consumer & other	2	2	-	2	-	2	-
Subtotal	3,952	4,181	212	3,986	165	3,965	56

Totals:
Construction & development	536	536	29	539	23	537	8
Farmland	2,845	3,425	2	3,188	177	2,916	166
Residential	3,208	3,383	177	3,235	136	3,218	45
Commercial mortgage	8	53	1	10	2	9	1
Commercial & agricultural	49	49	3	50	2	49	1
Consumer & other	2	2	-	2	-	2	-
Total	$6,648	$7,448	$212	$6,954	$340	$6,731	$221

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2020 and September 30, 2019:

For the Nine Months Ended September 30, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	3	$471	$470	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	46	50	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	1	20	20	-	-	-
Consumer & other	-	-	-	-	-	-
Total	5	$537	$540	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2020, five loans were modified that were considered to be a TDRs. Term concessions were granted on all the loans and one loan had additional funds advanced for property taxes. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2020.

For the Three Months Ended September 30, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$12	$12	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$12	$12	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended September 30, 2020, one loan was modified that was considered to be a TDR. Term concessions were granted on the loan. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2020.

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

During the nine months ended September 30, 2019, three loans were modified that were considered to be a TDRs. Term concessions were granted on all loans and two loans had additional funds advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2019.

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

During the three months ended September 30, 2019, one loan was modified that was considered to be a TDR. Term concessions were granted on this loan and additional funds advanced for legal expenses and property taxes. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2019.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Residential	$143	$150
Commercial mortgage	115	321
Commercial & agricultural	146	146
Outstanding balance	$404	$617

Carrying amount	$404	$617

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the nine months ended September 30, 2020 and during the year ended December 31, 2019.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans as of September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Loans at beginning of year	$617	$714
Loans purchased during the year	-	-
Loans at end of period	$404	$617

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019

Service cost	$-	$-	$-	$-
Interest cost	123	138	41	46
Expected return on plan assets	(471)	(414)	(157)	(138)
Amortization of prior service cost	-	-	-	-
Recognized net loss due to settlement	-	36	-	36
Recognized net actuarial loss	21	30	7	10
Net periodic benefit cost	$(327)	$(210)	$(109)	$(46)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2019 and there is no required contribution for 2020. Based on this we do not anticipate making a contribution to the plan in 2020.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the nine-month period ended September 30, 2020 and for the year ended December 31, 2019 is as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019

Beginning of year	$3,257	$3,198
Measurement period adjustment	-	59
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019

Balance at beginning of year, net	$3,070	$3,892
Amortization expense	(548)	(822)
Net book value	$2,522	$3,070

Aggregate amortization expense was $548 thousand and $630 thousand for the nine-month periods ended September 30, 2020 and 2019, respectively. Aggregate amortization expense was $163 thousand and $193 thousand for the three-month periods ended September 30, 2020 and 2019, respectively.

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

	September 30,	December 31,
(dollars in thousands)	2020	2019

Lease liabilities	$714	$729
Right-of-use assets	$714	$729
Weighted average remaining lease term (years)	7.22	8.06
Weighted average discount rate	2.45%	2.39%

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019

Lease Expense
Operating lease expense	$108	$67
Short-term lease expense	25	62
Total lease expense	$133	$129

Cash paid for amounts included in lease liabilities	$108	$67

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Three months ending December 31, 2020	$38
Twelve months ending December 31, 2021	150
Twelve months ending December 31, 2022	119
Twelve months ending December 31, 2023	79
Twelve months ending December 31, 2024	68
Thereafter	330
Total undiscounted cash flows	$784
Less discount	(70)
Lease liabilities	$714

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019

Commitments to extend credit	$111,863	$95,190
Standby letters of credit	1,421	1,313
	$113,284	$96,503

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2020 and December 31, 2019, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020

Financial Instruments – Assets
Net Loans	$672,943	$670,510	$-	$670,310	$200

Financial Instruments – Liabilities
Time Deposits	195,063	196,594	-	196,594	-
FHLB Advances	10,000	9,738	-	9,738	-
PPPLF Advances	5,375	5,375	-	5,375	-

December 31, 2019

Financial Instruments – Assets
Net Loans	$566,460	$557,054	$-	$556,851	$203

Financial Instruments – Liabilities
Time Deposits	191,988	192,365	-	192,365	-
FHLB Advances	10,000	10,021	-	10,021	-

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2020, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2020
Investment securities available for sale
Mortgage-backed securities	$14,468	$-	$14,468	$-
Corporate securities	1,458	-	1,458	-
State and municipal securities	14,485	-	14,485	-
Total assets at fair value	$30,411	$-	$30,411	$-

December 31, 2019
Investment securities available for sale
Mortgage-backed securities	$19,504	$-	$19,504	$-
Corporate securities	1,433	-	1,433	-
State and municipal securities	11,944	-	11,944	-
Total assets at fair value	$32,881	$-	$32,881	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. There were no significant transfers between levels during the nine-month and three-month periods ended September 30, 2020 and the year ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2020
Impaired loans	$200	$-	$-	$200
Total assets at fair value	$200	$-	$-	$200

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2019
Impaired loans	$203	$-	$-	$203
Total assets at fair value	$203	$-	$-	$203

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$200	$203	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Short-Term Debt

At September 30, 2020 and December 31, 2019, the Bank had no debt outstanding classified as short-term.

At September 30, 2020, the Bank had established unsecured lines of credit of approximately $50.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $188.5 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At September 30, 2020, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB and a $5.4 million PPPLF advance from the Federal Reserve Bank. At December 31, 2019, the Bank’s long-term debt consisted of the $10.0 million advance from FHLB.

The FHLB advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on December 7, 2020. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2020 and December 31, 2019, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to risk weighted assets)	$82,059	13.32%	$49,287	8.00%	$61,609	10.00%
Tier 1 Capital (to risk weighted assets)	$77,225	12.53%	$36,965	6.00%	$49,287	8.00%
Common Equity Tier 1 (to risk weighted assets)	$77,225	12.53%	$27,724	4.50%	$40,046	6.50%
Tier 1 Capital (to average total assets)	$77,225	9.70%	$31,836	4.00%	$39,796	5.00%

December 31, 2019
Total Capital (to risk weighted assets)	$78,652	13.53%	$46,499	8.00%	$58,124	10.00%
Tier 1 Capital (to risk weighted assets)	$74,726	12.86%	$34,874	6.00%	$46,499	8.00%
Common Equity Tier 1 (to risk weighted assets)	$74,726	12.86%	$26,156	4.50%	$37,780	6.50%
Tier 1 Capital (to average total assets)	$74,726	10.80%	$27,680	4.00%	$34,599	5.00%

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework; as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their September 30, 2020, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

Net income was $1.4 million in the third quarter of 2020, compared to $2.0 million in the third quarter of 2019. Net income was $4.2 million for the nine months ended September 30, 2020, compared to $5.4 million for the nine months ended September 30, 2019.

●

Earnings per share were $0.23 in the third quarter of 2020, compared to $0.33 in the third quarter of 2019. Earnings per share were $0.69 for the first nine months of 2020, compared to $0.88 in the prior period comparison.

●

Net interest margin (“NIM”) was 3.75% for the third quarter 2020, compared to 4.51% in the third quarter of 2019. The NIM compression is a reflection of the exceptionally low interest rate environment as well as continual competitive pressure on loan rates.

●

Total assets increased by $110.7 million, or 15.67%, to $817.0 million at September 30, 2020 from $706.3 million at December 31, 2019. The increase in total assets during the first nine months of 2020 mainly related to increases in loans and deposits from the SBA-PPP program in addition to growth in loans and deposits from branch expansion in late 2019 and through 2020 and growth in our existing markets.

●

Total loans increased during the first nine months of 2020 by $107.3 million, or 18.83%, to $677.7 million at September 30, 2020 compared to $570.4 million at December 31, 2019, primarily due to $79.4 million in SBA-PPP loans originated, along with $27.9 million in organic loan growth in our expanding markets.

●

Total deposits increased by $102.8 million, or 16.82%, to $714.0 million at September 30, 2020 from $611.2 million at December 31, 2019.  The increase primarily reflects deposit growth attributed to the SBA-PPP loan program and growth generated from recent branch expansion.

●	Return on average assets decreased to 0.70% for the quarter ended September 30, 2020, from 1.19% for the quarter ended September 30, 2019.
●	Return on average equity decreased to 6.73% for the quarter ended September 30, 2020, from 10.16% for the quarter ended September 30, 2019.
●

Earnings for the first nine months of 2020 represented a return on average assets 0.73% and a return on average equity of 6.76%, compared to 1.07% and 9.33%, respectively, for the first nine months of 2019.

Coronavirus (“COVID-19”) Response

With the COVID-19 outbreak and declaration of a pandemic by the World Health Organization on March 11, 2020, the Company has remained focused on protecting the health and safety of its employees and customers, as well as the communities served, while continuing its business operations.

Operational Initiatives

●	Pandemic response team meets on at least a weekly basis and actively monitors local and state case data, as well as guidance released by regulators and banking associations.
●	All in-person meetings are closely managed and are held on an as needed basis.
●	Some employees are working remotely, or are temporarily relocated to increase social distancing.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coronavirus (“COVID-19”) Response, continued

Operational Initiatives, continued

●	Branch and operational offices are cleaned and sanitized regularly. Employees have access to masks, gloves and disinfectant.
●

Branch lobbies are open to the public with limitations, although subject to change as case data is evaluated. Masks are required for entry, sneeze guards have been placed in customer facing areas, and social distancing signs have been placed on the floors.

●	Management provides updates to employees and directors on a regular basis.
●	Call center hours have been increased to assist with customer inquiries.

Small Business Administration Paycheck Protection Program

As a qualified SBA lender, we were automatically authorized to originate SBA-PPP loans and began taking applications on April 3, 2020 until the programs ended on August 8, 2020. As of September 30, 2020, the Bank had closed and funded $81.9 million or 1,296 SBA-PPP loans.

The Bank had received $3.25 million of processing fees from the SBA through September 30, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. The amount of net deferred fees recorded to interest income through September 30, 2020 was approximately $679 thousand. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of September 30, 2020 by SBA tier is as follows:

(dollars in thousands)
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.15%	$7,258	9.14%
Over $350,000 to less than $2 million	40	3.09%	26,857	33.82%
Up to $350,000	1,254	96.76%	45,292	57.04%
Total	1,296	100.00%	$79,407	100.00%

A summary of our SBA-PPP loans as of September 30, 2020 by industry is as follows:

(dollars in thousands)
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	98	7.56%	$20,482	25.80%
Retail Trade	162	12.50%	8,158	10.27%
Construction	159	12.27%	7,388	9.30%
Health Care & Social Assistance	88	6.79%	6,023	7.59%
Accommodation & Retail Services	109	8.41%	5,537	6.97%
Educational Services	11	0.85%	5,370	6.76%
General & Other	669	51.62%	26,449	33.31%
Total	1,296	100.00%	$79,407	100.00%

The Bank began receiving forgiveness applications in August 2020 and as of November 10, 2020 we have received 191 forgiveness applications, representing 14.74% of the number of SBA-PPP loans outstanding, and have submitted these to the SBA through the SBA Forgiveness portal. Of these 191 forgiveness applications, 104 have been approved, resulting in payments of $9.2 million of principal and $48 thousand of accrued interest.

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

The CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for purposes of COVID-19 related modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. These loans are accruing interest, but the Bank is reserving for these loans separately.

The Bank began receiving requests for loan deferments on March 23, 2020. The payment accommodation provided by the Bank is generally up to three months with the Bank retaining the sole option to extend the payment accommodation for an additional three months. Payments received upon the expiration of the payment accommodation period will generally be first applied to interest accrued, then towards escrow advances, and any remaining amount towards principal. During the first nine months of 2020, the Bank approved 247 requests for loan payment deferment of approximately $65.5 million in loans, or 9.67% of the loan portfolio, as contemplated by the CARES Act. Of these deferrals, 233 totaling approximately $61.1 million had expired as of September 30, 2020 and payments have resumed. The remaining 14 of these deferments totaling approximately $4.4 million have payments scheduled to resume no later than December 31 and, as of October 31, 2020, have not requested another deferment.

Liquidity and Capital Resources

Parkway was well positioned with adequate levels of cash and liquid assets as of September 30, 2020, as well as borrowing capacity of over $238.5 million. At September 30, 2020, Parkway’s equity to asset ratio was 10.24% and the Bank’s capital was in excess of regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $1.6 million, and had $867 thousand of stock repurchases for the first nine months of 2020.

Results of Operations

Results of Operations for the Three Months ended September 30, 2020 and 2019

Parkway recorded net income of $1.4 million, or $0.23 per share, for the quarter ended September 30, 2020 compared to net income of $2.0 million, or $0.33 per share, for the same period in 2019. Income tax expense totaled $358 thousand for the third quarter of 2020 compared to $511 thousand for the third quarter of 2019. Net income before income taxes totaled $1.8 million, or $0.29 per share, for the quarter ended September 30, 2020 compared to $2.5 million, or $0.41 per share, for the same period in 2019. Third quarter earnings represented an annualized return on average assets (“ROAA”) of 0.70% and an annualized return on average equity (“ROAE”) of 6.73% for the quarter ended September 30, 2020, compared to 1.19% and 10.16%, respectively, for the quarter ended September 30, 2019.

Total interest income increased by $20 thousand for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, while interest expense on deposits and borrowings increased by $101 thousand over the same period. Interest income on loans increased by $180 thousand from the quarter ended September 30, 2019 compared to September 30, 2020. The increase in interest income was attributable primarily to the loan growth experienced in the fourth quarter of 2019 as well as an increase of $107.3 million in gross loans in the first nine months of 2020. The third quarter of 2020 included income from SBA-PPP loans totaling $401 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended September 30, 2020 and 2019, continued

Accretion of purchased loan discounts increased interest income by $233 thousand in the third quarter of 2020 compared to $430 thousand in the third quarter of 2019, representing a decrease of $197 thousand. Interest earned from deposits with correspondents and federal funds sold decreased by $86 thousand for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, due to the Fed rate reductions during the second half of 2019 and first quarter of 2020. Interest earned on investments decreased by $75 thousand for the third quarter of 2020 compared the same period last year, primarily as a result of the changes in the portfolio balances in the quarterly comparisons.

Interest expense on deposits increased by $78 thousand for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, as a result of the increase in interest bearing deposit balances of $55.7 million from September 30, 2019 to September 30, 2020. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $42 thousand in the third quarter of 2020, compared to $90 thousand in the third quarter of 2019, representing a decrease of $48 thousand. Interest on borrowings increased $23 thousand for the third quarter of 2020 compared to the third quarter of 2019 as a result of $10.0 million in borrowings with the Federal Home Loan Bank in September 2019 as well as borrowings of $5.4 million from the PPPLF in the second quarter of 2020.

The provision for loan losses was $291 thousand for the quarter ended September 30, 2020, compared to $151 thousand for the quarter ended September 30, 2019. The increase in the provision was due mainly to growth in the Bank’s loan portfolio as well as management’s assessment of the impact of the COVID-19 pandemic on certain qualitative and environmental factors. The reserve for loan losses at September 30, 2020 was approximately 0.71% of total loans, compared to 0.71% at September 30, 2019. Since SBA-PPP loans carry a 100% government guaranty, management does not anticipate any material credit losses attributable to these loans. Management’s estimate of probable credit losses inherent in the acquired Great State and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of September 30, 2020, the remaining unaccreted discount on the acquired loan portfolios totaled $2.2 million.

Total noninterest income was $1.4 million in the third quarter of 2020 compared to $1.3 million in the third quarter of 2019. The increase was primarily a result of an increase in mortgage origination income of $96 thousand, an increase of $54 thousand in realized gains, offset by a decrease in service charges on deposit accounts of $94 thousand. Deposit account-based service charges and fees reflect the impact of waived deposit and transaction fees in the quarterly comparisons, as a result of the COVID-19 pandemic. Increased demand for mortgage products primarily driven by lowered interest rates resulted in mortgage origination fees of $185 thousand for the third quarter of 2020 compared to $89 thousand for the third quarter of 2019.

Total noninterest expenses increased by $675 thousand for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Salary and benefit costs increased by $284 thousand mainly due to addition of new employees to our newly opened Mocksville, Lenoir, Hickory, and Hudson, North Carolina locations. In addition to branch staffing, the Bank added three commercial lenders to existing markets in the second half of 2019, whose salary and benefit costs therefore were not reflected in the 2019 third quarter numbers. Occupancy and equipment expenses increased by $94 thousand and data processing expenses increased by $49 thousand from the third quarter of 2019 to 2020, due to the addition of new branch facilities. FDIC assessments increased by $149 thousand as a result of the Small Bank Assessment Credits from the FDIC that we received in the third quarter of 2019. Amortization of core deposit intangibles decreased by $30 thousand in the quarter to quarter comparison.

Income tax expense decreased by $153 thousand in the quarter to quarter comparison, totaling $358 thousand for the quarter ended September 30, 2020 compared to $511 thousand for the quarter ended September 30, 2019. The decrease was mainly due to the decrease in net income before taxes of $772 thousand in the quarterly comparison.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months ended September 30, 2020 and 2019

Parkway recorded net income of $4.2 million, or $0.69 per share, for the nine months ended September 30, 2020 compared to net income of $5.4 million, or $0.88 per share, for the same period in 2019. Earnings for the first nine months of 2020 represented an annualized ROAA of 0.73% and an annualized ROAE of 6.76%, compared to 1.07% and 9.33%, respectively, for the first nine months of 2019.

For the nine months ended September 30, 2020, total interest income increased by $290 thousand compared to the nine-month period ended September 30, 2019. As noted in the above discussion, increases in interest income on loans due to loan growth and fees related to the SBA-PPP program was partially offset by decreases in interest rates and accretion of purchase discounts on acquired portfolios. Accretion of purchased loan discounts increased interest income by $938 thousand in the first nine months of 2020 compared to $1.3 million in the first nine months of 2019, representing a decrease of $413 thousand. Interest income on federal funds sold decreased by $238 thousand and interest earned on investments decreased by $289 thousand compared to the same period last year.

Interest expense on deposits increased by $468 thousand for the nine months ended September 30, 2020 compared to the same period last year. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $150 thousand in the first nine months of 2020, compared to $310 thousand in the first nine months of 2019, representing a decrease of $160 thousand. Interest on borrowings increased by $68 thousand due to $10.0 million in borrowings from the Federal Home Loan Bank in September of 2019, and $5.4 million in borrowings through the PPPLF in the second quarter of 2020.

The provision for loan losses for the nine month period ended September 30, 2020 was $1.0 million, compared to $665 thousand for the nine month period ended September 30, 2019. During the first nine months of 2020, Parkway recognized $126 thousand in net charge-offs compared to $188 thousand in net charge-offs for the first nine months of 2019. The increase in provision for the first nine months of 2020 was due primarily to the overall loan growth experienced in the fourth quarter of 2019 and first nine months of 2020 as well as management’s assessment of the potential impact from the COVID-19 pandemic.

Noninterest income increased by $421 thousand for the first nine months of 2020, compared to the same period in 2019. The increase was mainly due to an increase in mortgage origination income of $267 thousand, and an increase in realized gains of $270 thousand, offset by a decrease in deposit account-based service charges and fees of $140 thousand, as previously discussed. Nonrecurring gains from bank premise sales totaled $122 thousand in 2019, and nonrecurring gains realized on the sale of investments totaled $315 thousand in 2020 and $45 thousand in 2019. Excluding these nonrecurring transactions, noninterest income increased by $273 thousand for the nine month period ended September 30, 2020, compared to the same period last year.

Total noninterest expenses increased by $1.4 million in the nine month period ended September 30, 2020 compared to the same period in 2019. Salary and benefit cost increased by $926 thousand due to the increase in employees resulting from branch expansion into North Carolina markets as well as the addition of commercial lenders as discussed above. Occupancy and equipment expenses increased by $213 thousand and data processing expenses increased by $201 thousand from the first nine months of 2019 to 2020, due to the addition of branch facilities. Amortization of core deposit intangibles decreased by $82 thousand for the first nine months of 2020, compared to same period in 2019.

In total, income before taxes decreased by $1.6 million over the first nine months of 2020 compared to the first nine months of 2019. As a result income tax expense decreased by $305 thousand over the prior year, resulting in a decrease in net income of $1.2 million for the nine months ended September 30, 2020, compared to the same period in 2019.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $110.7 million, or 15.67%, to $817.0 million at September 30, 2020 from $706.3 million at December 31, 2019. The increase in total assets during the first nine months of 2020 mainly related to increases in loans and deposits from the SBA-PPP program in addition to growth in loans and deposits from recent branch expansion activities as well as organic growth in our existing markets.

Total loans increased during the first nine months of 2020 by $107.3 million, or 18.83%, to $677.7 million at September 30, 2020 compared to $570.4 million at December 31, 2019, due to $79.4 million in SBA-PPP loans originated, along with $27.9 million in organic loan growth throughout our market area.

Total deposits increased by $102.8 million, or 16.82%, to $714.0 million at September 30, 2020 from $611.2 million at December 31, 2019. The increase during the first nine months of 2020 can be primarily attributed to funds provided to depositors as a result of the SBA-PPP loan program, as well as the Bank’s branch expansion into new markets in the fourth quarter of 2019 and first nine months of 2020 as well as new deposits obtained in existing markets. Core deposits (demand accounts, money markets and savings) have increased steadily, and were 72.69% of total deposits at September 30, 2020.  Much of our deposit growth this year can be directly attributed to customer proceeds from various government stimulus programs and SBA-PPP loans.  Future runoff of these deposits may limit overall deposit growth in the near term.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $4.98 million at December 31, 2019 to $4.94 million at September 30, 2020. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at September 30, 2020 and December 31, 2019.

Nonaccrual loans decreased from $4.98 million at December 31, 2019 to $4.94 million at September 30, 2020. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

	September 30,	December 31,
(dollars in thousands)	2020	2019

Nonperforming Assets
Nonaccrual loans	$4,941	$4,979
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	4,941	4,979
Foreclosed assets	-	-
Total nonperforming assets	$4,941	$4,979

Nonperforming assets to total assets	0.60%	0.70%
Nonperforming loans to total loans	0.73%	0.87%

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

Financial Condition, continued

At September 30, 2020, the allowance for loan losses included $212 thousand specifically reserved for impaired loans in the amount of $4.0 million.  Based on impairment analysis, loans totaling $2.7 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2019 totaled $7.8 million, of which $3.6 million required specific reserves of $174 thousand.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(dollars in thousands)	September 30,	September 30,	December 31,
	2020	2019	2019
Total loans outstanding at end of period	$677,737	$562,210	$570,353

Allowance for loan losses, beginning of period	$3,893	$3,495	$3,495

Charge offs:
Construction & development	(8)	-	-
Farmland	-	(14)	(13)
Residential	(48)	(32)	(55)
Commercial mortgage	(61)	(41)	(41)
Commercial & agricultural	(14)	(77)	(77)
Consumer & other	(106)	(154)	(212)
Total charge-offs	(237)	(318)	(398)

Recoveries:
Construction & development	4	-	-
Farmland	-	-	-
Residential	11	8	8
Commercial mortgage	65	69	69
Commercial & agricultural	2	6	10
Consumer & other	29	47	54
Total recoveries	111	130	141
Net charge-offs	(126)	(188)	(257)

Provision for allowance	1,027	665	655
Allowance for loan losses at end of period	$4,794	$3,972	$3,893

Ratios:
Allowance for loan losses to loans at end of period	0.71%	0.71%	0.68%
Net charge-offs to allowance for loan losses	2.63%	4.73%	6.60%
Net charge-offs to provisions for loan losses	12.27%	28.27%	39.24%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2020 totaled $4.4 million, or 0.65% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity increased by $2.3 million, or 2.76%, to $83.7 million at September 30, 2020 from $81.4 million at December 31, 2019. The increase was due to earnings of $4.2 million, plus other comprehensive income of $508 thousand, less the payment of dividends of $1.6 million, less common stock repurchases of $867 thousand. Book value increased from $13.27 per share at December 31, 2019 to $13.81 per share at September 30, 2020.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $50.0 million at September 30, 2020. The Bank had no balances outstanding on these lines as of September 30, 2020 and December 31, 2019, respectively. In addition, the Bank has the ability to borrow up to approximately $188.5 million from the FHLB, subject to the pledging of collateral. The Bank had long-term FHLB advances of $10.0 million outstanding at September 30, 2020 and December 31, 2019, respectively.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 8.5% and 9.9% for the periods ended September 30, 2020 and December 31, 2019, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2020, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2020, Parkway’s equity to asset ratio was 10.24% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $1.6 million, and had $867 thousand of stock repurchases for the first nine months of 2020.

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

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral periods. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Part II. Other Information

Item 1A.	Risk Factors, continued

As a participating lender in SBA-PPP loans, the Company and the Bank are subject to additional risks regarding the Bank’s processing of SBA-PPP loans and risks that the SBA may not fund some or all SBA-PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as SBA-PPP. Under the SBA-PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the SBA-PPP. The SBA-PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the SBA-PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP, which exposes us to potential risks relating to noncompliance with the SBA-PPP. Since then, the SBA and the U.S. Department of Treasury have provided additional guidance and clarity on the SBA-PPP through the issuance of over 20 interim final rules implementing the SBA-PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the SBA-PPP was exhausted. The SBA-PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the SBA-PPP, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven. Most recently, the SBA-PPP Extension Act extended the PPP to August 8, 2020. As of September 30, 2020, we had 1,296 SBA-PPP loans outstanding with an outstanding principal balance of $81.9 million, less unearned net fees of $2.5 million.

Since the initiation of the SBA-PPP, several larger banks have been subject to litigation regarding the protocols and procedures that they used in processing applications for the SBA-PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding the SBA-PPP loans, regarding our policies and procedures used in processing applications for the SBA-PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to us, it could result in financial liability or adversely affect our reputation. In addition, litigation can be costly regardless of outcome. Any financial liability, litigation costs or reputation damage caused by SBA-PPP related litigation could have an adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a SBA-PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP. In the event of a loss resulting from a default on a SBA-PPP loan and a determination by the SBA that there was a deficiency in the manner in which the SBA-PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the third quarter of 2020.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 7/1 through 7/31	-	$-	-	197,500
Purchased 8/1 through 8/31	-	$-	-	197,500
Purchased 9/1 through 9/30	-	$-	-	197,500
Total during third quarter 2020	-	$-	-

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Parkway Acquisition Corp. 2020 Equity Incentive Plan.

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 13, 2020	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer