Form 10-K
period 2020-12-31
Parkway Acquisition Corp.
filed 2021-03-24
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $56,552,300

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,035,775 shares of Common Stock as of March 23, 2021

DOCUMENTS INCORPORATED BY REFERENCE

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty four full-service banking offices and two loan production offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 84.78% of the interest earning assets of the Bank at December 31, 2020, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2020, the Bank had 42.15% of the loan portfolio in single and multi-family housing, 30.70% in non-farm, non-residential real estate loans, 4.89% in farm related real estate loans, and 6.93% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 12.77% of the portfolio at December 31, 2020. Consumer and other loans make up approximately 3.56% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 87.99% of the Bank’s total deposits at December 31, 2020. Certificates of deposit in denominations of $100,000 or more represented the remaining 12.01% of deposits at December 31, 2020.

Market Area

The Bank’s primary market area consists of:

●	all of Grayson County, Virginia
●	all of Floyd County, Virginia
●	all of Carroll County, Virginia
●	all of Wythe County, Virginia
●	all of Pulaski County, Virginia
●	all of Montgomery County, Virginia
●	portions of Roanoke County, Virginia
●	all of Alleghany County, North Carolina
●	all of Ashe County, North Carolina
●	all of Burke County, North Carolina
●	all of Caldwell County, North Carolina
●	all of Catawba County, North Carolina
●	all of Cleveland County, North Carolina
●	all of Davie County, North Carolina
●	all of Watauga County, North Carolina
●	all of Wilkes County, North Carolina
●	all of Yadkin County, North Carolina
●	the City of Galax, Virginia
●	the City of Salem, Virginia
●	the City of Roanoke, Virginia

Grayson, Carroll, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $31,938 in the City of Galax, to a high of $43,532 in Yadkin County, based upon 2018 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, while largely rural, are more economically diverse.  Montgomery County is home to two major universities, Virginia Tech and Radford University, Watauga County is home to Appalachian State University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region.  Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets.  The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $40,393 in Cleveland County, to a high of $57,611 in Davie County, according to the 2018 census data.  The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $43,028 in Roanoke City, to a high of $65,467 in Roanoke County, based on 2018 census data.

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

Employees

At December 31, 2020, the Company had 230 total employees representing 225 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Recent Legislation

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2020, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9.00%, less than $10.0 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.  The CBLR rules were temporarily modified in response to COVID-19.  See “CARES Act” below.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well-capitalized” ratio requirements under the prompt corrective action regulations and will not be required to report or calculated risk-based capital.

The CBLR framework was available for banks to use in their December 31, 2020, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2020 and 2019, the Company met the requirements for being classified as “well capitalized.”

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

On June 5, 2020, the OCC published a final rule, effective October 1, 2020, to modernize the agency’s regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency's proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule. The Company is evaluating what impact this new rule will have on its operations.

Anti-Money Laundering Laws and Regulations

The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020. The Anti-Money Laundering Act of 2020, the most sweeping anti-money laundering legislation in 20 years, requires various federal agencies to promulgate regulations implementing a number of its provisions.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2020, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid Relief and Economic Security (“CARES”) Act into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Small Business Paycheck Protection Program (“SBA-PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.  Many of the provisions of the CARES Act, including the availability of PPP loans, were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020.

The SBA-PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of December 31, 2020, the Bank had outstanding 1,008 SBA-PPP loans totaling $51.1 million.

The CARES Act also allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

In addition, the CARES Act directed federal bank regulators to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulators issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Item 1A.	Risk Factors.

Risks Related to Macroeconomic and Political Conditions

We may be adversely affected by economic conditions in our market area.

We are located in southwestern Virginia and northwestern North Carolina, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Further changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Higher unemployment rates may lead to future increases in past-due and nonperforming loans thus having a negative impact on the earnings of the Bank. An additional, significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral periods. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed above, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

As a participating lender in SBA-PPP loans, the Company and the Bank are subject to additional risks regarding the Bank’s processing of SBA-PPP loans and risks that the SBA may not fund some or all SBA-PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as SBA-PPP.  Under the SBA-PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The Bank participated as a lender in the SBA-PPP.  The SBA-PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the SBA-PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP, which exposes us to potential risks relating to noncompliance with the SBA-PPP.  Since then, the SBA and the U.S. Department of Treasury have provided additional guidance and clarity on the SBA-PPP through the issuance of over 20 interim final rules implementing the SBA-PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the SBA-PPP was exhausted.  The SBA-PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the SBA-PPP, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven.  Many of the provisions of the CARES Act, including the availability of SBA-PPP loans, were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020.  As of December 31, 2020, we had 1,008 SBA-PPP loans outstanding with an outstanding principal balance of $52.5 million, less unearned net fees of $1.4 million.

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

Risks Related to Credit Risks

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2020, the Company had $562.3 million of such loans outstanding, or 84.67% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Risks Related to Liquidity and Interest Rate Risk

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

Risks Related to Our Business and Industry

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations and business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. The Bank has experienced fraudulent online banking enrollments to gain access to home equity lines of credit in the past. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its customers. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, reimbursement of fraudulent transfers, disruption in operations and damage to our reputation, which could adversely affect our business.

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

In addition, our business strategy involves branch expansion in North Carolina, with several branches opening in new markets in western North Carolina in 2020. The banking business in western North Carolina is competitive, and the level of competition may increase further. There can be no assurance that Parkway will be able to successfully compete in this competitive market, or that we will be able to successfully manage additional growth in western North Carolina. Because of our limited participation in these new markets, there may be unexpected challenges and difficulties that could adversely affect our operations.

Risks Related to the Regulatory Environment

An inability to maintain our regulatory capital position could adversely affect our operations.

As of December 31, 2020, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

While the Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

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

Further, as a result of the financial crisis and related global economic downturn that began in 2008, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law and has increased our compliance costs in the short term. With the incoming Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. The ultimate impact of current or future legislation on our businesses and results of operations, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has previously announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is difficult to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Bank’s existing loan agreements with borrowers or other financial arrangements, could change the Bank’s market risk profile, interest margin, interest spread and pricing models, may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

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

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2811	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office - 2145 Roanoke Street, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 516 Hawthorne Drive, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-849-4194	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases an administrative office in the town of Wilkesboro, North Carolina. The Bank operates two loan production offices in leased facilities in the town of Blacksburg, Virginia, and the city of Shelby, North Carolina. The Bank purchased an existing vacant building in Pulaski, Virginia in May of 2019. The Bank anticipates opening this building as a full service branch facility in the future. The Bank purchased land in Christiansburg, Virginia in January of 2020. The Bank plans to construct a full service branch banking facility on the property and anticipates opening of this location in the 4th quarter of 2021.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 23, 2021, there were 6,035,775 shares of the Company’s common stock outstanding, held by 1,390 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2020, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders: 2020 Equity Incentive Plan	-	$-	300,000
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	300,000

(1)  The Company does not have any equity compensation plans that have not been approved by shareholders.

Stock Repurchases

In January 2019, the Board of Directors (“Board”) of the Company approved a stock repurchase plan. The Board has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021. In May 2020 the Board amended the plan to increase the shares by 150,000, bringing the aggregate total to 350,000 shares of common stock. In January 2021, the Board authorized the extension of the 182,500 shares remaining in the plan to January 2023. The Company intends to purchase shares periodically through privately negotiated transactions or in the open market in accordance with SEC rules. The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. During 2019, we repurchased 76,000 shares of our common stock under our stock repurchase program at an average cost per share of $11.95 and a total cost of $908 thousand. During 2020, we repurchased 91,500 shares of our common stock under our stock repurchase program at an average cost per share of $11.05 and a total cost of $1.0 million.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2020.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan
Purchased 10/1 through 10/31	-	$-	-	197,500
Purchased 11/1 through 11/30	15,000	$9.65	15,000	182,500
Purchased 12/1 through 12/31	-	$-	-	182,500
Total	15,000	$9.65	15,000

Item 6.	Selected Financial Data.

Financial Highlights[1]

	2020	2019	2018	2017	2016
Summary of Operations

Interest income	$31,744	$30,802	$26,186	$22,274	$17,562
Interest expense	3,440	2,869	1,901	1,474	1,728
Net interest income	28,304	27,933	24,285	20,800	15,834
Provision for (reduction of) loan losses	1,189	655	325	217	(5)
Other income	5,297	4,915	4,637	4,228	4,570
Other expense	25,098	23,258	22,857	19,280	16,816
Income taxes	1,445	1,780	1,214	3,104	1,175
Net income	$5,869	$7,155	$4,526	$2,427	$2,418

Per Share Data

Net income	$.97	$1.16	$.81	$.48	$.60
Cash dividends declared	.26	.24	.20	.16	.12
Book value	14.08	13.27	12.17	11.39	11.05

Year-end Balance Sheet Summary

Loans, net	$659,195	$566,460	$532,970	$421,418	$408,548
Investment securities	33,507	32,881	45,428	50,675	62,540
Total assets	855,387	706,290	680,284	547,961	558,856
Deposits	755,528	611,211	601,868	488,441	499,387
Stockholders’ equity	85,106	81,428	75,622	57,182	55,466

Selected Ratios

Return on average assets	0.75%	1.05%	0.75%	0.44%	0.55%
Return on average equity	7.06%	9.10%	7.02%	4.28%	5.62%
Average equity to average assets	10.60%	11.51%	10.66%	10.32%	9.78%

1         In thousands of dollars, except per share data.

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis

Parkway had net earnings of $5.9 million for 2020 compared to $7.2 million for 2019.  Earnings in 2020 were impacted significantly by the COVID-19 pandemic and the branch expansion into North Carolina markets during 2020.  Earnings for the year ended December 31, 2020 represented a return on average assets of 0.75% and a return on average equity of 7.06%, compared to 1.05% and 9.10%, respectively, for the year ended December 31, 2019.  The net interest margin was 3.96% in 2020, compared to 4.51% in 2019.  The net interest margin compression is a reflection of the exceptionally low interest rate environment due to swift reductions in short term interest rates late in the first quarter of 2020 as well as continual competitive pressure on loan rates.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

●	any required increase in our regulatory capital ratios;
●	inflation, interest rate levels and market and monetary fluctuations;
●	the difficult market conditions in our industry;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
●	applicable laws and regulations and legislative or regulatory changes;
●	the timely development and acceptance of new products and services of the Company;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
●	the financial condition of the Company’s borrowers and lenders;
●	the Company’s success in gaining regulatory approvals, when required;
●	technological and management changes;
●	growth and acquisition strategies;
●	the Company’s critical accounting policies and the implementation of such policies;
●	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions and branch expansion;
●	changes in consumer spending and saving habits;
●	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations;
●	the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; and,
●	the Company’s success at managing the risks involved in the foregoing.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2020 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2020			2019			2018

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$45,758	$214	0.47%	$19,082	$288	1.51%	$9,365	$106	1.13%
Federal funds sold	639	3	0.47%	9,413	249	2.65%	10,584	228	2.15%
Investment securities	32,976	757	2.30%	42,915	1,088	2.54%	50,504	1,278	2.53%
Loans [1,2]	634,755	30,770	4.85%	548,611	29,177	5.32%	476,900	24,574	5.15%
Total	714,128	31,744		620,021	30,802		547,353	26,186
Yield on average interest-earning assets			4.45%			4.97%			4.78%
Non interest-earning assets:
Cash and due from banks	10,211			8,364			8,218
Premises and equipment	26,044			21,383			19,055
Interest receivable and other	38,130			37,310			35,400
Allowance for loan losses	(4,474)			(3,768)			(3,435)
Unrealized gain/(loss) on securities	530			(263)			(1,283)
Total	70,441			63,026			57,955
Total assets	$784,569			$683,047			$605,308

Interest-bearing liabilities:
Demand deposits	$145,068	328	0.23%	$128,645	301	0.23%	$115,409	194	0.17%
Savings deposits	138,344	415	0.30%	124,441	389	0.31%	117,479	347	0.30%
Time deposits	192,519	2,604	1.35%	184,501	2,162	1.17%	163,932	1,326	0.81%
Borrowings	12,894	93	0.72%	3,077	17	0.55%	1,757	34	1.94%
Total	488,825	3,440		440,664	2,869		398,577	1,901
Cost on average interest-bearing liabilities			0.70%			0.65%			0.48%

Non interest-bearing liabilities:
Demand deposits	208,530			160,858			139,409
Interest payable and other	4,038			2,913			2,826
Total	212,568			163,771			142,235
Total liabilities	701,393			604,435			540,812

Stockholder's equity:	83,176			78,612			64,496
Total liabilities and stockholder's equity	$784,569			$683,047			$605,308

Net interest income		$28,304			$27,933			$24,285

Net yield on interest-earning assets			3.96%			4.51%			4.44%

[1] Includes nonaccural loans
[2] Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2020 Compared to 2019			2019 Compared to 2018
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$(74)	$72	$(146)	$182	$44	$138
Federal funds sold	(246)	(115)	(131)	21	40	(19)
Investment securities	(331)	(96)	(235)	(190)	2	(192)
Loans	1,593	(2,059)	3,652	4,603	810	3,793
Total	942	(2,198)	3,140	4,616	896	3,720

Interest-bearing liabilities:
Demand deposits	27	(10)	37	107	83	24
Savings deposits	26	(15)	41	42	21	21
Time deposits	442	345	97	836	653	183
Borrowings	76	7	69	(17)	330	(347)
Total	571	327	244	968	1,087	(119)
Net interest income	$371	$(2,525)	$2,896	$3,648	$(191)	$3,839

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

For the year ended December 31, 2020 total interest income increased by $942 thousand compared to the year ended December 31, 2019.  The increase in interest income in 2020 was primarily due to organic loan growth in new and existing markets of $44.6 million and $81.9 million of SBA-PPP loans originated in 2020; however, yields were negatively impacted by the exceptionally low interest rate environment due to swift reductions in short term interest rates late in the first quarter of 2020 as well as continual competitive pressure on loan rates.  As a result interest income on loans increased by $1.6 million in 2020 compared to $4.6 million in 2019. Accretion of purchased loan discounts increased interest income by $1.2 million in 2020 compared to $1.8 million in 2019, representing a decrease of $592 thousand.  The decreases in interest income on federal funds sold, investment securities, and interest-bearing deposits in banks were due to the impact of short term interest rates decreases discussed above. Interest expense on deposits increased by $495 thousand for the year ended December 31, 2020 compared to the same period last year due to the addition of $78.4 million in interest-bearing deposits from 2019 to 2020.  A significant portion of the growth in interest-bearing deposits year-over-year is attributed to increased balances held by customers during the pandemic, new relationships developed from the SBA-PPP program, as well as organic growth in new and existing markets.

Management’s Discussion and Analysis

Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $189 thousand in 2020, compared to $384 thousand in 2019, representing a decrease of $195 thousand.  The effects of changes in volumes and rates on net interest income in 2020 compared to 2019, and 2019 compared to 2018 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $371 thousand or 1.33% for 2020 as compared to 2019. The net yield on interest-earning assets decreased by 55 basis points to 3.96% in 2020 compared to 4.51% in 2019.

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

The provision for loan losses was $1.2 million for the year ended December 31, 2020, compared to $655 thousand for the year ended December 31, 2019. The increase in loan loss provisions from 2019 to 2020 was due primarily to overall growth in the loan portfolio due to organic growth of $44.6 million in new and existing markets, excluding SBA-PPP loans originated, as well as management’s assessment of the impact of the COVID-19 pandemic on certain qualitative and environmental factors.

The allowance for loan losses for SBA-PPP loans originated during 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

The reserve for loan losses at December 31, 2020 was approximately 0.74% of total loans, compared to 0.68% at December 31, 2019. Management’s estimate of probable credit losses inherent in the acquired Great State and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2020 and 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $2.0 million and $3.2 million, respectively. Management believes the provision and the resulting allowance for loan losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income growth was a key factor in the Company’s 2020 financial results as year-over-year net interest margins were negatively impacted by the low interest rate environment, and the Fed’s lowering of rates paid on overnight funds.  Noninterest income increased by $382 thousand in 2020 compared to 2019, despite the decrease of $211 thousand in service charges on deposit accounts, due to reduced consumer spending as well as increased balances held by our customers.  Mortgage origination fees increased by $261 thousand in 2020 compared to 2019.  The mortgage department closed approximately $43.5 million of mortgage loans for the secondary market during 2020 compared to $24.0 million in 2019.  Gains from sales of available-for-sale securities totaled $315 thousand for the year ended December 31, 2020 compared to $49 thousand for the year ended December 31, 2019.  Noninterest income increased by $278 thousand in 2019 compared to 2018.  The increase was due to growth and expansion of fee-based products and a change in overdraft fees.  Included in other income are nonrecurring gains from sale of bank premises and equipment totaling $122 thousand in 2019.  There were no nonrecurring gains from sale of bank premises and equipment in 2020 or 2018.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2020	2019	2018

Service charges on deposit accounts	$1,441	$1,652	$1,538
Increase in cash value of life insurance	449	442	433
Life insurance income	-	-	303
Mortgage originations fees	720	459	396
Safe deposit box rental	90	91	93
Gain on securities	315	49	5
ATM income	1,613	1,465	1,324
Investment services income	35	62	126
Merchant services income	191	190	171
Interchange income	186	196	126
Other income	257	309	122
Total noninterest income	$5,297	$4,915	$4,637

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expenses increased by $1.8 million, or 7.91% for the year ended December 31, 2020, compared to the year ended December 31, 2019 reflecting additional costs associated with branching activities into new North Carolina markets. Salary and benefit cost increased by $1.4 million due to the increase in full time equivalent employees from December 31, 2019 to December 31, 2020.  Occupancy and equipment expenses increased by $287 thousand and data processing expenses increased by $219 thousand from 2019 to 2020, due to the addition of three branch facilities in 2020.  FDIC/OCC assessments increased by $171 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the Small Bank Assessment Credits received from the FDIC in 2019.  This increase was offset by a decrease in amortization of core deposit intangibles of $111 thousand for the year ended December 31, 2020, compared to same period in 2019.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2020	2019	2018

Salaries & wages	$11,347	$10,277	$9,034
Employee benefits	3,256	2,968	2,768
Total personnel expense	14,603	13,245	11,802

Director fees	361	356	370
Occupancy expense	1,596	1,389	1,260
Data processing expense	1,765	1,546	1,353
Other equipment expense	1,029	1,047	988
FDIC/OCC assessments	383	212	390
Insurance	138	131	121
Professional fees	462	667	452
Advertising	683	603	569
Postage & freight	429	396	362
Supplies	279	223	212
Franchise tax	505	438	438
Telephone	370	371	415
Travel, dues & meetings	418	509	490
ATM expense	615	517	423
Foreclosure expenses	2	3	32
Core deposit intangible amortization	711	822	578
Merger related expenses	-	-	1,978
Other expense	749	783	624
Total noninterest expense	$25,098	$23,258	$22,857

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 74.69% in 2020, 70.80% in 2019, and 79.03% in 2018. The ratio for 2018, without the effect of nonrecurring merger related costs, would have been 72.19%.

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

Income tax expense (substantially all Federal) was $1.4 million in 2020 and $1.8 million in 2019, resulting in effective tax rates of 19.8% and 19.9%, respectively.  The decrease in income tax expense of $335 thousand in 2020 was primarily due to the decreased in income before taxes of $1.6 million in 2020 compared to 2019.

Net deferred tax assets of $1.0 million, and $985 thousand existed at December 31, 2020 and 2019 respectively. At December 31, 2020, net deferred tax assets included $155 thousand of deferred tax assets applicable to unrealized gains on investment securities available for sale, and $293 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Management’s Discussion and Analysis

Analysis of Financial Condition

Average earning assets increased 15.18% from 2019 to 2020 due to asset growth primarily reflected in increased loans, including SBA-PPP loans, and higher liquid asset balances due to deposit growth. Total earning assets represented 91.02% of total average assets in 2020 and 90.77% in 2019. The mix of average earning assets changed from 2019 to 2020 as average loans increased by $86.1 million, or 15.70%, average investment securities decreased by $9.9 million, or 23.16%, average federal funds sold decreased by $8.8 million, or 93.21%, and deposits in other banks increased by $26.7 million of 139.80%.

Table 5. Average Asset Mix (dollars in thousands)

	2020		2019
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$634,755	80.91%	$548,611	80.32%
Investment securities	32,976	4.20%	42,915	6.28%
Federal funds sold	639	0.08%	9,413	1.38%
Deposits in other banks	45,758	5.83%	19,082	2.79%
Total earning assets	714,128	91.02%	620,021	90.77%

Non earning assets:
Cash and due from banks	10,211	1.30%	8,364	1.23%
Premises and equipment	26,044	3.32%	21,383	3.13%
Other assets	38,130	4.86%	37,310	5.46%
Allowance for loan losses	(4,474)	-0.57%	(3,768)	-0.55%
Unrealized gain (loss) on securities	530	0.07%	(263)	-0.04%
Total nonearning assets	70,441	8.98%	63,026	9.23%
Total assets	$784,569	100.00%	$683,047	100.00%

Average loans for 2020 represented 80.91% of total average assets compared to 80.32% in 2019. Average federal funds sold decreased from 1.38% to 0.08% of total average assets while deposits in other banks increased from 2.79% to 5.83% of total average assets over the same time period. Average investment securities decreased from 6.28% in 2019 to 4.20% of total average assets in 2020. The balances of nonearning assets to total average assets decreased from 9.23% to 8.98%.

Management’s Discussion and Analysis

Loans

Average loans totaled $634.8 million over the year ended December 31, 2020. This represents an increase of 15.70% from the average of $548.6 million for 2019. The increase was due to SBA-PPP loans originated in addition to organic growth in new and existing markets of $44.6 million during 2020. Of the $81.9 million in SBA-PPP loans originated in April through August 2020, approximately $52.5 million with net deferred fees of $1.4 million remained on the balance sheet at December 31, 2020. Average loans increased by 15.04% from 2018 to 2019 due to loans acquired from the Great State merger along with organic loan growth of $33.9 million during 2019.

The loan portfolio consists primarily of real estate and commercial loans, including SBA-PPP loans.  These loans accounted for 96.97% of the total loan portfolio at December 31, 2020.  This is up from the 95.91% that the two categories maintained at December 31, 2019.  The amount of loans outstanding by type at December 31 of each of the past five years and the maturity distribution for variable and fixed rate loans as of December 31, 2020 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	%	Amount	%	Amount	%

Construction and development	$46,053	6.93%	$39,649	6.95%	$33,449	6.23%
Residential, 1-4 families	229,706	34.59%	220,120	38.59%	199,662	37.22%
Residential, 5 or more families	50,187	7.56%	33,554	5.88%	36,027	6.72%
Farm land	32,449	4.89%	34,166	5.99%	33,291	6.21%
Nonfarm, nonresidential	203,886	30.70%	190,817	33.46%	176,192	32.84%
Total real estate	562,281	84.67%	518,306	90.87%	478,621	89.22%

Agricultural	3,127	0.47%	3,697	0.65%	4,600	0.86%
Commercial	30,536	4.60%	28,729	5.04%	32,891	6.13%
SBA-PPP	51,118	7.70%	-	-%	-	-%
Consumer	7,127	1.07%	7,250	1.27%	7,396	1.38%
Other	9,906	1.49%	12,371	2.17%	12,957	2.41%
Total	$664,095	100.00%	$570,353	100.00%	$536,465	100.00%

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%

Construction and development	$25,475	6.00%	$26,464	6.42%
Residential, 1-4 families	170,080	40.03%	160,502	38.96%
Residential, 5 or more families	29,040	6.84%	26,686	6.48%
Farm land	33,353	7.85%	33,531	8.14%
Nonfarm, nonresidential	125,661	29.57%	128,515	31.20%
Total real estate	383,609	90.29%	375,698	91.20%

Agricultural	2,792	0.66%	2,779	0.67%
Commercial	22,880	5.38%	23,307	5.66%
SBA-PPP	-	-%	-	-%
Consumer	5,868	1.38%	5,491	1.33%
Other	9,722	2.29%	4,693	1.14%
Total	$424,871	100.00%	$411,968	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2020 (dollars in thousands)

		Commercial,
	Real	Agricultural &	Consumer	Total
	Estate	SBA-PPP	& Other	Amount	%

Fixed rate loans:
Three months or less	$7,942	$906	$3,832	$12,680	1.91%
Over three to twelve months	14,618	2,651	478	17,747	2.67%
Over one to five years	99,934	67,119	9,121	176,174	26.53%
Over five years	44,501	3,671	1,700	49,872	7.51%
Total fixed rate loans	$166,995	$74,347	$15,131	$256,473	38.62%

Variable rate loans:
Three months or less	$5,196	$1,892	$100	$7,188	1.08%
Over three to twelve months	12,661	5,809	113	18,583	2.80%
Over one to five years	11,003	1,243	260	12,506	1.88%
Over five years	366,426	1,490	1,429	369,345	55.62%
Total variable rate loans	$395,286	$10,434	$1,902	$407,622	61.38%

Total loans:
Three months or less	$13,138	$2,798	$3,932	$19,868	2.99%
Over three to twelve months	27,279	8,460	591	36,330	5.47%
Over one to five years	110,937	68,362	9,381	188,680	28.41%
Over five years	410,927	5,161	3,129	419,217	63.13%
Total loans	$562,281	$84,781	$17,033	$664,095	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 4.85% in 2020 compared to an average yield of 5.32% in 2019. The decrease in loan yields was due to increasing competition in our markets for loans, in addition to a generally lower interest rate environment and the low rate of SBA-PPP loans, as well as a reduction in the overall impact of purchase accounting adjustment as the accretion of purchase loan discounts decreased by $370 thousand during 2020.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues.  Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity.  However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk.  Therefore, from time to time, management may sell certain securities prior to their maturity.  Table 8 presents the investment portfolio at the end of 2020 by major types of investments and contractual maturity ranges.  Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.  Yields on tax exempt obligations are not computed on a tax-equivalent basis in Table 8.

The total amortized cost of investment securities decreased by approximately $46 thousand from December 31, 2019 to December 31, 2020, while the average balance of investment securities carried throughout the year decreased by approximately $9.9 million from 2019 to 2020.  The average yield of the investment portfolio decreased to 2.30% for the year ended December 31, 2020 compared to 2.54% for 2019.

Management’s Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2020
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/20	Market Value 12/31/20	Book Value 12/31/19	Book Value 12/31/18
Investment securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-	$-	$244
Mortgage-backed securities	-	969	5,678	8,565	15,212	15,684	19,540	25,627
Corporate securities	-	1,500	-	-	1,500	1,500	1,500	2,970
State and municipal securities	1,747	3,889	4,565	5,858	16,059	16,323	11,777	17,764
Total	$1,747	$6,358	$10,243	$14,423	$32,771	$33,507	$32,817	$46,605

Weighted average yields:
U.S. Government agencies	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage-backed securities	0.00%	2.15%	2.12%	1.48%	1.76%
Corporate securities	0.00%	0.88%	0.00%	0.00%	0.88%
State and municipal securities	3.85%	3.02%	1.77%	2.15%	2.44%
Total	3.85%	2.38%	1.97%	1.75%	2.05%

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

Average total deposits for the year ended December 31, 2020 amounted to $684.5 million, which was an increase of $86.0 million, or 14.37% from 2019. A significant portion of the increase is attributed to increased balances held by customers during the pandemic, new relationships developed from the SBA-PPP program, as well as organic growth in new and existing markets. Average core deposits totaled $595.8 million in 2020 representing a 15.43% increase over the $516.2 million in 2019. The percentage of the Company’s average deposits that are interest-bearing decreased to 69.5% in 2020 compared to 73.1% in 2019 and 74.0% in 2018. This decrease is due to the average demand deposits, which earn no interest, increasing 29.64% from $160.9 million in 2019 to $208.5 million in 2020. Average deposits for the periods ended December 31, 2020, 2019, and 2018 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2020			December 31, 2019
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$86,696	12.7%	0.12%	$75,498	12.6%	0.12%
Money market	58,372	8.5%	0.39%	53,147	8.9%	0.40%
Savings	138,344	20.2%	0.30%	124,441	20.8%	0.31%
Individual retirement accounts	44,044	6.5%	1.19%	44,581	7.5%	1.13%
Small denomination certificates	59,841	8.7%	1.24%	57,657	9.6%	1.06%
Large denomination certificates	88,634	12.9%	1.51%	82,263	13.7%	1.27%
Total interest-bearing deposits	475,931	69.5%	0.70%	437,587	73.1%	0.65%
Noninterest-bearing deposits	208,530	30.5%	0.00%	160,858	26.9%	0.00%
Total deposits	$684,461	100.0%	0.49%	$598,445	100.0%	0.48%

	December 31, 2018
	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$66,984	12.5%	0.10%
Money market	48,425	9.0%	0.26%
Savings	117,479	21.9%	0.30%
Individual retirement accounts	45,598	8.5%	0.99%
Small denomination certificates	55,700	10.4%	0.57%
Large denomination certificates	62,634	11.7%	0.89%
Total interest-bearing deposits	396,820	74.0%	0.47%
Noninterest-bearing deposits	139,409	26.0%	0.00%
Total deposits	$536,229	100.0%	0.35%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $6.4 million, or 7.74%, for the year ended December 31, 2020 compared to December 31, 2019.  The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit.  Loan growth in 2020 was primarily funded through core deposit growth, in addition to reductions in investment securities, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes.  Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2020.

Table 10. Large Denomination Certificate of Deposit Maturities (dollars in thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2020:

Remaining maturity of three months or less	$15,698
Remaining maturity over three months through six months	15,006
Remaining maturity over six months through twelve months	33,197
Remaining maturity over twelve months	26,874
Total certificates of deposit of $100,000 or more	$90,775

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $85.1 million at December 31, 2020 compared to $81.4 million at December 31, 2019. The increase of $3.7 million was due to earnings of $5.9 million, plus other comprehensive income of $403 thousand, less common stock repurchases of $1.0 million, and the payment of dividends of $1.6 million. Book value increased from $13.27 per share at December 31, 2019 to $14.08 per share at December 31, 2020.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 5.10% as of December 31, 2020.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2020	2019

Tier 1 Capital	$79,240	$74,726
Unrealized gains on AFS preferred stock	-	-
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	4,936	3,926
Total regulatory capital	$84,176	$78,652
Total risk-weighted assets	$642,612	$581,235

Tier 1 capital as a percentage of risk-weighted assets	12.3%	12.9%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	12.3%	12.9%
Total regulatory capital as a percentage of risk-weighted assets	13.1%	13.5%
Leverage ratio*	9.5%	10.8%

*	Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

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

Nonperforming assets at December 31, 2020, 2019, 2018, 2017, and 2016 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	2020	2019	2018	2017	2016
Nonperforming loans:
Nonaccrual loans	$4,803	$4,979	$5,579	$5,335	$4,664
Restructured loans	3,844	4,695	6,961	7,743	9,239
Purchased credit-impaired loans on accrual status	116	128	-	-	-
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total nonperforming loans	8,763	9,802	12,540	13,078	13,903
Foreclosed assets	-	-	753	-	70
Total nonperforming assets	$8,763	$9,802	$13,293	$13,078	$13,973
Total nonperforming loans as a percentage to total loans	1.3%	1.7%	2.3%	3.1%	3.4%
Total nonperforming assets as a percentage to total assets	1.0%	1.4%	2.0%	2.4%	2.5%

Total nonperforming loans were 1.3% and 1.7% of total outstanding loans as of December 31, 2020 and 2019, respectively. The majority of the decrease in nonaccrual loans from 2020 to 2019 came in the “commercial mortgage and farmland” categories. Nonaccrual loans in these categories decreased by $344 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2020 and 2019, interest income recognized on loans in nonaccrual status was approximately $46 thousand and $47 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $210 thousand and $196 thousand, respectively for the years ended December 31, 2020 and 2019.

Restructured loans represent troubled debt restructurings (“TDRs”) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2019 to 2020 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

There were no foreclosed assets in 2020 and 2019.  More information on nonperforming assets and loan modifications in response to COVID-19 can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in the company’s 2020 Annual Report.

Management’s Discussion and Analysis

As of December 31, 2020 and 2019 we had loans with a current principal balance of $15.1 million and $7.4 million rated “Watch” or “Special Mention”.  The increase was due primarily to loan risk rating reclassifications as a result of loans that had a COVID-19 loan deferment.  The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating.  Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”.  Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of December 31, 2020, potential problem loans classified as substandard totaled $11.9 million compared to $13.4 million at December 31, 2019.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned.  As of December 31, 2020 loans past due 30-89 days and still accruing totaled $622 thousand compared to $1.1 million at December 31, 2019.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2020 totaled $4.0 million, or 0.61% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses at December 31, 2020 was approximately 0.74% of total loans, compared to 0.68% at December 31, 2019. Management’s estimate of probable credit losses inherent in the acquired Great State loan portfolio was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans in addition to the previously acquired loan portfolio from the merger with Cardinal Bankshares Corporation.  As of December 31, 2020 and 2019, the remaining unaccreted discount on the acquired loan portfolios totaled $2.0 million and $3.2 million, respectively. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

To quantify the specific elements of the allowance for loan losses, the Bank begins by establishing a specific reserve for larger-balance, non-homogeneous loans, which have been identified as being impaired. This reserve is determined by comparing the principal balance of the loan with the net present value of the future anticipated cash flows or the fair market value of the related collateral. If the impaired loan is collateral dependent, then any excess in the recorded investment in the loan over the fair value of the collateral that is identified as uncollectible in the near term is charged off against the allowance for loan losses at that time. The bank also collectively evaluates for impairment smaller-balance TDRs. The specific component of the allowance for smaller-balance TDR loans is calculated on a pooled basis considering historical experience adjusted for qualitative factors. The bank then reviews certain loans in the portfolio and assigns grades to loans which have been reviewed. Loans which are adversely classified are given a specific allowance based on the historical loss experience of similar type loans in each adverse grade with further adjustments for external factors. The remaining portfolio is segregated into loan pools consistent with regulatory guidelines. An allocation is then made to the reserve for these loan pools based on the bank’s historical loss experience with further adjustments for external factors. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

Management’s Discussion and Analysis

The provision for loan losses, net charge-offs, and the resulting allowance for loan losses, are detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

Table 13. Analysis of the Allowance for Loan Losses (dollars in thousands)

	2020	2019	2018	2017	2016

Allowance for loan losses, beginning	$3,893	$3,495	$3,453	$3,420	$3,418
Provision for (reduction of) loan losses, added	1,189	655	325	217	(5)
Charge-offs:
Commercial and agricultural	(37)	(77)	(23)	(27)	(19)
Real estate – construction	(8)	-	(20)	(33)	(20)
Real estate – mortgage	(109)	(109)	(259)	(182)	(105)
Consumer and other	(148)	(212)	(175)	(76)	(70)
Recoveries:
Commercial and agricultural	6	10	9	33	8
Real estate – construction	4	-	-	56	98
Real estate – mortgage	76	77	147	23	81
Consumer and other	34	54	38	22	34
Net (charge-offs) recoveries	(182)	(257)	(283)	(184)	7
Allowance for loan losses, ending	$4,900	$3,893	$3,495	$3,453	$3,420

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.05%	0.06%	0.04%	0.00%

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2020		December 31, 2019		December 31, 2018
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$293	5.07%	$211	5.69%	$281	6.99%
SBA-PPP	-	7.70%	-	-%	-	-%
Real estate – construction	499	6.93%	305	6.95%	246	6.23%
Real estate – mortgage	3,994	77.74%	3,233	83.92%	2,874	82.99%
Consumer and other	114	2.56%	144	3.44%	94	3.79%
Total	$4,900	100.00%	$3,893	100.00%	$3,495	100.00%

	December 31, 2017		December 31, 2016
Balance at the end of the period applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$282	6.04%	$210	6.33%
SBA-PPP	-	-%	-	-%
Real estate – construction	239	6.00%	319	6.42%
Real estate – mortgage	2,852	84.29%	2,783	84.78%
Consumer and other	80	3.67%	108	2.47%
Total	$3,453	100.00%	$3,420	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2020 and 2019 is as follows:

	2020	2019

Commitments to extend credit	$111,778	$95,190
Standby letters of credit	1,260	1,313
	$113,038	$96,503

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 15.0% at December 31, 2020 compared to 9.9% at December 31, 2019. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2020. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2020 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2020 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$84,863	$-	$-	$-	$84,863
Federal funds sold	817	-	-	-	817
Investments	1,987	1,322	4,957	25,241	33,507
Loans	111,875	52,275	380,248	119,697	664,095
Total	$199,542	$53,597	$385,205	$144,938	$783,282

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$106,333	$-	$-	$-	$106,333
Money market	65,040	-	-	-	65,040
Savings	157,884	-	-	-	157,884
Time deposits	27,537	85,317	81,565	-	194,419
Borrowings	-	-	-	10,000	10,000
Total	$356,794	$85,317	$81,565	$10,000	$533,676

Interest sensitivity gap	$(157,252)	$(31,720)	$303,640	$134,938	$249,606
Cumulative interest sensitivity gap	$(157,252)	$(188,972)	$114,668	$249,606	$249,606
Ratio of sensitivity gap to total earning assets	-20.1%	-4.0%	38.8%	17.2%	31.9%
Cumulative ratio of sensitivity gap to total earning assets	-20.1%	-24.1%	14.6%	31.9%	31.9%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2020.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income:

Net interest income	$27,450	$27,344	$27,257	$27,428	$27,750	$28,225	$28,789
Change	$22	$(84)	$(171)	$-	$322	$797	$1,361
Change percentage	0.08%	-0.31%	-0.62%		1.17%	2.91%	4.96%

Market Value of Equity	$143,221	$120,322	$100,699	$103,395	$107,985	$113,365	$117,768

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

Table 17. Key Financial Ratios

	2020	2019	2018

Return on average assets	0.75%	1.05%	0.75%
Return on average equity	7.06%	9.10%	7.02%
Dividend payout ratio	26.96%	20.74%	24.81%
Average equity to average assets	10.60%	11.51%	10.66%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Parkway Acquisition Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 5 and Note 6 to the Company’s financial statements, the Company’s loan portfolio and associated allowance for loan losses (the “Allowance”) totaled $664.1 million and $4.9 million, respectively, at December 31, 2020. As described in Note 1 and Note 6 to the financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan losses related to the Company’s loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

Auditing the Company’s Allowance involved a high degree of subjectivity due to the judgment involved in management’s identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

The primary procedures we performed to address this critical audit matter included the following, among others:

●

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.

●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

●	Analytical procedures were performed to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

Goodwill Impairment Evaluation

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance was $3.3 million at December 31, 2020.  The Company conducts periodic impairment analysis on goodwill at least annually or more often as conditions require. In conjunction with the Company’s annual evaluation of goodwill impairment, management performed a quantitative evaluation of goodwill impairment. The Company used a third-party valuation specialist to assist management in performing the impairment evaluation, which includes a quantitative analysis evaluating the estimated fair value of the reporting unit.

We identified management’s goodwill impairment evaluation as a critical audit matter because the methods and underlying assumptions in performing a quantitative test involves high levels of management judgment and in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions.

The primary procedures we performed to address this critical audit matter included the following, among others:

●	We validated completeness and accuracy of the inputs and historical data used in the analysis.
●	We validated the accuracy of the inputs to peer data used in the analysis.
●	We evaluated the reasonableness of the cash flow projections utilized in the discounted cash flow calculations by comparing the forecasts to historical results.
●	We used an internal valuation specialist to evaluate the methodologies and assumptions used by the Company in the fair value analysis.
●	We reviewed the sensitivity analysis of significant assumptions performed by the Company to evaluate changes in the fair value estimate resulting from changes in the assumptions.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 1995.

Charlotte, North Carolina

March 24, 2021

Consolidated Balance Sheets December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Assets

Cash and due from banks	$10,009	$8,388
Interest-bearing deposits with banks	84,863	34,861
Federal funds sold	817	1,138
Investment securities available for sale	33,507	32,881
Restricted equity securities	2,416	2,394
Loans, net of allowance for loan losses of $4,900 at December 31, 2020 and $3,893 at December 31, 2019	659,195	566,460
Cash value of life insurance	18,304	17,855
Properties and equipment, net	26,591	23,437
Accrued interest receivable	2,355	2,072
Core deposit intangible	2,359	3,070
Goodwill	3,257	3,257
Deferred tax assets, net	1,019	985
Other assets	10,695	9,492
	$855,387	$706,290

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$231,852	$165,900
Interest-bearing	523,676	445,311
Total deposits	755,528	611,211

Federal Home Loan Bank Advances	10,000	10,000
Accrued interest payable	124	132
Other liabilities	4,629	3,519
	770,281	624,862

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,045,775 and 6,137,275 issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Surplus	39,740	40,752
Retained earnings	45,887	41,600
Accumulated other comprehensive loss	(521)	(924)
	85,106	81,428
	$855,387	$706,290

See Notes to Consolidated Financial Statements

Consolidated Statements of Income Years ended December 31, 2020 and 2019

(dollars in thousands except share amounts)	2020	2019

Interest income
Loans and fees on loans	$30,770	$29,177
Interest-bearing deposits with banks	214	288
Federal funds sold	3	249
Interest on taxable securities	609	967
Interest on nontaxable securities	21	-
Dividends	127	121
	31,744	30,802
Interest expense
Deposits	3,347	2,852
Interest on borrowings	93	17
	3,440	2,869
Net interest income	28,304	27,933

Provision for loan losses	1,189	655
Net interest income after provision for loan losses	27,115	27,278

Noninterest income
Service charges on deposit accounts	1,441	1,652
Other service charges and fees	2,115	2,004
Net realized gains on securities	315	49
Mortgage origination fees	720	459
Increase in cash value of life insurance	449	442
Other income	257	309
	5,297	4,915
Noninterest expenses
Salaries and employee benefits	14,603	13,245
Occupancy and equipment	3,240	2,953
Foreclosed asset expense, net	2	3
Data processing expense	1,765	1,546
FDIC Assessments	233	50
Advertising	683	603
Bank franchise tax	505	438
Director fees	361	356
Professional fees	462	667
Telephone expense	370	371
Core deposit intangible amortization	711	822
Other expense	2,163	2,204
	25,098	23,258
Income before income taxes	7,314	8,935

Income tax expense	1,445	1,780

Net income	$5,869	$7,155
Basic earnings per share	$0.97	$1.16
Weighted average shares outstanding	6,075,819	6,184,133
Dividends declared per share	$0.26	$0.24

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income Years ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Net Income	$5,869	$7,155

Other comprehensive income

Net change in pension reserve:
Change in pension reserve during the year	(162)	79
Tax related to change in pension reserve	34	(16)

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the year	987	1,290
Tax related to unrealized gains	(207)	(271)
Reclassification of net realized gains during the year	(315)	(49)
Tax related to net realized gains	66	10

Total other comprehensive income	403	1,043

Total comprehensive income	$6,272	$8,198

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2020 and 2019

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2018	6,213,275	$-	$41,660	$35,929	$(1,967)	$75,622

Net income	-	-	-	7,155	-	7,155
Other comprehensive income	-	-	-	-	1,043	1,043
Dividends paid ($0.24 per share)	-	-	-	(1,484)	-	(1,484)
Common stock repurchased	(76,000)	-	(908)	-	-	(908)

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	5,869	-	5,869
Other comprehensive income	-	-	-	-	403	403
Dividends paid ($0.26 per share)	-	-	-	(1,582)	-	(1,582)
Common stock repurchased	(91,500)	-	(1,012)	-	-	(1,012)

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows Years ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Cash flows from operating activities
Net income	$5,869	$7,155
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,364	1,224
Amortization of core deposit intangible	711	822
Accretion of loan discount and deposit premium, net	(1,388)	(2,175)
Provision for loan loss	1,189	655
Deferred income taxes	(141)	591
Net realized gains on securities	(315)	(49)
Accretion of discount on securities, net of amortization of premiums	268	411
Deferred compensation	(3)	(10)
Gains on sale of properties and equipment	-	(122)
Changes in assets and liabilities:
Cash value of life insurance	(449)	(442)
Accrued interest receivable	(283)	12
Other assets	(1,413)	1,206
Accrued interest payable	(8)	43
Other liabilities	1,161	95
Net cash provided by operating activities	6,562	9,416

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(17,990)	(1,037)
Sales	10,739	8,914
Maturities/calls/paydowns	7,344	5,548
Purchases of restricted equity securities	(22)	(341)
Net increase in loans	(92,725)	(32,354)
Proceeds from the sale of foreclosed assets	-	753
Purchases of property and equipment, net of sales	(4,518)	(3,854)
Net cash used in investing activities	(97,172)	(22,371)

Cash flows from financing activities
Net increase in deposits	144,506	9,727
Net change in Federal Home Loan Bank advances	-	10,000
Common stock repurchased	(1,012)	(908)
Dividends paid	(1,582)	(1,484)
Net cash provided by financing activities	141,912	17,335
Net increase in cash and cash equivalents	51,302	4,380

Cash and cash equivalents, beginning	44,387	40,007
Cash and cash equivalents, ending	$95,689	$44,387

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows Years ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Supplemental disclosure of cash flow information
Interest paid	$3,448	$2,826
Taxes paid	$1,873	$850

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$531	$980
Effect on equity of change in unfunded pension liability	$(128)	$63
Right-of-use assets obtained in exchange for new operating lease liabilities	$68	$729

Business combinations
Goodwill recorded	$-	$59

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-four full-service banking offices and two loan production offices. As an Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

Securities Held to Maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. The Company does not currently hold any securities classified as held to maturity.

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

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including our market area.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 Allowance for Loan Losses and Impaired Loans for more information.

Paycheck Protection Program - The CARES Act established the Small Business Administration Paycheck Protection Program (“SBA-PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020 the Consolidated Appropriations Act (“CAA”), 2021 was signed into law. The CAA provides several amendments to the SBA-PPP, including additional funding for first and second draws of SBA-PPP loans up to March 31, 2021. The Company is a participant in the SBA-PPP. See Note 4 Loans Receivable for more information.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Operating, Accounting and Reporting Considerations related to COVID-19, continued

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 5 Allowance for Loan Losses and Impaired Loans for more information.

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferrals. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involve principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the Consolidated Appropriations Act (“CAA”), 2021, which was signed into law on December 27, 2020. Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company does not account for such loan modifications as TDRs.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Small Business Administration Paycheck Protection Program

The SBA-PPP is one of the centerpieces of the CARES Act, which was passed on March 27, 2020 in response to the outbreak of COVID-19 and was supplemented with subsequent legislation. Overseen by the U.S. Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans.

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

Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the straight-line method.

The allowance for loan losses for SBA-PPP loans originated during 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Pension Plan

Prior to the Cardinal merger, both Grayson National Bank (“Grayson”) and Bank of Floyd (“Floyd”) had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both Grayson and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. Grayson’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation. Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected July 1 as the date to perform the annual impairment test. The annual impairment test was performed for July 1, 2020, with no impairment found on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Cash Value of Life Insurance

The Bank is owner and beneficiary of life insurance policies on certain current and former employees and directors. The Company records these policies in the consolidated balance sheets at cash surrender value, with changes recorded in noninterest income in the consolidated statements of income.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

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

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.  The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.  Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.  In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

Credit and Debit Card Fees - Credit and debit card fees are primarily comprised of interchange fee income and merchant services income.  Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard.  Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.  The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.  Fees for these services for the years ended December 31, 2020 and 2019 amounted to $377 thousand and $386 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales.  The Company acts as an intermediary between the Company’s customer and the insurance carrier.  The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy.  Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue.  Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments.  Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation.  The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value.  Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.  For the years ended December 31, 2020 and 2019 the Company received $35 thousand and $62 thousand, respectively in income from these services.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Leases

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018, includ‐ing interim periods within those fiscal years.

Effective January 1, 2019, we adopted the guidance using the modified retrospective method and practical expedients for transition.  The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees.  We have performed an evaluation of our leasing contracts and activities.  We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.  There was not a material change to the timing of expense recognition.  See additional discussion of leases in Note 8 to the consolidated financial statements.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2020 and 2019 amounted to $683 thousand and $603 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2020 and 2019, there were no dilutive instruments.

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2018	$(929)	$(1,038)	$(1,967)
Other comprehensive income before reclassifications	1,019	63	1,082
Amounts reclassified from accumulated other comprehensive loss	(39)	-	(39)
Balance, December 31, 2019	$51	$(975)	$(924)

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income (loss) before Reclassifications	780	(128)	652
Amounts reclassified from accumulated other comprehensive loss	(249)	-	(249)
Balance, December 31, 2020	$582	$(1,103)	$(521)

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

In October 2020, the FASB updated various Topics of the ASC to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In October 2020, the FASB issued amendments to clarify the ASC and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. At December 31, 2020 and 2019, the required reserve was met by the Bank’s vault cash and no daily average cash reserve requirement was required.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2020
Available for sale:
Mortgage-backed securities	$15,212	$472	$-	$15,684
Corporate securities	1,500	-	-	1,500
State and municipal securities	16,059	295	(31)	16,323
	$32,771	$767	$(31)	$33,507
2019
Available for sale:
Mortgage-backed securities	$19,540	$61	$(97)	$19,504
Corporate securities	1,500	-	(67)	1,433
State and municipal securities	11,777	168	(1)	11,944
	$32,817	$229	$(165)	$32,881

Restricted equity securities were $2.4 million at December 31, 2020 and 2019. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Available for sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Corporate securities	-	-	-	-	-	-
State and municipal securities	3,694	(31)	-	-	3,694	(31)
Total securities available for sale	$3,694	$(31)	$-	$-	$3,694	$(31)

2019
Available for sale:
Mortgage-backed securities	$8,625	$(97)	$-	$-	$8,625	$(97)
Corporate securities	-	-	1,433	(67)	1,433	(67)
State and municipal securities	1,010	(1)	-	-	1,010	(1)
Total securities available for sale	$9,635	$(98)	$1,433	$(67)	$11,068	$(165)

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

At December 31, 2020, 3 debt securities with unrealized losses had depreciated 0.83 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2020. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $10.7 and $8.9 million for the years ended December 31, 2020 and 2019, respectively. Proceeds from called securities totaled $3.2 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2020	2019

Realized gains	$315	$92
Realized losses	-	(43)
	$315	$49

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

The scheduled maturities of securities available for sale at December 31, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,747	$1,756
Due after one year through five years	6,358	6,457
Due after five years through ten years	10,243	10,554
Due after ten years	14,423	14,740
	$32,771	$33,507

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $14.1 million and $15.5 million at December 31, 2020 and 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Construction & development	$46,053	$39,649
Farmland	32,449	34,166
Residential	279,893	253,674
Commercial mortgage	203,886	190,817
Commercial & agricultural	33,663	32,426
SBA-PPP	51,118	-
Consumer & other	17,033	19,621
Total loans	664,095	570,353
Allowance for loan losses	(4,900)	(3,893)
Loans, net of allowance for loan losses	$659,195	$566,460

As of December 31, 2020 and 2019, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

Small Business Administration Paycheck Protection Program

The Bank participated in the SBA-PPP and originated loans totaling $81.9 million, with $3.25 million of processing fees received from the SBA through December 31, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. As of December 31, 2020, $29.3 million in SBA-PPP loan balances had been forgiven or paid off. Contractual interest earned on SBA-PPP loans totaled $527 thousand, while net fees recognized totaled $1.7 million. Gross SBA-PPP loans totaling $52.5 million with net deferred fees of $1.4 million remained on the balance sheet at December 31, 2020. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of December 31, 2020 by SBA tier is as follows:

(dollars in thousands)
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.20%	$7,267	14.22%
Over $350,000 to less than $2 million	18	1.78%	11,693	22.87%
Up to $350,000	988	98.02%	32,158	62.91%
Total	1,008	100.00%	$51,118	100.00%

A summary of our SBA-PPP loans as of December 31, 2020 by industry is as follows:

(dollars in thousands)
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	74	7.34%	$14,327	28.03%
Retail Trade	134	13.29%	5,247	10.26%
Construction	127	12.60%	3,577	7.00%
Health Care & Social Assistance	73	7.24%	3,550	6.94%
Accommodation & Retail Services	91	9.03%	3,705	7.25%
Educational Services	7	0.70%	4,825	9.44%
General & Other	502	49.80%	15,887	31.08%
Total	1,008	100.00%	$51,118	100.00%

Notes to Consolidated Financial Statements

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2020 and December 31, 2019:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2020
Allowance for loan losses:
Beginning Balance	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	(8)	-	(48)	(61)	(37)	(148)	(302)
Recoveries	4	-	11	65	6	34	120
Provision	198	(81)	382	493	113	84	1,189
Ending Balance	$499	$406	$2,167	$1,421	$293	$114	$4,900

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$499	$406	$2,167	$1,421	$293	$114	$4,900

Loans outstanding:
Ending Balance	$46,053	$32,449	$279,893	$203,886	$33,663	$17,033	$612,977
Ending balance: individually evaluated for impairment	$-	$2,580	$-	$-	$-	$-	$2,580
Ending balance: collectively evaluated for impairment	$46,053	$29,869	$279,751	$203,773	$33,567	$17,033	$610,046
Ending balance: purchased credit impaired loans	$-	$-	$142	$113	$96	$-	$351

December 31, 2019
Allowance for loan losses:
Beginning Balance	$246	$385	$1,807	$682	$281	$94	$3,495
Charge-offs	-	(13)	(55)	(41)	(77)	(212)	(398)
Recoveries	-	-	8	69	10	54	141
Provision	59	115	62	214	(3)	208	655
Ending Balance	$305	$487	$1,822	$924	$211	$144	$3,893

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$305	$487	$1,822	$924	$211	$144	$3,893

Loans outstanding:
Ending Balance	$39,649	$34,166	$253,674	$190,817	$32,426	$19,621	$570,353
Ending balance: individually evaluated for impairment	$-	$3,240	$909	$-	$-	$-	$4,149
Ending balance: collectively evaluated for impairment	$39,649	$30,926	$252,615	$190,496	$32,280	$19,621	$565,587
Ending balance: purchased credit impaired loans	$-	$-	$150	$321	$146	$-	$617

As of December 31, 2020 and December 31, 2019, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2020 and December 31, 2019, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2020 and December 31, 2019:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

December 31, 2020
Real Estate Secured:
Construction & development	$44,909	$427	$122	$595	$46,053
Farmland	25,607	419	496	5,927	32,449
Residential	277,811	659	-	1,423	279,893
Commercial mortgage	188,156	8,692	3,647	3,391	203,886
Non-Real Estate Secured:
Commercial & agricultural	32,467	468	161	567	33,663
SBA-PPP	51,118	-	-	-	51,118
Consumer & other	17,028	-	-	5	17,033
Total	$637,096	$10,665	$4,426	$11,908	$664,095

December 31, 2019
Real Estate Secured:
Construction & development	$38,945	$557	$-	$147	$39,649
Farmland	25,534	1,494	673	6,465	34,166
Residential	250,978	538	176	1,982	253,674
Commercial mortgage	183,141	2,403	930	4,343	190,817
Non-Real Estate Secured:
Commercial & agricultural	31,308	541	103	474	32,426
Consumer & other	19,614	-	-	7	19,621
Total	$549,520	$5,533	$1,882	$13,418	$570,353

Notes to Consolidated Financial Statements

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2020 and December 31, 2019:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

December 31, 2020
Real Estate Secured:
Construction & development	$71	$-	$-	$71	$45,982	$46,053	$-	$11
Farmland	100	-	914	1,014	31,435	32,449	-	3,937
Residential	386	29	240	655	279,238	279,893	-	557
Commercial mortgage	-	-	24	24	203,862	203,886	-	109
Non-Real Estate Secured:
Commercial & agricultural	14	15	155	184	33,479	33,663	-	189
SBA-PPP	-	-	-	-	51,118	51,118	-	-
Consumer & other	7	-	-	7	17,026	17,033	-	-
Total	$578	$44	$1,333	$1,955	$662,140	$664,095	$-	$4,803

December 31, 2019
Real Estate Secured:
Construction & development	$-	$-	$10	$10	$39,639	$39,649	$-	$10
Farmland	893	-	971	1,864	32,302	34,166	-	4,192
Residential	292	48	365	705	252,969	253,674	-	412
Commercial mortgage	185	-	-	185	190,632	190,817	-	198
Non-Real Estate Secured:
Commercial & agricultural	135	8	163	306	32,120	32,426	-	165
Consumer & other	2	6	2	10	19,611	19,621	-	2
Total	$1,507	$62	$1,511	$3,080	$567,273	$570,353	$-	$4,979

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2020 and December 31, 2019, respectively, the recorded investment in impaired loans totaled $6.2 million and $7.8 million. The total amount of collateral-dependent impaired loans at December 31, 2020 and December 31, 2019, respectively, was $2.6 million and $2.9 million. As of December 31, 2020 and December 31, 2019, respectively, $2.6 million and $4.1 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.9 million and $4.8 million in troubled debt restructured loans included in impaired loans at December 31, 2020 and December 31, 2019, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2020 and December 31, 2019, respectively, $3.6 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $192 thousand and $174 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2020 and December 31, 2019:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2020
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	2,580	3,151	-	2,731	18
Residential	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	2,580	3,151	-	2,731	18

With an allowance recorded:
Construction & development	501	501	27	522	31
Farmland	127	144	2	375	11
Residential	2,906	3,082	159	4,057	222
Commercial mortgage	8	53	1	10	3
Commercial & agricultural	46	46	3	49	3
Consumer & other	1	1	-	2	-
Subtotal	3,589	3,827	192	5,015	270

Totals:
Construction & development	501	501	27	522	31
Farmland	2,707	3,295	2	3,106	29
Residential	2,906	3,082	159	4,057	222
Commercial mortgage	8	53	1	10	3
Commercial & agricultural	46	46	3	49	3
Consumer & other	1	1	-	2	-
Total	$6,169	$6,978	$192	$7,746	$288

[1]	Recorded investment is the loan balance, net of any charge-offs

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2019
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	3,240	3,240	-	3,505	25
Residential	909	909	-	921	40
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	4,149	4,149	-	4,426	65

With an allowance recorded:
Construction & development	72	72	3	76	6
Farmland	150	150	2	1,545	70
Residential	3,345	3,495	166	4,161	225
Commercial mortgage	11	56	1	268	11
Commercial & agricultural	31	31	1	34	2
Consumer & other	3	3	1	4	-
Subtotal	3,612	3,807	174	6,088	314

Totals:
Construction & development	72	72	3	76	6
Farmland	3,390	3,390	2	5,050	95
Residential	4,254	4,404	166	5,082	265
Commercial mortgage	11	56	1	268	11
Commercial & agricultural	31	31	1	34	2
Consumer & other	3	3	1	4	-
Total	$7,761	$7,956	$174	$10,514	$379

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2020 and December 31, 2019:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of	Pre- modification outstanding recorded	Post- modification outstanding recorded	Number of	Pre- modification outstanding recorded	Post- modification outstanding recorded
	contracts	investment	investment	contracts	investment	investment

December 31, 2020
Construction & development	3	$471	$459	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	46	50	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	1	20	19	-	-	-
Consumer & other	-	-	-	-	-	-
Total	5	$537	$528	-	$-	$-

During the twelve months ended December 31, 2020, five loans were modified that were considered to be a TDRs. Term concessions were granted on all the loans and one loan had additional funds advanced for property taxes. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2020.

(1) Loans past due 30 days or more are considered to be in default.

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of	Pre- modification outstanding recorded	Post- modification outstanding recorded	Number of	Pre- modification outstanding recorded	Post- modification outstanding recorded
	contracts	investment	investment	contracts	investment	investment

December 31, 2019
Construction & development	1	$9	$11	-	$-	$-
Farmland	1	38	37	-	-	-
Residential	1	117	128	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$164	$176	-	$-	$-

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the forbearance period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provide that modifications made in response to COVID-19 to borrowers who qualify are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such qualifying as TDRs.  See Note 1 Organization and Summary of Significant Accounting Policies for more information.

The Bank began receiving requests for loan deferments on March 23, 2020. During 2020, the Bank approved approximately 250 requests for loan payment deferment of approximately $64.9 million in loans. As of December 31, 2020, 18 loans with total outstanding balances of $9.0 million remained in deferment status. A breakdown of the loans with deferments as of December 31, 2020 is as follows:

(dollars in thousands)

Classification	# of Loans	Balance

Commercial Loans w/ First Deferment
Construction	1	$47

Commercial Loans w/ Second Deferment
Accommodation & Retail Services	1	752
Construction	1	36
Agriculture	2	603
Real Estate Rental	2	2,146

Commercial Loans w/ Third Deferment
Accommodation & Retail Services	2	4,438
Manufacturing	1	153

Consumer Loans w/ First Deferment	7	782

Consumer Loans w/ Second Deferment	1	52
Total	18	$9,009

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	2020	2019

Residential	$142	$150
Commercial mortgage	113	321
Commercial & agricultural	96	146
Outstanding balance	$351	$617

Carrying amount	$351	$617

There was no accretable yield on purchased credit impaired loans for the periods presented.

There were no purchased credit impaired loans acquired during the year ended December 31, 2020 and during the year ended December 31, 2019. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2020 and 2019, are as follows:

(dollars in thousands)	2020	2019

Land	$7,963	$5,660
Buildings and improvements	20,620	19,439
Furniture and equipment	13,516	12,482
	42,099	37,581

Less accumulated depreciation	(15,508)	(14,144)
	$26,591	$23,437

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $1.4 million and $1.2 million, respectively.

Note 7. Goodwill and Intangible Assets

The change in goodwill during the years ended December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019

Beginning of year	$3,257	$3,198
Measurement period adjustment	-	59
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019

Balance at beginning of year, net	$3,070	$3,892
Amortization expense	(711)	(822)
Net book value	$2,359	$3,070

Notes to Consolidated Financial Statements

Note 8. Leases

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

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. For our incremental borrowing rate, we used the Federal Home Loan Bank rate available at the time of lease inception. The right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right-of-use assets are included in other assets and the lease liabilities are included in other liabilities. The following tables present information about leases:

(dollars in thousands)	2020	2019

Lease liabilities	$680	$729
Right-of-use assets	$680	$729
Weighted average remaining lease term (years)	7.10	8.06
Weighted average discount rate	2.45%	2.39%

(dollars in thousands)	2020	2019

Lease Expense
Operating lease expense	$147	$73
Short-term lease expense	34	97
Total lease expense	$181	$170

Cash paid for amounts included in lease liabilities	$147	$73

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2021	150
Twelve months ending December 31, 2022	119
Twelve months ending December 31, 2023	79
Twelve months ending December 31, 2024	68
Twelve months ending December 31, 2025	72
Thereafter	258
Total undiscounted cash flows	$746
Less discount	(66)
Lease liabilities	$680

Notes to Consolidated Financial Statements

Note 9. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2020 and 2019 was $37.0 million, and $38.7 million, respectively. At December 31, 2020, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2021	$112,854
2022	36,784
2023	15,380
2024	10,782
2025	18,619
After Five Years	-
Total	$194,419

Note 10. Short-Term Debt

At December 31, 2020 and 2019 the Bank had no debt outstanding classified as short-term.

At December 31, 2020, the Bank had established unsecured lines of credit of approximately $53.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $194.2 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At December 31, 2020 and 2019, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB. The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on March 6, 2021. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

Notes to Consolidated Financial Statements

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2020 and 2019 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020

Financial Instruments – Assets
Net Loans	$659,195	$653,454	$-	$653,255	$199

Financial Instruments – Liabilities
Time Deposits	194,419	196,522	-	196,522	-
FHLB Advances	10,000	9,765	9,765	-	-

December 31, 2019

Financial Instruments – Assets
Net Loans	$566,460	$557,054	$-	$556,851	$203

Financial Instruments – Liabilities
Time Deposits	191,988	192,365	-	192,365	-
FHLB Advances	10,000	10,021	10,021	-	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2020, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2020 or 2019.

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the foreclosed asset as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no foreclosed assets held as of December 31, 2020 or 2019.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2020
Investment securities available for sale
Mortgage-backed securities	$15,684	$-	$15,684	$-
Corporate securities	1,500	-	1,500	-
State and municipal securities	16,323	-	16,323	-
Total assets at fair value	$33,507	$-	$33,507	$-

December 31, 2019
Investment securities available for sale
Mortgage-backed securities	$19,504	$-	$19,504	$-
Corporate securities	1,433	-	1,433	-
State and municipal securities	11,944	-	11,944	-
Total assets at fair value	$32,881	$-	$32,881	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2020 or 2019. There were no significant transfers between levels during the years ended December 31, 2020 or 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2020 or 2019. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2020
Impaired loans	$199	$-	$-	$199
Total assets at fair value	$199	$-	$-	$199

December 31, 2019
Impaired loans	$203	$-	$-	$203
Total assets at fair value	$203	$-	$-	$203

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$199	$203	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Foreclosed Assets	$-	$-	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Note 13. Employee Benefit Plans

Prior to the merger, both Grayson and Floyd had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both Grayson and Floyd plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger. A summary of each plan follows:

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2020	2019

Change in benefit obligation
Benefit obligation at beginning of year	$5,222	$4,493
Interest cost	163	182
Actuarial loss	723	827
Benefits paid	(25)	(267)
Settlement gain	-	(13)
Benefit obligation at end of year	6,083	5,222
Change in plan assets
Fair value of plan assets at beginning of year	9,157	8,092
Actual return on plan assets	1,159	1,332
Benefits paid	(25)	(267)
Fair value of plan assets at end of year	10,291	9,157
Funded status at the end of the year	$4,208	$3,935

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2020	2019

Amounts recognized in the Balance Sheet
Plan benefit cost	$5,604	$5,169
Unrecognized net actuarial loss	(1,396)	(1,234)
Amount recognized in other assets	$4,208	$3,935

Amounts recognized in accumulated comprehensive loss
Unrecognized net actuarial loss	$(1,396)	$(1,234)
Deferred taxes	293	259
Amount recognized in accumulated comprehensive loss, net	$(1,103)	$(975)

Prepaid benefit detail
Benefit obligation	$(6,083)	$(5,222)
Fair value of assets	10,291	9,157
Unrecognized net actuarial loss	1,396	1,234
Prepaid benefit cost	5,604	5,169

Components of net periodic pension cost
Interest cost	$163	$182
Expected return on plan assets	(626)	(551)
Recognized net loss due to settlement	-	71
Recognized net actuarial loss	28	41
Net periodic benefit expense	(435)	(257)

Additional disclosure information
Accumulated benefit obligation	$6,083	$5,222
Vested benefit obligation	$6,083	$5,222
Discount rate used for net periodic pension cost	3.25%	4.25%
Discount rate used for disclosure	2.50%	3.25%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	10	11

Using the same fair value hierarchy described in Note 12, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2020
Mutual funds – equities	$5,454	$5,454	$-	$-
Mutual funds – fixed income	4,837	4,837	-	-
Total assets at fair value	$10,291	$10,291	$-	$-

December 31, 2019
Mutual funds – equities	$4,749	$4,749	$-	$-
Mutual funds – fixed income	4,408	4,408	-	-
Total assets at fair value	$9,157	$9,157	$-	$-

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2021	$767
2022	248
2023	1,299
2024	458
2025	69
2026	–	2030	1,973
$4,814

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2020 and there is no required contribution for 2021. Based on this we do not anticipate making a contribution to the plan in 2021.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2020 and 2019, by asset category are as follows:

	2020	2019

Mutual funds – fixed income	47%	48%
Mutual funds – equity	53%	52%
Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2020 Valuation	2019 Valuation
Source	Report	Report

Bank of Floyd Plan	101.27%	103.97%

Employer Contributions

Plan expenses paid by the Company totaled approximately $63 thousand and $64 thousand for the years ended December 31, 2020 and 2019, respectively.

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $450 thousand and $492 thousand related to the defined contribution plan for the years ended December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements

Note 14. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $37,200 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $162 thousand and $209 thousand at December 31, 2020 and 2019, respectively. Expense charged against income and included in salary and benefits expense was $14 thousand and $18 thousand in 2020 and 2019, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017. The plans provide for annual payments ranging from $12,875 to $80,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $307 thousand and $222 thousand at December 31, 2020 and 2019, respectively. Expense charged against income and included in salary and benefits expense was $85 thousand and $79 thousand in 2020 and 2019, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $688 thousand and $728 thousand at December 31, 2020 and 2019, respectively. Charges to income amounted to approximately $28 thousand and $29 thousand for 2020 and 2019, respectively. These plans are unfunded, however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Note 15. Share-Based Compensation

The Parkway Acquisition Corp. 2020 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020 (the “Effective Date”). The Plan permits the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, and Stock Awards to Key Employees of the Company or its Subsidiaries and the grant of Nonqualified Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, and Stock Awards to Non-Employee Directors of the Company or its Subsidiaries.

The purpose of the Plan is to promote the success of the Company and its subsidiaries by providing incentives to Key Employees and Non-Employee Directors that will promote the identification of their personal interests with the long-term financial success of the Company and with growth in shareholder value, consistent with the Company’s risk management practices. The Plan is designed to provide flexibility to the Company, including its Subsidiaries, in its ability to attract, retain the services of, and motivate Key Employees and Non-Employee Directors upon whose judgment, interest, and special effort the successful conduct of its operation is largely dependent.

The Plan was effective on the Effective Date, and no Award may be granted under the plan after March 16, 2030. Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Plan. The maximum aggregate number of shares that may be issued pursuant to Awards made under the Plan shall not exceed 300,000 shares of common stock. No Awards were issued or exercised in 2020 and there were no Awards outstanding at December 31, 2020.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2020	2019

Current	$1,586	$1,189
Deferred	(141)	591
	$1,445	$1,780

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

(dollars in thousands)	2020	2019

Tax at statutory federal rate	$1,536	$1,877
Tax exempt interest income	(47)	(52)
Tax exempt insurance income	(94)	(92)
State income tax, net of federal benefit	35	48
Other	15	(1)
	$1,445	$1,780

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2020 and 2019 are summarized as follows:

(dollars in thousands)	2020	2019

Deferred tax assets
Allowance for loan losses	$1,054	$838
Acquired loan credit mark	425	684
Deferred compensation	302	315
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	47	47
Minimum pension liability	293	259
Net operating loss carryforward	1,555	1,666
Nonaccrual interest income	484	445
Purchase accounting adjustments	1	1
Other	57	103
	$4,218	$4,358
Deferred tax liabilities
Deferred loan origination costs	91	365
Core deposit intangible	507	661
Accrued pension costs	1,206	1,113
Depreciation	1,239	1,059
Merger expenses	-	161
Net unrealized gains on securities available for sale	155	14
Accretion of discount on investment securities, net	1	-
	$3,199	$3,373
Net deferred tax asset	$1,019	$985

Notes to Consolidated Financial Statements

Note 16. Income Taxes, continued

In March of 2020, the CARES Act was enacted and made significant changes to federal tax laws, including certain changes that were retroactive to the December 31, 2019 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects were recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2017 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2020 and 2019. The net operating loss of approximately $7.4 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

Aggregate 2020 and 2019 loan transactions with related parties were as follows:

(dollars in thousands)	2020	2019

Balance, beginning	$6,969	$7,549
New loans	10,501	2,053
Repayments	(5,043)	(2,735)
Change in relationship	-	102
Balance, ending	$12,427	$6,969

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $18.9 million, and $8.6 million at December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019

Commitments to extend credit	$111,778	$95,190
Standby letters of credit	1,260	1,313
	$113,038	$96,503

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

Notes to Consolidated Financial Statements

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $8.4 million at December 31, 2020. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2020.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 5.10% as of December 31, 2020.

Notes to Consolidated Financial Statements

Note 19. Regulatory Restrictions, continued

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2020 and 2019.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk weighted assets)	$84,176	13.10%	$51,409	8.00%	$64,261	10.00%
Tier 1 Capital (to risk weighted assets)	$79,240	12.33%	$38,557	6.00%	$51,409	8.00%
Common Equity Tier 1 (to risk weighted assets)	$79,240	12.33%	$28,918	4.50%	$41,770	6.50%
Tier 1 Capital (to average total assets)	$79,240	9.50%	$33,354	4.00%	$41,692	5.00%

December 31, 2019
Total Capital (to risk weighted assets)	$78,652	13.53%	$46,499	8.00%	$58,124	10.00%
Tier 1 Capital (to risk weighted assets)	$74,726	12.86%	$34,874	6.00%	$46,499	8.00%
Common Equity Tier 1 (to risk weighted assets)	$74,726	12.86%	$26,156	4.50%	$37,780	6.50%
Tier 1 Capital (to average total assets)	$74,726	10.80%	$27,680	4.00%	$34,599	5.00%

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

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9.00%, less than $10.0 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations and will not be required to report or calculated risk-based capital.  The CBLR rules were temporarily modified in response to COVID-19.  See “Government Supervision and Regulation – CARES Act” in Item 1 of this Annual Report on Form 10-K.

The CBLR framework was available for banks to use in their December 31, 2020, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets

December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Assets
Cash and due from banks	$31	$52
Federal funds sold	-	532
Investment in affiliate bank	84,778	80,587
Other assets	325	326
Total assets	$85,134	$81,497

Liabilities
Other liabilities	$28	$69

Stockholders’ Equity
Common stock	-	-
Surplus	39,740	40,752
Retained earnings	45,887	41,600
Accumulated other comprehensive loss	(521)	(924)
Total stockholders’ equity	85,106	81,428
Total liabilities and stockholders’ equity	$85,134	$81,497

Statements of Income

For the years ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Income
Dividends from affiliate bank	$2,133	$1,484
Federal funds sold	2	3
	2,135	1,487
Expenses
Management and professional fees	51	74
Other expenses	17	5
	68	79
Income before tax benefit and equity in undistributed income of affiliate	2,067	1,408

Federal income tax benefit	14	16

Income before equity in undistributed income of affiliate	2,081	1,424

Equity in undistributed income of affiliate	3,788	5,731
Net income	$5,869	$7,155

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019

Cash flows from operating activities
Net income	$5,869	$7,155
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(3,788)	(5,731)
Change in other assets	1	142
Change in other liabilities	(41)	1
Net cash provided by operating activities	2,041	1,567

Cash flows from financing activities
Common stock repurchased	(1,012)	(908)
Dividends paid	(1,582)	(1,484)
Net cash used by financing activities	(2,594)	(2,392)
Net decrease in cash and cash equivalents	(553)	(825)

Cash and cash equivalents, beginning	584	1,409
Cash and cash equivalents, ending	$31	$584

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

The Bank is participating in the next round of SBA-PPP loans that began in 2021 and has received approval on approximately $32.2 million in funding as of March 19, 2021.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2020, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas M. Jackson, Jr. (63) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015.  Previously he was named a board member for Grayson and Grayson National Bank in 2002 and was elected Chairman in 2012.  Mr. Jackson is a practicing attorney of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia and has a black angus beef farm at his family home place in Wythe County. He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (58) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is the founder and owner of James W. Shortt & Associates, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and corporate and business transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (69) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 49 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (62) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board. He currently serves as Chairman of the Compensation Committee for Parkway. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (55) – Mr. Edwards, President and Chief Executive Officer of Parkway and Skyline National Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of Parkway and Skyline from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards currently serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., as President of the Blue Ridge Discovery Center, and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (70) – Mr. Edwards has been a director of Parkway since its inception in November 2015.  He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards currently serves as the president of the Alleghany County Chamber of Economic Development.  Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also serves on the Board of Directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007.  He is past Chairman of the Virginia-Carolina Water Authority in Independence, VA.

T. Mauyer Gallimore (78) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

Melissa Gentry (56) – Ms. Gentry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Ms. Gentry is the Controller and Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants and retail stores representing approximately $350 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park. Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (79) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (64) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

W. David McNeill (64) – Mr. McNeill has been a director of Parkway since July 2018.  He was one of the Founders of Great State Bank and served on the Board of Directors from 2008 to 2018.  Mr. McNeill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, McNeill Nissan of Wilkesboro and McNeill Chevrolet Buick of Wilkesboro.  He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties the dealerships do business on. Mr. McNeill is a graduate of UNC -Chapel Hill.

Frank A. Stewart (59) – Mr. Stewart has been a director of Parkway since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and most recently to the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is President of Premier Body Armor, LLC of Kings Mountain, NC.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Columbia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration.

John Michael Turman (74) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (53) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., the Vaughan Foundation, and Galax Hope House Ministries, Inc.

Executive Officers Who Are Not Directors

Lori C. Vaught (47) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of Parkway and Skyline National Bank since January 2019, previously served as Controller of Skyline National Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association.

Beth R. Worrell (47) – Ms. Worrell, Executive Vice President and Chief Risk Officer of Skyline National Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts.

Rodney R. Halsey (52) – Mr. Halsey, Executive Vice President and Chief Operations Officer of Skyline National Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation and the Mount Rogers Planning District Loan Fund Board.  He currently serves on the Board of Trustees for Oak Hill Academy and the Wytheville Community College Educational Foundation.  Mr. Halsey graduated from Appalachian State University with a degree in Business Administration.

C. Greg Edwards (63) – Mr. Edwards, Executive Vice President and Regional President, North Carolina for Skyline National Bank, previously served as President and Chief Executive Officer of Great State Bank from 2008 until its acquisition by Skyline National Bank in 2018.  He was a member of the organizing group of Great State Bank and was elected to the board and President & CEO positions at the time the bank incorporated and began operations during July 2008.  He previously served as a senior credit officer for Northwestern National Bank (formerly Wilkes National Bank) from 1994 until that bank was acquired by Integrity Financial Corp. (the parent company of Catawba Valley Bank) in 2002.  Following that transaction, he joined Bank of Granite in April 2003 where he served as Senior Vice President and County Executive in Wilkes County until he joined the Great State Bank organizing group in December 2006.  Mr. Edwards has 40 years of commercial banking experience and served in loan review, credit administration and lending roles prior to the positions above with Southern National Bank, First Union National Bank and Northwestern Bank.

Jonathan L. Kruckow (36) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for Skyline National Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech, the VBA’s School of Bank Management at the University of Virginia, and the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the VBA’s Lending Executives Committee, the VBA’s School of Bank Management Board of Trustees, the Board of Directors for Virginia Title Center, and the Board of Directors of Virginia’s Industrial Advancement Alliance.

Milo L. Cockerham (34) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of Skyline National Bank, joined Skyline National Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 24 retail branch locations. Mr. Cockerham has 12 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a BA in Economics and a BS in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University.  He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

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

The members of the Audit Committee are Frank A. Stewart, Chairman, Melissa Gentry, Vice Chair, Theresa S. Lazo, John Michael Turman, and T. Mauyer Gallimore, each of whom is independent as that term is defined by the Nasdaq Stock Market.

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2020.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and James W. Shortt. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2020.

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

During 2020, Parkway’s shareholders approved the 2020 Equity Incentive Plan, pursuant to which Parkway may issue up to 300,000 shares of common stock in the form of stock options, stock awards, restricted stock units, and stock appreciation rights.

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

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the President and Chief Executive Officer of Parkway, the Executive Vice President and Regional President, Virginia of Skyline National Bank and the Executive Vice President and Chief Risk Officer of Skyline National Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(2)	Total ($)
Blake M. Edwards, Jr. (1)	2020	300,000	57,000	15,407	372,407
President and Chief Executive Officer	2019	285,000	36,000	15,162	336,162
Jonathan L. Kruckow	2020	170,000	22,400	10,000	202,400
Executive Vice President and	2019	160,000	15,500	9,080	184,580
Regional President, Virginia
Beth R. Worrell	2020	170,000	23,100	7,149	200,249
Executive Vice President and Chief Risk Officer

(1)	Mr. Edwards was appointed as President and Chief Executive Officer effective January 1, 2019. Prior to his appointment he served as Senior Executive VP and Chief Financial Officer.
(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

Parkway has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Worrell as described below. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

No stock options or other stock-based awards were granted to any of Parkway’s employees during the fiscal year ended December 31, 2020. In addition, no such options or awards were exercised during the fiscal year ended December 31, 2020 or held at December 31, 2020 by any such employees.

Parkway has not yet issued any awards pursuant to the 2020 Equity Incentive Plan. Parkway anticipates making awards under the plan in 2021, consistent with its goal of promoting the Company’s long-term financial success and growth in shareholder value while further aligning the interests of key employees, directors and shareholders.

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

Change in Control Agreement with Jonathan L. Kruckow

On June 1, 2019, the Company entered into a change in control agreement with Jonathan L. Kruckow, the Company’s Executive Vice President and Regional President, Virginia. On May 19, 2020 the Company amended the change in control agreement to extend the term of such agreement for one year from May 31, 2020 to May 31, 2021.

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

Mr. Kruckow will not be entitled to any compensation or other benefits under his change in control agreement if (a) the Company terminates his employment for “Cause,” (b) he voluntarily terminates his employment for other than “Good Reason,” or (c) his employment terminates or is terminated due to his death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement). Subject to certain limited exceptions provided in the change in control agreement, the Company’s obligation to make severance payments under Mr. Kruckow’s change in control agreement expires on May 31, 2021.

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

Change in Control Agreement with Beth R. Worrell

On June 1, 2019, the Company entered into a change in control agreement with Beth R. Worrell, the Company’s Executive Vice President and Chief Risk Officer. On May 19, 2020 the Company amended the change in control agreement to extend the term of such agreement for one year from May 31, 2020 to May 31, 2021.

Ms. Worrell’s change in control agreement provides that if Ms. Worrell’s employment is terminated by the Company without “Cause” or by her for “Good Reason” within 12 months following a “Change in Control Event” (as those terms are defined in the change in control agreement), the Company will make a severance payment to Ms. Worrell equal to two times her annualized base salary.  Ms. Worrell’s entitlement to the foregoing severance payment is subject to Ms. Worrell’s release and waiver of claims against the Company and her compliance with certain restrictive covenants as provided in the change in control agreement.

Ms. Worrell will not be entitled to any compensation or other benefits under her change in control agreement if (a) the Company terminates her employment for “Cause,” (b) she voluntarily terminates her employment for other than “Good Reason,” or (c) her employment terminates or is terminated due to her death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement). Subject to certain limited exceptions provided in the change in control agreement, the Company’s obligation to make severance payments under Ms. Worrell’s change in control agreement expires on May 31, 2021.

Ms. Worrell’s change in control agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the last day of Ms. Worrell’s employment.

Following any termination of employment or a change in control, the Company’s named executive officers are entitled to certain pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2020. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)
Jacky K. Anderson	28,158
Dr. J. Howard Conduff, Jr.	26,507
Bryan L. Edwards	28,094
T. Mauyer Gallimore	22,063
Melissa Gentry	26,618
Thomas M. Jackson, Jr.	33,582
R. Devereux Jarratt	27,440
Theresa S. Lazo	27,263
W. David McNeill	27,029
James W. Shortt	29,113
Frank A. Stewart	25,471
John Michael Turman	25,341
J. David Vaughan	28,901

The Chairman of the Board receives fees of $1,000 per meeting and a monthly retainer of $400. Effective October 2020, the Vice Chairman of the Board receives fees of $900 per meeting and a monthly retainer of $350. All other directors receive $750 per meeting and a monthly retainer of $300. Additionally, $400 is paid to all directors for each committee meeting attended.

Blake M. Edwards, the Company’s President and Chief Executive Officer and a director of the Company, did not receive any compensation for his services as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 23, 2021 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Parkway Common Stock		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	2,112	(2)
Dr. J. Howard Conduff, Jr.	131,780	(3)	2.18%
Bryan L. Edwards	1,408		*
T. Mauyer Gallimore	8,151	(4)	*
Melissa Gentry	4,500		*
Thomas M. Jackson, Jr.	11,120		*
R. Devereux Jarratt	36,951		*
Theresa S. Lazo	18,079	(5)	*
W. David McNeill	23,516		*
James W. Shortt	4,343	(6)	*
Frank A. Stewart	113,740		1.88%
John Michael Turman	13,279	(7)	*
J. David Vaughan	9,783	(8)	*
Blake M. Edwards, Jr.	1,056		*
Jonathan L. Kruckow	200		*
Beth R. Worrell	200	(9)	*
All of Parkway’s directors, executive officers, and executive officers of Skyline as a group (20 individuals)	408,502		6.77%

(1)	Based on 6,035,775 shares of Parkway common stock outstanding as of March 23, 2021.
(2)	Shares are held jointly with children and former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 3,076 shares owned jointly with his spouse.
(7)	Shares are held jointly with spouse.
(8)	Includes 1,526 shares owned jointly with his children.
(9)	Shares are held jointly with spouse.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 23, 2021, unless otherwise noted, regarding the number of shares of Parkway common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of Parkway’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Joseph Stilwell 111 Broadway, 12th Floor
New York, New York 10006.	306,358	(2)	5.08%

(1)	Based on 6,035,775 shares of Parkway common stock outstanding as of March 23, 2021.
(2)

According to a Schedule 13D filed jointly by Stilwell Value Partners VII, L.P. (“Stilwell Value Partners VII”), Stilwell Activist Fund, L.P. (“Stilwell Activist Fund”), Stilwell Activist Investments, L.P. (“Stilwell Activist Investments”), Stilwell Value LLC, the general partner of Stilwell Value Partners VII, Stilwell Activist Fund, and Stilwell Activist Investments, and Joseph Stilwell, the managing member and owner of Stilwell Value LLC, on May 27, 2020, the group reported that each of Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, Stilwell Value LLC and Joseph Stilwell each have shared voting power and shared dispositive power over 306,358 shares of Parkway common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2020 totaled $12.4 million or 14.60% of Parkway’s equity capital at that date.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2020 and 2019, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $100,000 for 2020 and $104,400 for 2019.

Audit Related Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $2,800 for 2020.  During 2020, these services consisted of the review of the Form S-8. There were no audit related fees in 2019.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $12,150 for 2020 and $16,125 for 2019.  During 2020 and 2019, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2020 or 2019.

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

10.7

Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Jonathan L. Kruckow (attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 24, 2020, and incorporated herein by reference).

10.8	Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Beth R. Worrell.
10.9	Parkway Acquisition Corp. 2020 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on November 13, 2020 and incorporated herein by reference).
10.10	Form of Restricted Stock Award Agreement.
21.1	Subsidiaries of the Company
23.1	Consent of Elliott Davis, PLLC.
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY ACQUISITION CORP.

Date: March 24, 2021	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 24, 2021.

Date: March 24, 2021	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2021	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2021	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 24, 2021	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 24, 2021	By:	/s/ Melissa Gentry
Melissa Gentry Director

Date: March 24, 2021	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 24, 2021	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 24, 2021	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 24, 2021	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 24, 2021	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 24, 2021	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 24, 2021	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 24, 2021	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 24, 2021	By:	/s/ W. David McNeill
W. David McNeill Director

Date: March 24, 2021	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2020 and (ii) our proxy materials for our 2021 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.