Form 10-Q
period 2021-03-31
Parkway Acquisition Corp.
filed 2021-05-17
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The registrant had 6,050,275 shares of Common Stock, no par value per share, outstanding as of May 14, 2021.

PART I         FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(dollars in thousands)	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$10,728	$10,009
Interest-bearing deposits with banks	44,760	84,863
Federal funds sold	751	817
Investment securities available for sale	89,557	33,507
Restricted equity securities	2,209	2,416
Loans, net of allowance for loan losses of $5,051 at March 31, 2021 and $4,900 at December 31, 2020	692,634	659,195
Cash value of life insurance	18,412	18,304
Properties and equipment, net	26,691	26,591
Accrued interest receivable	2,412	2,355
Core deposit intangible	2,195	2,359
Goodwill	3,257	3,257
Deferred tax assets, net	1,828	1,019
Other assets	11,391	10,695
	$906,825	$855,387

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$261,734	$231,852
Interest-bearing	545,526	523,676
Total deposits	807,260	755,528

FHLB advances	10,000	10,000
Accrued interest payable	148	124
Other liabilities	4,720	4,629
	822,128	770,281
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 6,050,275 and 6,045,775 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Surplus	39,631	39,740
Retained earnings	46,949	45,887
Accumulated other comprehensive loss	(1,883)	(521)
	84,697	85,106
	$906,825	$855,387

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2021	2020
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,753	$7,419
Interest-bearing deposits in banks	37	127
Federal funds sold	-	3
Interest on taxable securities	241	171
Interest on nontaxable securities	9	-
Dividends	12	18
	8,052	7,738

Interest expense
Deposits	689	833
Interest on borrowings	20	21
	709	854
Net interest income	7,343	6,884

Provision for loan losses	162	322
Net interest income after provision for loan losses	7,181	6,562

Noninterest income
Service charges on deposit accounts	296	421
Other service charges and fees	606	493
Net realized gains on securities	-	212
Mortgage origination fees	309	129
Increase in cash value of life insurance	108	108
Other income	92	98
	1,411	1,461
Noninterest expenses
Salaries and employee benefits	3,555	3,469
Occupancy and equipment	914	783
Data processing expense	496	416
FDIC Assessments	77	15
Advertising	110	106
Bank franchise tax	126	110
Director fees	60	70
Professional fees	187	142
Telephone expense	105	84
Core deposit intangible amortization	164	193
Other expense	491	541
	6,285	5,929
Net income before income taxes	2,307	2,094

Income tax expense	460	418
Net income	$1,847	$1,676

Net income per share	$0.31	$0.27
Weighted average shares outstanding	6,043,269	6,121,616
Dividends declared per share	$0.13	$0.13

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)

Net Income	$1,847	$1,676

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,724)	163
Tax related to unrealized (gains) losses	362	(34)
Reclassification of net realized gains during the period	-	(212)
Tax related to realized gains	-	44

Total other comprehensive loss	(1,362)	(39)
Total comprehensive income	$485	$1,637

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2021 and 2020 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	1,676	-	1,676
Other comprehensive loss	-	-	-	-	(39)	(39)
Dividends paid ($0.13 per share)	-	-	-	(794)	-	(794)
Common stock repurchased	(70,000)	-	(800)	-	-	(800)

Balance, March 31, 2020	6,067,275	$-	$39,952	$42,482	$(963)	$81,471

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	1,847	-	1,847
Other comprehensive loss	-	-	-	-	(1,362)	(1,362)
Dividends paid ($0.13 per share)	-	-	-	(785)	-	(785)
Restricted stock issued	14,500	-	-	-	-	-
Common stock repurchased	(10,000)	-	(109)	-	-	(109)

Balance, March 31, 2021	6,050,275	$-	$39,631	$46,949	$(1,883)	$84,697

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,847	$1,676
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	369	339
Amortization of core deposit intangible	164	193
Accretion of loan discount and deposit premium, net	(232)	(506)
Provision for loan losses	162	322
Deferred income taxes	(447)	25
Net realized gains on securities	-	(212)
Accretion of discount on securities, net of amortization of premiums	74	75
Deferred compensation	5	(1)
Changes in assets and liabilities:
Cash value of life insurance	(108)	(108)
Accrued interest receivable	(57)	136
Other assets	(719)	(421)
Accrued interest payable	24	72
Other liabilities	109	(23)
Net cash provided by operating activities	1,191	1,567

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(60,792)	(4,748)
Sales	-	7,798
Maturities/calls/paydowns	2,944	749
Sales (purchases) of restricted equity securities	207	(22)
Net increase in loans	(33,404)	(6,355)
Purchases of property and equipment	(469)	(2,852)
Net cash used in investing activities	(91,514)	(5,430)

Cash flows from financing activities
Net increase in deposits	51,767	10,154
Common stock repurchased	(109)	(800)
Dividends paid	(785)	(794)
Net cash provided by financing activities	50,873	8,560
Net increase (decrease) in cash and cash equivalents	(39,450)	4,697

Cash and cash equivalents, beginning	95,689	44,387
Cash and cash equivalents, ending	$56,239	$49,084

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$685	$782
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$(1,362)	$(39)
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$-

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Parkway Acquisition Corp. (“Parkway” or the “Company”) was incorporated as a Virginia corporation on November 2, 2015.  Parkway was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and Parkway entered into an agreement pursuant to which Grayson and Cardinal merged with and into Parkway, with Parkway as the surviving corporation (the “Cardinal merger”).  The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of Parkway, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of Parkway.  The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued Parkway shares and Cardinal shareholders receiving approximately 40% of the newly issued Parkway shares.  The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.  Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into Grayson National Bank (the “Bank”), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-four full-service banking offices and one loan production office. As an Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the FDIC.  Parkway is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The consolidated financial statements as of March 31, 2021 and for the periods ended March 31, 2021 and 2020 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 4 Allowance for Loan Losses and Impaired Loans for more information.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Operating, Accounting and Reporting Considerations related to COVID-19, continued

Paycheck Protection Program - The CARES Act established the Small Business Administration Paycheck Protection Program (“SBA-PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA. On December 27, 2020 the Consolidated Appropriations Act (“CAA”), 2021 was signed into law. The CAA provides several amendments to the SBA-PPP, including additional funding for first and second draws of SBA-PPP loans up to March 31, 2021. The Company is a participant in the SBA-PPP. See Note 3 Loans Receivable for more information.

Also, in response to the COVID-19 pandemic, the Federal Reserve, the FDIC, the National Credit Union Administration, the OCC, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 4 Allowance for Loan Losses and Impaired Loans for more information.

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involve principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the CAA. Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company does not account for such loan modifications as TDRs.

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

The allowance for loan losses for SBA-PPP loans originated thru March 31, 2021 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

	Years

Buildings and improvements	10	-	40
Furniture and equipment	5	-	12

Share-Based Compensation

The Parkway Acquisition Corp. 2020 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020 (the “Effective Date”).  The Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and stock awards to key employees and non-employee directors of the Company or its subsidiaries.

As of March 31, 2021, only restricted stock awards have been issued.  The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards.  See additional discussion of share-based compensation in Note 8 to the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

Credit and Debit Card Fees - Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the three months ended March 31, 2021 and 2020 amounted to $96 thousand and $103 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the three months ended March 31, 2021 and 2020 the Company received $15 thousand and $9 thousand, respectively in income from these services.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	Unrealized Gains And (Losses) On Available for Sale Securities	Defined Benefit Pension Items	Total
Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income before reclassifications	129	-	129
Amounts reclassified from accumulated other comprehensive income, net of tax	(168)	-	(168)
Balance March 31, 2020	$12	$(975)	$(963)

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive income before reclassifications	(1,362)	-	(1,362)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2021	$(780)	$(1,103)	$(1,883)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2021 and December 31, 2020 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Available for sale:
U.S. Government agencies	$10,307	$-	$(142)	$10,165
Mortgage-backed securities	48,295	391	(777)	47,909
Corporate securities	1,500	-	-	1,500
State and municipal securities	30,443	208	(668)	29,983
	$90,545	$599	$(1,587)	$89,557
December 31, 2020
Available for sale:
Mortgage-backed securities	$15,212	$472	$-	$15,684
Corporate securities	1,500	-	-	1,500
State and municipal securities	16,059	295	(31)	16,323
	$32,771	$767	$(31)	$33,507

Restricted equity securities totaled $2.2 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Available for sale:
U.S. Government agencies	$10,165	$(142)	$-	$-	$10,165	$(142)
Mortgage-backed securities	33,781	(777)	-	-	33,781	(777)
Corporate securities	-	-	-	-	-	-
State and municipal securities	18,133	(668)	-	-	18,133	(668)
Total securities available for sale	$62,079	$(1,587)	$-	$-	$62,079	$(1,587)

December 31, 2020
Available for sale:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
State and municipal securities	3,694	(31)	-	-	3,694	(31)
Total securities available for sale	$3,694	$(31)	$-	$-	$3,694	$(31)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At March 31, 2021, 29 debt securities with unrealized losses had depreciated 2.49 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2021. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the three-month period ended March 31, 2021. Proceeds from the sale of investment securities available for sale were $7.8 million for the three-month period ended March 31, 2020. There were no called securities for the three-month period ended March 31, 2021. Gross proceeds from called securities totaled $10 thousand for the three-month period ended March 31, 2020. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
(dollars in thousands)	2021	2020

Realized gains	$-	$212
Realized losses	-	-
	$-	$212

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

The scheduled maturities of securities available for sale at March 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,302	$1,315
Due after one year through five years	5,270	5,343
Due after five years through ten years	25,192	24,985
Due after ten years	58,781	57,914
	$90,545	$89,557

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $13.7 million and $14.1 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Construction & development	$45,901	$46,053
Farmland	32,430	32,449
Residential	284,763	279,893
Commercial mortgage	210,192	203,886
Commercial & agricultural	35,034	33,663
SBA-PPP	71,672	51,118
Consumer & other	17,693	17,033
Total loans	697,685	664,095
Allowance for loan losses	(5,051)	(4,900)
Loans, net of allowance for loan losses	$692,634	$659,195

As of March 31, 2021 and December 31, 2020, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $75.2 million with net deferred fees of $3.6 million remained on the balance sheet as of March 31, 2021. Gross SBA-PPP loans totaling $52.5 million with net deferred fees of $1.4 million remained on the balance sheet at December 31, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of March 31, 2021 and December 31, 2020 by SBA tier is as follows:

(dollars in thousands)
March 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	3	0.17%	$9,237	12.89%
Over $350,000 to less than $2 million	31	1.73%	15,158	21.15%
Up to $350,000	1,757	98.10%	47,277	65.96%
Total	1,791	100.00%	$71,672	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.20%	$7,267	14.22%
Over $350,000 to less than $2 million	18	1.78%	11,693	22.87%
Up to $350,000	988	98.02%	32,158	62.91%
Total	1,008	100.00%	$51,118	100.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of March 31, 2021 and December 31, 2020 by industry is as follows:

(dollars in thousands)
March 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	84	4.69%	$13,108	18.29%
Retail Trade	167	9.33%	4,245	5.92%
Construction	185	10.33%	5,968	8.33%
Health Care & Social Assistance	83	4.63%	5,558	7.76%
Accommodation & Retail Services	132	7.37%	8,158	11.38%
Educational Services	12	0.67%	7,362	10.27%
General & Other	1,128	62.98%	27,273	38.05%
Total	1,791	100.00%	$71,672	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	74	7.34%	$14,327	28.03%
Retail Trade	134	13.29%	5,247	10.26%
Construction	127	12.60%	3,577	7.00%
Health Care & Social Assistance	73	7.24%	3,550	6.94%
Accommodation & Retail Services	91	9.03%	3,705	7.25%
Educational Services	7	0.70%	4,825	9.44%
General & Other	502	49.80%	15,887	31.08%
Total	1,008	100.00%	$51,118	100.00%

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of March 31, 2021 and December 31, 2020:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended March 31, 2021
Allowance for loan losses:
Balance, December 31, 2020	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	-	(34)	(34)
Recoveries	-	-	2	-	1	20	23
Provision	3	(22)	78	136	(35)	2	162
Balance, March 31, 2021	$502	$384	$2,247	$1,557	$259	$102	$5,051

For the Three Months Ended March 31, 2020
Allowance for loan losses:
Balance, December 31, 2019	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	-	-	-	-	-	(53)	(53)
Recoveries	4	-	8	65	2	11	90
Provision	32	(22)	168	65	33	46	322
Balance, March 31, 2020	$341	$465	$1,998	$1,054	$246	$148	$4,252

March 31, 2021
Allowance for loan losses:
Ending Balance	$502	$384	$2,247	$1,557	$259	$102	$5,051
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$502	$384	$2,247	$1,557	$259	$102	$5,051
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$45,901	$32,430	$284,763	$210,192	$35,034	$17,693	$626,013
Ending balance: individually evaluated for impairment	$756	$2,439	$-	$-	$-	$-	$3,195
Ending balance: collectively evaluated for impairment	$45,145	$29,991	$284,621	$210,082	$34,939	$17,693	$622,471
Ending balance: purchased credit impaired loans	$-	$-	$142	$110	$95	$-	$347

December 31, 2020
Allowance for loan losses:
Ending Balance	$499	$406	$2,167	$1,421	$293	$114	$4,900
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$499	$406	$2,167	$1,421	$293	$114	$4,900
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$46,053	$32,449	$279,893	$203,886	$33,663	$17,033	$612,977
Ending balance: individually evaluated for impairment	$-	$2,580	$-	$-	$-	$-	$2,580
Ending balance: collectively evaluated for impairment	$46,053	$29,869	$279,751	$203,773	$33,567	$17,033	$610,046
Ending balance: purchased credit impaired loans	$-	$-	$142	$113	$96	$-	$351

As of March 31, 2021 and December 31, 2020, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2021 and December 31, 2020, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2021 and December 31, 2020:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

March 31, 2021
Real Estate Secured:
Construction & development	$44,767	$-	$120	$1,014	$45,901
Farmland	25,783	416	492	5,739	32,430
Residential	283,044	459	-	1,260	284,763
Commercial mortgage	193,096	8,295	5,546	3,255	210,192
Non-Real Estate Secured:
Commercial & agricultural	34,098	362	133	441	35,034
SBA-PPP	71,672	-	-	-	71,672
Consumer & other	17,689	-	-	4	17,693
Total	$670,149	$9,532	$6,291	$11,713	$697,685

December 31, 2020
Real Estate Secured:
Construction & development	$44,909	$427	$122	$595	$46,053
Farmland	25,607	419	496	5,927	32,449
Residential	277,811	659	-	1,423	279,893
Commercial mortgage	188,156	8,692	3,647	3,391	203,886
Non-Real Estate Secured:
Commercial & agricultural	32,467	468	161	567	33,663
SBA-PPP	51,118	-	-	-	51,118
Consumer & other	17,028	-	-	5	17,033
Total	$637,096	$10,665	$4,426	$11,908	$664,095

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2021 and December 31, 2020:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

March 31, 2021
Real Estate Secured:
Construction & development	$467	$-	$-	$467	$45,434	$45,901	$-	$436
Farmland	305	-	797	1,102	31,328	32,430	-	1,641
Residential	292	46	224	562	284,201	284,763	-	531
Commercial mortgage	7	-	24	31	210,161	210,192	-	106
Non-Real Estate Secured:
Commercial & agricultural	2	-	154	156	34,878	35,034	-	168
SBA-PPP	-	-	-	-	71,672	71,672	-	-
Consumer & other	-	3	-	3	17,690	17,693	-	-
Total	$1,073	$49	$1,199	$2,321	$695,364	$697,685	$-	$2,882

December 31, 2020
Real Estate Secured:
Construction & development	$71	$-	$-	$71	$45,982	$46,053	$-	$11
Farmland	100	-	914	1,014	31,435	32,449	-	3,937
Residential	386	29	240	655	279,238	279,893	-	557
Commercial mortgage	-	-	24	24	203,862	203,886	-	109
Non-Real Estate Secured:
Commercial & agricultural	14	15	155	184	33,479	33,663	-	189
SBA-PPP	-	-	-	-	51,118	51,118	-	-
Consumer & other	7	-	-	7	17,026	17,033	-	-
Total	$578	$44	$1,333	$1,955	$662,140	$664,095	$-	$4,803

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of March 31, 2021 and December 31, 2020, respectively, the recorded investment in impaired loans totaled $6.4 million and $6.2 million. The total amount of collateral-dependent impaired loans at March 31, 2021 and December 31, 2020, respectively, was $3.2 million and $2.6 million. As of March 31, 2021 and December 31, 2020, respectively, $2.9 million and $2.6 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.8 million and $3.9 million in troubled debt restructured loans included in impaired loans at March 31, 2021 and December 31, 2020, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of March 31, 2021 and December 31, 2020, respectively, $3.2 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $189 thousand and $192 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2021 and December 31, 2020:

Impaired Loans

				Three months ended
(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2021
With no related allowance recorded:
Construction & development	$426	$425	$-	$426	$(5)
Farmland	2,439	3,098	-	2,509	19
Residential	-	-	-	38	8
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	1	-
Subtotal	2,865	3,523	-	2,974	22

With an allowance recorded:
Construction & development	493	493	10	497	7
Farmland	127	143	2	127	2
Residential	2,836	3,012	174	2,848	39
Commercial mortgage	7	52	-	8	1
Commercial & agricultural	44	44	3	45	1
Consumer & other	-	-	-	-	-
Subtotal	3,507	3,744	189	3,525	50

Totals:
Construction & development	919	918	10	923	2
Farmland	2,566	3,241	2	2,636	21
Residential	2,836	3,012	174	2,886	47
Commercial mortgage	7	52	-	8	1
Commercial & agricultural	44	44	3	45	1
Consumer & other	-	-	-	1	-
Total	$6,372	$7,267	$189	$6,499	$72

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2021 and March 31, 2020:

For the Three Months Ended March 31, 2021

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2021, no loans were modified that were considered to be TDRs.

For the Three Months Ended March 31, 2020

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	1	$344	$344	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$344	$344	-	$-	$-

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

The Bank began receiving requests for loan deferments on March 23, 2020 and thru March 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, most of which have resumed payment. A breakdown of the loans with deferments as of March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)
	2021		2020
Classification	# of Loans	Balance	# of Loans	Balance

Commercial Loans w/ First Deferment
Accommodation & Retail Services	2	$2,785	-	$-
Construction	-	-	1	47
Agriculture	1	87	-	-

Commercial Loans w/ Second Deferment
Accommodation & Retail Services	-	-	1	752
Retail Trade	1	159	-	-
Construction	2	83	1	36
Agriculture	-	-	2	603
Real Estate Rental	-	-	2	2,146

Commercial Loans w/ Third Deferment
Accommodation & Retail Services	-	-	2	4,438
Manufacturing	-	-	1	153

Consumer Loans w/ First Deferment	4	235	7	782

Consumer Loans w/ Second Deferment	-	-	1	52
Total	10	$3,349	18	$9,009

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Residential	$142	$142
Commercial mortgage	110	113
Commercial & agricultural	95	96
Outstanding balance	$347	$351

Carrying amount	$347	$351

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the three months ended March 31, 2021 and during the year ended December 31, 2020. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2021 and 2020.

(dollars in thousands)	Three Months Ended March 31,
	2021	2020

Interest cost	$36	$41
Expected return on plan assets	(174)	(157)
Recognized net actuarial loss	9	7
Net periodic benefit cost	$(129)	$(109)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2020 and there is no required contribution for 2021. Based on this we do not anticipate making a contribution to the plan in 2021.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the three-month period ended March 31, 2021 and for the year ended December 31, 2020 is as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020

Beginning of year	$3,257	$3,257
Measurement period adjustment	-	-
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020

Balance at beginning of year, net	$2,359	$3,070
Amortization expense	(164)	(711)
Net book value	$2,195	$2,359

Aggregate amortization expense was $164 thousand and $193 thousand for the three-month periods ended March 31, 2021 and 2020, respectively.

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. During 2021, the Company renewed an operating lease and recognized right-of-use assets and lease liabilities.

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

	March 31,	December 31,
(dollars in thousands)	2021	2020

Lease liabilities	$657	$680
Right-of-use assets	$657	$680
Weighted average remaining lease term (years)	6.93	7.10
Weighted average discount rate	2.43%	2.45%

	Three Months Ended March 31,
(dollars in thousands)	2021	2020

Lease Expense
Operating lease expense	$38	$25
Short-term lease expense	9	16
Total lease expense	$47	$41

Cash paid for amounts included in lease liabilities	$38	$25

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Nine months ending December 31, 2021	$115
Twelve months ending December 31, 2022	123
Twelve months ending December 31, 2023	82
Twelve months ending December 31, 2024	69
Twelve months ending December 31, 2025	72
Thereafter	258
Total undiscounted cash flows	$719
Less discount	(62)
Lease liabilities	$657

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Share-Based Compensation

The Parkway Acquisition Corp. 2020 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020 (the “Effective Date”).  The Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and stock awards to key employees and non-employee directors of the Company or its subsidiaries.

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

On March 31, 2021, 14,500 restricted stock awards were issued at a price of $11.30 per share.  These awards vest 25% on December 31, 2021, 25% on December 31, 2022, 25% on December 31, 2023, and 25% on December 31, 2024.  As of March 31, 2021, the unrecognized compensation expense related to unvested restricted stock awards was $164 thousand.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.75 years.  The following table presents the activity for restricted stock:

Grant Date
Fair Value of
Restricted
Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2020	-	$-
Granted	14,500	11.30
Vested	-	-	$-
Forfeited	-	-
Unvested as of March 31, 2021	14,500	$11.30

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020

Commitments to extend credit	$121,465	$111,778
Standby letters of credit	1,035	1,260
	$122,500	$113,038

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2021 and December 31, 2020, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2021

Financial Instruments – Assets
Net Loans	$692,634	$688,117	$-	$687,921	$196

Financial Instruments – Liabilities
Time Deposits	192,803	194,272	-	194,272	-
FHLB Advances	10,000	9,849	9,849	-	-

December 31, 2020

Financial Instruments – Assets
Net Loans	$659,195	$653,454	$-	$653,255	$199

Financial Instruments – Liabilities
Time Deposits	194,419	194,419	-	196,522	-
FHLB Advances	10,000	9,765	9,765	-	-

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

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of March 31, 2021 and December 31, 2020.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2021
Investment securities available for sale
U.S. Government agencies	$10,165	$-	$10,165	$-
Mortgage-backed securities	47,909	-	47,909	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	29,983	-	29,983	-
Total assets at fair value	$89,557	$-	$89,557	$-

December 31, 2020
Investment securities available for sale
Mortgage-backed securities	$15,684	$-	$15,684	$-
Corporate securities	1,500	-	1,500	-
State and municipal securities	16,323	-	16,323	-
Total assets at fair value	$33,507	$-	$33,507	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. There were no significant transfers between levels during the three-month period ended March 31, 2021 and the year ended December 31, 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2021
Impaired loans	$196	$-	$-	$196
Total assets at fair value	$196	$-	$-	$196

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2020
Impaired loans	$199	$-	$-	$199
Total assets at fair value	$199	$-	$-	$199

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$196	$199	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Short-Term Debt

At March 31, 2021 and December 31, 2020, the Bank had no debt outstanding classified as short-term.

At March 31, 2021, the Bank had established unsecured lines of credit of approximately $53.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $203.8 million from the FHLB, subject to the pledging of collateral.

Note 12. Long-Term Debt

At March 31, 2021 and December 31, 2020, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB. The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on June 7, 2021. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2021 and December 31, 2020, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to risk weighted assets)	$85,324	12.78%	$53,401	8.00%	$66,752	10.00%
Tier 1 Capital (to risk weighted assets)	$80,237	12.02%	$40,051	6.00%	$53,401	8.00%
Common Equity Tier 1 (to risk weighted assets)	$80,237	12.02%	$30,038	4.50%	$43,388	6.50%
Tier 1 Capital (to average total assets)	$80,237	9.25%	$34,713	4.00%	$43,391	5.00%

December 31, 2020
Total Capital (to risk weighted assets)	$84,176	13.10%	$51,409	8.00%	$64,261	10.00%
Tier 1 Capital (to risk weighted assets)	$79,240	12.33%	$38,557	6.00%	$51,409	8.00%
Common Equity Tier 1 (to risk weighted assets)	$79,240	12.33%	$28,918	4.50%	$41,770	6.50%
Tier 1 Capital (to average total assets)	$79,240	9.50%	$33,354	4.00%	$41,692	5.00%

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework,), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13. Capital Requirements, continued

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

The CBLR framework was available for banks to use in their March 31, 2021, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Note 14. Subsequent Events

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

The Bank is participating in the next round of SBA-PPP loans that began in 2021 and has received approval on approximately $46.5 million in funding as of May 12, 2021, which includes the $36.2 million originated in the first quarter of 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Summary

●	Net income for the quarter ended March 31, 2021 totaled $1.8 million or $0.31 per share, compared to $1.7 million, or $0.27 per share for the quarter ended March 31, 2020.
●

Net income in the first quarter of 2021 reflected fees earned from SBA-PPP loans originated totaling $711 thousand, as well as a year-over-year decrease in interest expense on deposits of $144 thousand, and a decrease in loan loss provision of $160 thousand. First quarter 2021 noninterest expenses also increased by $356 thousand from first quarter 2020 primarily due to additional overhead cost from branch expansions in 2020.

●

Net interest margin (“NIM”) was 3.70% for the first quarter 2021, compared to 4.28% in the first quarter of 2020. The continued NIM compression is a reflection of the exceptionally low interest rate environment as well as competitive pressure on loan rates.

●	Net loans were $692.6 million at March 31, 2021, up 5.07% when compared to December 31, 2020.
●

Total deposits were $807.3 million at March 31, 2021, an increase of $51.8 million from $755.5 million at December 31, 2020. The increase reflects core deposit growth (noninterest and interest-bearing demand, savings and money market accounts) primarily attributed to funds related to the SBA-PPP loan program, government economic stimulus funds, as well as growth in our expanding markets.

●

First quarter 2021 earnings represented an annualized return on average assets (“ROAA”) of 0.86% and an annualized return on average equity (“ROAE”) of 8.79%, compared to 0.94% and 8.23%, respectively, for the same period last year.

●

In January 2021, the Company’s board of directors authorized the extension of the share repurchase program through January 19, 2023. The Company repurchased 10,000 shares during the first quarter of 2021 and expects to continue to repurchase shares as conditions are deemed favorable.

Coronavirus (“COVID-19”) Response

●

The Bank has shifted its branch lobby operations over the past year in accordance with government mandates and by taking case count data into consideration. In the first quarter of 2021, the Bank reopened its lobby doors in addition to continuing to serve its customers through drive-thru and online banking services.

●	The Bank began receiving requests for loan deferments on March 23, 2020 and as of March 31, 2021, 10 loans with total outstanding balances of $3.3 million remained in deferment status.
●

The Bank participated in the SBA-PPP and originated loans totaling $81.9 million during the year ended December 31, 2020, and has originated an additional $36.2 million during the first quarter of 2021. Gross SBA-PPP loans totaling $75.2 million with net deferred fees of $3.6 million remain on the balance sheet at March 31, 2021. Contractual interest earned on SBA-PPP loans totaled $153 thousand, while net fees recognized totaled $711 thousand for the first quarter of 2021.

●

The Bank has received approval on approximately $46.5 million in funding to date in 2021 on the second round of the SBA-PPP loan program, which includes the $36.2 million originated in the first quarter of 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended March 31, 2021 and 2020

Total interest income was $8.1 million for the quarter ended March 31, 2021 compared to $7.7 million for the quarter ended March 31, 2020, representing an increase of $314 thousand. Interest income on loans increased by $334 thousand from March 31, 2020 to March 31, 2021. The increase in the quarterly comparison was primarily attributed to SBA-PPP fees accreted into interest income during the first quarter of 2021 of $711 thousand. There remains $3.6 million in SBA-PPP fees to be accreted into income as of March 31, 2021. Accretion of purchased loan discounts increased interest income by $197 thousand in the first quarter of 2021 compared to $446 thousand in the first quarter of 2020, representing a decrease of $249 thousand. Interest earned on investments increased by $79 thousand from March 31, 2020 to March 31, 2021. The Bank strategically increased its investment portfolio during the quarter ended March 31, 2021 to help offset the historically low short-term interest rates being paid on overnight funds.

Interest expense on deposits decreased by $144 thousand for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. This decrease is a reflection of the Bank’s lowering of interest rates paid on deposits throughout 2020 as well as further reductions early in the first quarter of 2021. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $35 thousand in the first quarter of 2021, compared to $60 thousand in the first quarter of 2020, representing a decrease of $25 thousand.

The provision for loan losses was $162 thousand for the quarter ended March 31, 2021, compared to $322 thousand for the quarter ended March 31, 2020. During the first quarter of 2021, Parkway recorded $11 thousand in net charge-offs compared to $37 thousand in net recoveries for the first quarter of 2020. The reserve for loan losses at March 31, 2021 was approximately 0.72% of total loans, compared to 0.74% at March 31, 2020. Management’s estimate of probable credit losses inherent in the acquired loan portfolio from Cardinal Bankshares Corporation and Great State Bank was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of March 31, 2021, the remaining unaccreted discount on the acquired loan portfolios totaled $1.8 million. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Total noninterest income was $1.4 million in the first quarter of 2021 compared to $1.5 million in the first quarter of 2020. The majority of the decrease was due to nonrecurring gains realized on the sale of investments during the first quarter of 2020 of $212 thousand. This decrease was partially offset by an increase in mortgage origination fees of $180 thousand in the quarter-to-quarter comparison. Service charges on deposit accounts decreased by $125 thousand while other service charges and fees increased by $113 thousand in the quarter-to-quarter comparison. The reduction in deposit account-based service charges is attributed to the economic stimulus payments received during the first quarter of 2021. Other service charges and fees have increased as consumer spending trends have increased from the same period last year.

Total noninterest expenses increased by $356 thousand for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily due to employee and branch costs associated with recent branch expansion in North Carolina that occurred in 2020. Salary and benefit costs increased by $86 thousand, while occupancy and equipment expenses increased by $131 thousand. Data processing expenses also increased by $80 thousand in the quarter-to-quarter comparison, due mainly to the addition of new branch facilities. Amortization of core deposit intangibles decreased by $29 thousand in the quarter-to-quarter comparison.

In total, income before taxes totaled $2.3 million or $0.38 per share for the quarter ended March 31, 2021 compared to $2.1 million, or $0.34 per share for the quarter ended March 31, 2020. Income tax expense increased by $42 thousand in the quarter-to-quarter comparison, totaling $460 thousand for the quarter ended March 31, 2021 compared to $418 thousand for the quarter ended March 31, 2020. Net income for the quarter ended March 31, 2021 totaled $1.8 million or $0.31 per share, compared to $1.7 million, or $0.27 per share for the quarter ended March 31, 2020.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $51.4 million, or 6.01%, to $906.8 million at March 31, 2021 from $855.4 million at December 31, 2020. Net loans increased during the first quarter of 2021 by $33.4 million as a result of newly originated SBA-PPP loans of $36.2 million less paydowns of $14.0 million from the 2020 SBA-PPP loan program, and organic growth of $12.9 million. Investment securities increased by $56.1 million and cash and cash equivalent balances decreased by $39.5 million during the quarter as the company invested funds received from SBA-PPP forgiveness into higher yielding assets.

Total deposits increased by $51.8 million, or 6.85%, to $807.3 million at March 31, 2021 from $755.5 million at December 31, 2020. The increases in deposit balances can be attributed to the Bank’s participation in the SBA-PPP program, economic stimulus payments, as well as branch expansion into new markets and growth in our existing locations. Total increases for the first quarter of 2021 included a $29.8 million increase in noninterest bearing deposits, while interest bearing deposits increased by $21.8 million over the same time period. The increase in interest bearing deposits was due to a $11.6 million increase in money markets, a $1.5 million increase in interest-bearing demand deposits, a $10.4 million increase in saving accounts, which was offset by a $1.6 million decrease in time deposits.

Asset quality has remained strong with a ratio of nonperforming loans to total loans of 0.41% at March 31, 2021 compared to 0.72% at December 31, 2020. The allowance for loan losses to total loans was 0.72% (approximately 0.81%, excluding guaranteed SBA-PPP loans) at March 31, 2021. At December 31, 2020, the allowance for loan losses to total loans was 0.74% (approximately 0.80%, excluding guaranteed SBA-PPP loans). As of March 31, 2021, 10 loans were in payment deferral status with a total outstanding balance of $3.3 million, comparted to 18 loans with a total outstanding balance of $9.0 million at December 31, 2020.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $4.8 million at December 31, 2020 to $2.9 million at March 31, 2021. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at March 31, 2021 and December 31, 2020.

Nonaccrual loans decreased from $4.8 million at December 31, 2020 to $2.9 million at March 31, 2021. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

	March 31,	December 31,
(dollars in thousands)	2021	2019

Nonperforming Assets
Nonaccrual loans	$2,882	$4,803
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	2,882	4,803
Foreclosed assets	-	-
Total nonperforming assets	$2,882	$4,803

Nonperforming assets to total assets	0.32%	0.56%
Nonperforming loans to total loans	0.41%	0.72%

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

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

At March 31, 2021, the allowance for loan losses included $189 thousand specifically reserved for impaired loans in the amount of $3.5 million.  Based on impairment analysis, loans totaling $2.9 million were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2020 totaled $6.2 million, of which $3.6 million required specific reserves of $192 thousand.

Summary of Loan Loss Experience	Three	Three
	months	months	Year
	ended	ended	ended
(dollars in thousands)	March 31,	March 31,	December 31,
	2021	2020	2020
Total loans outstanding at end of period	$697,685	$577,191	$664,095
Allowance for loan losses, beginning of period	$4,900	$3,893	$3,893

Charge offs:
Construction & development	-	-	(8)
Farmland	-	-	-
Residential	-	-	(48)
Commercial mortgage	-	-	(61)
Commercial & agricultural	-	-	(37)
Consumer & other	(34)	(53)	(148)
Total charge-offs	(34)	(53)	(302)

Recoveries:
Construction & development	-	4	4
Farmland	-	-	-
Residential	2	8	11
Commercial mortgage	-	65	65
Commercial & agricultural	1	2	6
Consumer & other	20	11	34
Total recoveries	23	90	120
Net charge-offs	(11)	37	(182)

Provision for allowance	162	322	1,189
Allowance for loan losses at end of period	$5,051	$4,252	$4,900

Ratios:
Allowance for loan losses to loans at end of period	0.72%	0.74%	0.74%
Net charge-offs to allowance for loan losses	0.22%	0.87%	3.71%
Net charge-offs to provisions for loan losses	6.79%	11.49%	15.31%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2021 totaled $3.9 million, or 0.56% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity decreased from $85.1 million at December 31, 2020 to $84.7 million at March 31, 2021. The first quarter 2021 earnings of $1.8 million were offset by dividend payments of $785 thousand, stock repurchases of $109 thousand, and a $1.4 million increase in accumulated other comprehensive losses due to unrealized losses on investment securities. Book value decreased from $14.08 per share at December 31, 2020 to $14.00 per share at March 31, 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $53.0 million at March 31, 2021. The Bank had no balances outstanding on these lines as of March 31, 2021 and December 31, 2020, respectively. In addition, the Bank has the ability to borrow up to approximately $203.8 million from the FHLB, subject to the pledging of collateral. The Bank had long-term FHLB advances of $10.0 million outstanding at March 31, 2021 and December 31, 2020, respectively.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 15.9% and 15.0% for the periods ended March 31, 2021 and December 31, 2020, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2021, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2021, Parkway’s equity to asset ratio was 9.34% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $785 thousand, and had $109 thousand of stock repurchases for the first quarter of 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates, general economic conditions; the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2020 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2021.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 1/1 through 1/31	-	$-	-	182,500
Purchased 2/1 through 2/28	-	$-	-	182,500
Purchased 3/1 through 3/31	10,000	$10.95	10,000	172,500
Total	10,000	$10.95	10,000

(1)

On February 17, 2021, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2023.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 17, 2021	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer