Form 10-Q
period 2021-09-30
Parkway Acquisition Corp.
filed 2021-11-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,981,100 shares of Common Stock, no par value per share, outstanding as of November 12, 2021.

PART I         FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(dollars in thousands)	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$15,835	$10,009
Interest-bearing deposits with banks	4,757	84,863
Federal funds sold	99,891	817
Investment securities available for sale	107,422	33,507
Restricted equity securities	2,209	2,416
Loans, net of allowance for loan losses of $5,550 at September 30, 2021 and $4,900 at December 31, 2020	680,567	659,195
Cash value of life insurance	18,628	18,304
Properties and equipment, net	30,268	26,591
Accrued interest receivable	2,414	2,355
Core deposit intangible	1,898	2,359
Goodwill	3,257	3,257
Deferred tax assets, net	1,509	1,019
Other assets	11,519	10,695
	$980,174	$855,387

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$291,058	$231,852
Interest-bearing	587,194	523,676
Total deposits	878,252	755,528

FHLB advances	10,000	10,000
Accrued interest payable	122	124
Other liabilities	3,420	4,629
	891,794	770,281
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,981,100 and 6,045,775 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Surplus	38,812	39,740
Retained earnings	51,112	45,887
Accumulated other comprehensive loss	(1,544)	(521)
	88,380	85,106
	$980,174	$855,387

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$8,259	$7,631	$24,092	$22,490
Interest-bearing deposits in banks	19	23	85	176
Federal funds sold	11	-	11	3
Interest on taxable securities	358	146	952	467
Interest on nontaxable securities	12	8	34	13
Dividends	8	12	66	80
	8,667	7,820	25,240	23,229
Interest expense
Deposits	556	848	1,857	2,508
Interest on borrowings	21	26	62	71
	577	874	1,919	2,579
Net interest income	8,090	6,946	23,321	20,650

Provision for loan losses	219	291	576	1,027
Net interest income after provision for loan losses	7,871	6,655	22,745	19,623

Noninterest income
Service charges on deposit accounts	444	354	1,071	1,044
Other service charges and fees	668	562	1,934	1,572
Net realized gains on securities	265	103	265	315
Mortgage origination fees	275	185	861	566
Increase in cash value of life insurance	108	108	324	324
Other income	53	85	387	205
	1,813	1,397	4,842	4,026
Noninterest expenses
Salaries and employee benefits	3,645	3,590	10,812	10,651
Occupancy and equipment	907	852	2,696	2,410
Foreclosed asset expense, net	1	2	1	2
Data processing expense	468	450	1,434	1,333
FDIC Assessments	76	60	229	135
Advertising	172	192	473	482
Bank franchise tax	126	133	379	365
Director fees	58	79	205	210
Professional fees	107	128	455	375
Telephone expense	100	101	298	284
Core deposit intangible amortization	134	163	461	548
Other expense	489	529	1,542	1,632
	6,283	6,279	18,985	18,427
Net income before income taxes	3,401	1,773	8,602	5,222

Income tax expense	701	358	1,753	1,034
Net income	$2,700	$1,415	$6,849	$4,188

Net income per share	$0.45	$0.23	$1.14	$0.69
Weighted average shares outstanding	6,003,504	6,060,775	6,028,449	6,082,950
Dividends declared per share	$0.14	$0.13	$0.27	$0.26

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)

Net Income	$6,849	$4,188

Other comprehensive income

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,030)	958
Tax related to unrealized (gains) losses	216	(201)
Reclassification of net realized gains during the period	(265)	(315)
Tax related to realized gains	56	66

Total other comprehensive income (loss)	(1,023)	508
Total comprehensive income	$5,826	$4,696

	Three Months Ended
	September 30,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)

Net Income	$2,700	$1,415

Other comprehensive income

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	106	33
Tax related to unrealized gains	(22)	(7)
Reclassification of net realized gains during the period	(265)	(103)
Tax related to realized gains	56	22

Total other comprehensive income	(125)	(55)
Total comprehensive income	$2,575	$1,360

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2021 and 2020 (unaudited)

(dollars in thousands except share amounts)					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	1,676	-	1,676
Other comprehensive loss	-	-	-	-	(39)	(39)
Dividends paid ($0.13 per share)	-	-	-	(794)	-	(794)
Common stock repurchased	(70,000)	-	(800)	-	-	(800)

Balance, March 31, 2020	6,067,275	$-	$39,952	$42,482	$(963)	$81,471

Net income	-	-	-	1,097	-	1,097
Other comprehensive income	-	-	-	-	602	602
Common stock repurchased	(6,500)	-	(67)	-	-	(67)

Balance, June 30, 2020	6,060,775	$-	$39,885	$43,579	$(361)	$83,103

Net income	-	-	-	1,415	-	1,415
Other comprehensive loss	-	-	-	-	(55)	(55)
Dividends paid ($0.13 per share)	-	-	-	(788)	-	(788)

Balance, September 30, 2020	6,060,775	$-	$39,885	$44,206	$(416)	$83,675

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	1,847	-	1,847
Other comprehensive loss	-	-	-	-	(1,362)	(1,362)
Dividends paid ($0.13 per share)	-	-	-	(785)	-	(785)
Restricted stock issued	14,500	-	-	-	-	-
Common stock repurchased	(10,000)	-	(109)	-	-	(109)

Balance, March 31, 2021	6,050,275	$-	$39,631	$46,949	$(1,883)	$84,697

Net income	-	-	-	2,302	-	2,302
Other comprehensive income	-	-	-	-	464	464
Share-based compensation	-	-	14	-	-	14
Common stock repurchased	(35,000)	-	(427)	-	-	(427)

Balance, June 30, 2021	6,015,275	$-	$39,218	$49,251	$(1,419)	$87,050

Net income	-	-	-	2,700	-	2,700
Other comprehensive loss	-	-	-	-	(125)	(125)
Dividends paid ($0.14 per share)	-	-	-	(839)	-	(839)
Share-based compensation	-	-	14	-	-	14
Common stock repurchased	(34,175)	-	(420)	-	-	(420)

Balance, September 30, 2021	5,981,100	$-	$38,812	$51,112	$(1,544)	$88,380

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$6,849	$4,188
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,125	1,010
Amortization of core deposit intangible	461	548
Accretion of loan discount and deposit premium, net	(844)	(1,088)
Provision for loan losses	576	1,027
Deferred income taxes	(218)	(604)
Net realized gains on securities	(265)	(315)
Accretion of discount on securities, net of amortization of premiums	251	213
Deferred compensation	16	(4)
Share-based compensation	28	-
Losses on disposal of properties and equipment	1	-
Changes in assets and liabilities:
Cash value of life insurance	(324)	(324)
Accrued interest receivable	(59)	(593)
Other assets	(910)	(172)
Accrued interest payable	(2)	80
Other liabilities	(1,132)	185
Net cash provided by operating activities	5,553	4,151

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(91,541)	(12,187)
Sales	8,619	10,739
Maturities/calls/paydowns	7,726	4,663
Sales (purchases) of restricted equity securities	207	(22)
Net increase in loans	(21,189)	(106,572)
Purchases of property and equipment	(4,810)	(4,408)
Net cash used in investing activities	(100,988)	(107,787)

Cash flows from financing activities
Net increase (decrease) in deposits	122,809	102,955
Net change in paycheck protection program liquidity facility advances	-	5,375
Common stock repurchased	(956)	(867)
Dividends paid	(1,624)	(1,582)
Net cash provided by financing activities	120,229	105,881
Net increase (decrease) in cash and cash equivalents	24,794	2,245

Cash and cash equivalents, beginning	95,689	44,387
Cash and cash equivalents, ending	$120,483	$46,632

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$1,921	$2,499
Taxes paid	$2,063	$1,533

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$(1,023)	$508
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$68

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

The consolidated financial statements as of September 30, 2021 and for the nine and three-month periods ended September 30, 2021 and 2020 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the nine and three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Securities Available for Sale

Available for sale securities are reported at fair value and consist of mortgage-backed, U.S. government agencies, corporate, and state and municipal securities not classified as trading securities or as held to maturity securities.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Operating, Accounting and Reporting Considerations related to COVID-19, continued

Paycheck Protection Program - The CARES Act established the Small Business Administration Paycheck Protection Program (“SBA-PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA. On December 27, 2020 the Consolidated Appropriations Act (“CAA”), 2021 was signed into law. The CAA provided several amendments to the SBA-PPP, including additional funding for first and second draws of SBA-PPP loans up to May 31, 2021. The Company is a participant in the SBA-PPP. See Note 3 Loans Receivable for more information.

Also, in response to the COVID-19 pandemic, the Federal Reserve, the FDIC, the National Credit Union Administration, the OCC, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The regulatory agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 4 Allowance for Loan Losses and Impaired Loans for more information.

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involve principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) on behalf of its members issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the CAA. Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company does not account for such loan modifications as TDRs.

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

As a qualified SBA lender, we were automatically authorized to originate SBA-PPP loans and began taking applications on April 3, 2020. An eligible business could apply for a SBA-PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. SBA-PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the SBA-PPP loans made to eligible borrowers. The entire principal amount of the borrower’s SBA-PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the SBA-PPP, subject to certain eligibility requirements and conditions.

Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the straight-line method.

The allowance for loan losses for SBA-PPP loans originated through September 30, 2021 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

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

As of September 30, 2021, only restricted stock awards have been issued. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 8 to the consolidated financial statements.

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

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

Credit and Debit Card Fees - Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the nine months ended September 30, 2021 and 2020 amounted to $295 thousand and $293 thousand, respectively. Fees for these services for the three months ended September 30, 2021 and 2020 amounted to $106 thousand and $105 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the nine months ended September 30, 2021 and 2020 the Company received $45 thousand and $26 thousand, respectively in income from these services. For the three months ended September 30, 2021 and 2020 the Company received $14 thousand and $9 thousand, respectively in income from these services.

●	Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. For the nine months ended September 30, 2021 and 2020 the Company received $861 thousand and $566 thousand, respectively in income from mortgage origination fees. For the three months ended September 30, 2021 and 2020 the Company received $275 thousand and $185 thousand, respectively in income from mortgage origination fees.

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income before reclassifications	757	-	757
Amounts reclassified from accumulated other comprehensive income, net of tax	(249)	-	(249)
Balance September 30, 2020	$559	$(975)	$(416)

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive income before reclassifications	(814)	-	(814)
Amounts reclassified from accumulated other comprehensive income, net of tax	(209)	-	(209)
Balance September 30, 2021	$(441)	$(1,103)	$(1,544)

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

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses to a current expected credit losses (“CECL”) model and modify the impairment model for certain debt securities. The Company will apply the amendments to the Accounting Standards Updates (“ASU”) through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. On October 16, 2019 the proposed changes were approved by the FASB.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification (“ASC”) to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2022. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13. The amendments affect a variety of Topics in the ASC. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2021, the FASB issued amendments to update SEC paragraphs in the ASC to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments are effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2021 and December 31, 2020 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Available for sale:
U.S. Government agencies	$15,295	$28	$(84)	$15,239
Mortgage-backed securities	56,124	377	(795)	55,706
Corporate securities	1,500	-	-	1,500
State and municipal securities	35,062	297	(382)	34,977
	$107,981	$702	$(1,261)	$107,422
December 31, 2020
Available for sale:
Mortgage-backed securities	$15,212	$472	$-	$15,684
Corporate securities	1,500	-	-	1,500
State and municipal securities	16,059	295	(31)	16,323
	$32,771	$767	$(31)	$33,507

Restricted equity securities totaled $2.2 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available for sale:
U.S. Government agencies	$10,927	$(84)	$-	$-	$10,927	$(84)
Mortgage-backed securities	40,501	(795)	-	-	40,501	(795)
Corporate securities	-	-	-	-	-	-
State and municipal securities	15,762	(356)	1,509	(26)	17,271	(382)
Total securities available for sale	$67,190	$(1,235)	$1,509	$(26)	$68,699	$(1,261)

December 31, 2020
Available for sale:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
State and municipal securities	3,694	(31)	-	-	3,694	(31)
Total securities available for sale	$3,694	$(31)	$-	$-	$3,694	$(31)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At September 30, 2021, 32 debt securities with unrealized losses had depreciated 1.80 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2021. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from sales of investment securities available for sale were $8.62 million and $10.74 million for the nine-month periods ended September 30, 2021 and 2020 and $8.62 million and $2.94 million for the three-month periods ended September 30, 2021 and 2020, respectively. Gross proceeds from called securities totaled $500 thousand and $1.29 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2021	2020	2021	2020

Realized gains	$265	$315	$265	$103
Realized losses	-	-	-	-
	$265	$315	$265	$103

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

The scheduled maturities of securities available for sale at September 30, 2021 were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,810	$2,847
Due after one year through five years	4,777	4,835
Due after five years through ten years	26,891	26,743
Due after ten years	73,503	72,997
	$107,981	$107,422

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $23.2 million and $14.1 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Construction & development	$44,435	$46,053
Farmland	28,082	32,449
Residential	292,670	279,893
Commercial mortgage	229,118	203,886
Commercial & agricultural	32,726	33,663
SBA-PPP	37,762	51,118
Consumer & other	21,324	17,033
Total loans	686,117	664,095
Allowance for loan losses	(5,550)	(4,900)
Loans, net of allowance for loan losses	$680,567	$659,195

As of September 30, 2021 and December 31, 2020, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $40.8 million with net deferred fees of $3.0 million remained on the balance sheet as of September 30, 2021. Gross SBA-PPP loans totaling $52.5 million with net deferred fees of $1.4 million remained on the balance sheet at December 31, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of September 30, 2021 and December 31, 2020 by SBA tier is as follows:

(dollars in thousands)
September 30, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.07%	$1,947	5.16%
Over $350,000 to less than $2 million	18	1.26%	8,062	21.35%
Up to $350,000	1,415	98.67%	27,753	73.49%
Total	1,434	100.00%	$37,762	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.20%	$7,267	14.22%
Over $350,000 to less than $2 million	18	1.78%	11,693	22.87%
Up to $350,000	988	98.02%	32,158	62.91%
Total	1,008	100.00%	$51,118	100.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of September 30, 2021 and December 31, 2020 by industry is as follows:

(dollars in thousands)
September 30, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	46	3.21%	$3,929	10.41%
Retail Trade	102	7.11%	1,848	4.89%
Construction	190	13.25%	3,980	10.54%
Health Care & Social Assistance	40	2.79%	2,543	6.73%
Accommodation & Retail Services	90	6.27%	6,021	15.95%
Educational Services	9	0.63%	2,432	6.44%
General & Other	957	66.74%	17,009	45.04%
Total	1,434	100.00%	$37,762	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	74	7.34%	$14,327	28.03%
Retail Trade	134	13.29%	5,247	10.26%
Construction	127	12.60%	3,577	7.00%
Health Care & Social Assistance	73	7.24%	3,550	6.94%
Accommodation & Retail Services	91	9.03%	3,705	7.25%
Educational Services	7	0.70%	4,825	9.44%
General & Other	502	49.80%	15,887	31.08%
Total	1,008	100.00%	$51,118	100.00%

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of September 30, 2021 and December 31, 2020:

	Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2021
Allowance for loan losses:
Balance, June 30, 2021	$428	$344	$2,320	$1,843	$273	$134	$5,342
Charge-offs	-	-	-	-	(8)	(22)	(30)
Recoveries	1	-	-	-	8	10	19
Provision	59	(32)	117	86	(3)	(8)	219
Balance, September 30, 2021	$488	$312	$2,437	$1,929	$270	$114	$5,550

For the Three Months Ended September 30, 2020
Allowance for loan losses:
Balance, June 30, 2020	$415	$472	$2,126	$1,051	$450	$140	$4,654
Charge-offs	(8)	-	(48)	(61)	(14)	(28)	(159)
Recoveries	-	-	-	-	-	8	8
Provision	-	(8)	89	246	(38)	2	291
Balance, September 30, 2020	$407	$464	$2,167	$1,236	$398	$122	$4,794

For the Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance, December 31, 2020	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	(8)	(73)	(81)
Recoveries	3	-	2	61	53	36	155
Provision	(14)	(94)	268	447	(68)	37	576
Balance, September 30, 2021	$488	$312	$2,437	$1,929	$270	$114	$5,550

For the Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance, December 31, 2019	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	(8)	-	(48)	(61)	(14)	(106)	(237)
Recoveries	4	-	11	65	2	29	111
Provision	106	(23)	382	308	199	55	1,027
Balance, September 30, 2020	$407	$464	$2,167	$1,236	$398	$122	$4,794

September 30, 2021
Allowance for loan losses:
Ending Balance	$488	$312	$2,437	$1,929	$270	$114	$5,550
Ending balance: individually evaluated for impairment	$5	$-	$-	$-	$-	$-	$5
Ending balance: collectively evaluated for impairment	$483	$312	$2,437	$1,929	$270	$114	$5,545
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$44,435	$28,082	$292,670	$229,118	$32,726	$21,324	$648,355
Ending balance: individually evaluated for impairment	$732	$2,349	$-	$-	$-	$-	$3,081
Ending balance: collectively evaluated for impairment	$43,703	$25,733	$292,533	$229,014	$32,630	$21,324	$644,937
Ending balance: purchased credit impaired loans	$-	$-	$137	$104	$96	$-	$337

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

As of September 30, 2021 and December 31, 2020, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2021 and December 31, 2020, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2021 and December 31, 2020:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

September 30, 2021
Real Estate Secured:
Construction & development	$43,583	$-	$-	$852	$44,435
Farmland	22,275	840	484	4,483	28,082
Residential	290,317	358	604	1,391	292,670
Commercial mortgage	215,413	5,067	5,474	3,164	229,118
Non-Real Estate Secured:
Commercial & agricultural	32,341	-	45	340	32,726
SBA-PPP	37,762	-	-	-	37,762
Consumer & other	21,324	-	-	-	21,324
Total	$663,015	$6,265	$6,607	$10,230	$686,117

December 31, 2020
Real Estate Secured:
Construction & development	$44,909	$427	$122	$595	$46,053
Farmland	25,607	419	496	5,927	32,449
Residential	277,811	659	-	1,423	279,893
Commercial mortgage	188,156	8,692	3,647	3,391	203,886
Non-Real Estate Secured:
Commercial & agricultural	32,467	468	161	567	33,663
SBA-PPP	51,118	-	-	-	51,118
Consumer & other	17,028	-	-	5	17,033
Total	$637,096	$10,665	$4,426	$11,908	$664,095

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2021 and December 31, 2020:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

September 30, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$44,009	$44,435	$-	$426
Farmland	-	-	127	127	27,955	28,082	-	736
Residential	495	40	279	814	291,856	292,670	-	663
Commercial mortgage	10	-	46	56	229,062	229,118	-	124
Non-Real Estate Secured:
Commercial & agricultural	-	1	96	97	32,629	32,726	-	110
SBA-PPP	-	-	-	-	37,762	37,762	-	-
Consumer & other	1	9	-	10	21,314	21,324	-	-
Total	$506	$50	$974	$1,530	$684,587	$686,117	$-	$2,059

December 31, 2020
Real Estate Secured:
Construction & development	$71	$-	$-	$71	$45,982	$46,053	$-	$11
Farmland	100	-	914	1,014	31,435	32,449	-	3,937
Residential	386	29	240	655	279,238	279,893	-	557
Commercial mortgage	-	-	24	24	203,862	203,886	-	109
Non-Real Estate Secured:
Commercial & agricultural	14	15	155	184	33,479	33,663	-	189
SBA-PPP	-	-	-	-	51,118	51,118	-	-
Consumer & other	7	-	-	7	17,026	17,033	-	-
Total	$578	$44	$1,333	$1,955	$662,140	$664,095	$-	$4,803

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of September 30, 2021 and December 31, 2020, respectively, the recorded investment in impaired loans totaled $5.9 million and $6.2 million. The total amount of collateral-dependent impaired loans at was $3.1 million and $3.2 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, respectively, $2.8 million and $2.6 million of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.4 million and $3.9 million in troubled debt restructured loans included in impaired loans at September 30, 2021 and December 31, 2020, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2021 and December 31, 2020, respectively, $2.8 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $152 thousand and $192 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2021 and December 31, 2020:

Impaired Loans

				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment[1]	Balance	Allowance	Investment	Recognized	Investment	Recognized

September 30, 2021
With no related allowance recorded:
Construction & development	$426	$425	$-	$218	$(5)	$426	$-
Farmland	2,349	3,008	-	2,464	191	2,384	129
Residential	-	-	-	198	25	-	-
Commercial mortgage	-	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-	-
Consumer & other	-	-	-	1	-	-	-
Subtotal	2,775	3,433	-	2,881	211	2,810	129

With an allowance recorded:
Construction & development	449	449	13	469	20	456	7
Farmland	126	142	2	126	6	126	2
Residential	2,425	2,602	136	2,469	108	2,448	39
Commercial mortgage	71	71	4	40	4	71	1
Commercial & agricultural	37	37	2	41	2	39	1
Consumer & other	-	-	-	-	-	-	-
Subtotal	3,108	3,301	157	3,145	140	3,140	50

Totals:
Construction & development	875	874	13	687	15	882	7
Farmland	2,475	3,150	2	2,590	197	2,510	131
Residential	2,425	2,602	136	2,667	133	2,448	39
Commercial mortgage	71	71	4	40	4	71	1
Commercial & agricultural	37	37	2	41	2	39	1
Consumer & other	-	-	-	1	-	-	-
Total	$5,883	$6,734	$157	$6,026	$351	$5,950	$179

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2021 and September 30, 2020:

For the Nine Months Ended September 30, 2021

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	1	73	71	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$73	$71	-	$-	$-

(1)	Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2021, one loan was modified that was considered to be a TDR. Term concessions were granted on the loan and the loan had additional funds advanced for insurance. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2021.

For the Three Months Ended September 30, 2021

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

During the three months ended September 30, 2021, no loans were modified that were considered to be a TDR. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2021.

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

The Bank began receiving requests for loan deferments on March 23, 2020 and through September 30, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, most of which have resumed payment. A breakdown of the loans with deferments by industry remaining as of September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)
	2021		2020
Classification	# of Loans	Balance	# of Loans	Balance

Commercial Loans w/ First Deferment
Accommodation & Retail Services	-	$-	-	$-
Construction	-	-	1	47
General & Other	-	-	-	-

Commercial Loans w/ Second Deferment
Accommodation & Retail Services	-	-	1	752
Construction	-	-	1	36
Agriculture	-	-	2	603
Real Estate Rental	-	-	2	2,146
General & Other	1	404	-	-

Commercial Loans w/ Third Deferment
Accommodation & Retail Services	-	-	2	4,438
Construction	-	-	-	-
Manufacturing	-	-	1	153

Consumer Loans w/ First Deferment	-	-	7	782

Consumer Loans w/ Second Deferment	-	-	1	52
Total	1	$404	18	$9,009

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Residential	$137	$142
Commercial mortgage	104	113
Commercial & agricultural	96	96
Outstanding balance	$337	$351

Carrying amount	$337	$351

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the nine months ended September 30, 2021 and during the year ended December 31, 2020. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Interest cost	$108	$123	$36	$41
Expected return on plan assets	(522)	(471)	(174)	(157)
Recognized net actuarial (gain)/loss	27	21	9	7
Net periodic benefit cost	$(387)	$(327)	$(129)	$(109)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2020 and there is no required contribution for 2021. Based on this we do not anticipate making a contribution to the plan in 2021.

Note 6. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the nine-month period ended September 30, 2021 and for the year ended December 31, 2020 is as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020

Balance at beginning of year, net	$2,359	$3,070
Amortization expense	(461)	(711)
Net book value	$1,898	$2,359

Aggregate amortization expense was $461 thousand and $548 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively. Aggregate amortization expense was $134 thousand and $163 thousand for the three-month periods ended September 30, 2021 and 2020, respectively.

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

	September 30,	December 31,
(dollars in thousands)	2021	2020

Lease liabilities	$588	$680
Right-of-use assets	$588	$680
Weighted average remaining lease term (years)	6.76	7.10
Weighted average discount rate	2.44%	2.45%

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020

Lease Expense
Operating lease expense	$115	$108
Short-term lease expense	22	25
Total lease expense	$137	$133

Cash paid for amounts included in lease liabilities	$115	$108

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Three months ending December 31, 2021	$38
Twelve months ending December 31, 2022	123
Twelve months ending December 31, 2023	83
Twelve months ending December 31, 2024	69
Twelve months ending December 31, 2025	72
Thereafter	258
Total undiscounted cash flows	$643
Less discount	(55)
Lease liabilities	$588

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

On March 31, 2021, 14,500 restricted stock awards were issued at a price of $11.30 per share. These awards vest 25% on December 31, 2021, 25% on December 31, 2022, 25% on December 31, 2023, and 25% on December 31, 2024. For the nine month and three month periods ended September 30, 2021, $28 thousand and $14 thousand, respectively was recognized as compensation expense related to share-based compensation. As of September 30, 2021, the unrecognized compensation expense related to unvested restricted stock awards was $137 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.25 years. The following table presents the activity for restricted stock:

Grant Date
Fair Value of
Restricted
Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2020	-	$-
Granted	14,500	11.30
Vested	-	-	$-
Forfeited	-	-
Unvested as of September 30, 2021	14,500	$11.30

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Commitments and Contingencies

Litigation

In the normal course of business, the Bank is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020

Commitments to extend credit	$127,843	$111,778
Standby letters of credit	382	1,260
	$128,225	$113,038

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2021 and December 31, 2020, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2021

Financial Instruments – Assets
Net Loans	$680,567	$676,591	$-	$676,402	$189

Financial Instruments – Liabilities
Time Deposits	197,712	197,276	-	197,276	-
FHLB Advances	10,000	9,863	9,863	-	-

December 31, 2020

Financial Instruments – Assets
Net Loans	$659,195	$653,454	$-	$653,255	$199

Financial Instruments – Liabilities
Time Deposits	194,419	196,522	-	196,522	-
FHLB Advances	10,000	9,765	9,765	-	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2021 and December 31, 2020, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of September 30, 2021 and December 31, 2020.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2021
Investment securities available for sale
U.S. Government agencies	$15,239	$-	$15,239	$-
Mortgage-backed securities	55,706	-	55,706	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	34,977	-	34,977	-
Total assets at fair value	$107,422	$-	$107,422	$-

December 31, 2020
Investment securities available for sale
Mortgage-backed securities	$15,684	$-	$15,684	$-
Corporate securities	1,500	-	1,500	-
State and municipal securities	16,323	-	16,323	-
Total assets at fair value	$33,507	$-	$33,507	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. There were no significant transfers between levels during the nine-month period ended September 30, 2021 and the year ended December 31, 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2021
Impaired loans	$189	$-	$-	$189
Total assets at fair value	$189	$-	$-	$189

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2020
Impaired loans	$199	$-	$-	$199
Total assets at fair value	$199	$-	$-	$199

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$189	$199	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Short-Term Debt

At September 30, 2021 and December 31, 2020, the Bank had no debt outstanding classified as short-term.

At September 30, 2021, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $226.7 million from the FHLB, subject to the pledging of collateral.

Note 12. Long-Term Debt

At September 30, 2021 and December 31, 2020, the Bank’s long-term debt consisted of a $10.0 million advance from FHLB. The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on December 6, 2021. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2021 and December 31, 2020, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to risk weighted assets)	$89,701	12.54%	$57,228	8.00%	$71,535	10.00%
Tier 1 Capital (to risk weighted assets)	$84,115	11.76%	$42,921	6.00%	$57,228	8.00%
Common Equity Tier 1 (to risk weighted assets)	$84,115	11.76%	$32,191	4.50%	$46,498	6.50%
Tier 1 Capital (to average total assets)	$84,115	8.73%	$38,561	4.00%	$48,201	5.00%

December 31, 2020
Total Capital (to risk weighted assets)	$84,176	13.10%	$51,409	8.00%	$64,261	10.00%
Tier 1 Capital (to risk weighted assets)	$79,240	12.33%	$38,557	6.00%	$51,409	8.00%
Common Equity Tier 1 (to risk weighted assets)	$79,240	12.33%	$28,918	4.50%	$41,770	6.50%
Tier 1 Capital (to average total assets)	$79,240	9.50%	$33,354	4.00%	$41,692	5.00%

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

The CBLR framework was available for banks to use in their September 30, 2021, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

Net income was $2.7 million, or $0.45 per share, in the third quarter of 2021, compared to $1.4 million, or $0.23 per share, in the third quarter of 2020. For the nine months ended September 30, 2021, net income was $6.8 million, or $1.14 per share, compared to net income of $4.2 million, or $0.69 per share, for the nine months ended September 30, 2020.

●	Net interest margin (“NIM”) was 3.60% for the third quarter of 2021, compared to 3.75% in the third quarter of 2020.
●

Total loans increased during the first nine months of 2021 by $22.0 million, or 3.32%, to $686.1 million at September 30, 2021 compared to $664.1 million at December 31, 2020, primarily due to organic loan growth and the 2nd round of the Small Business Administration Paycheck Protection Program (“SBA-PPP”).

●

Total deposits increased $122.8 million, or 16.24%, to $878.3 million at September 30, 2021 from $755.5 million at December 31, 2020. The increases in deposit balances came as a result of the Bank’s participation in the SBA-PPP program, government stimulus programs, branch expansion into new markets, and growth in our existing locations.

●	Annualized return on average assets increased to 1.11% for the quarter ended September 30, 2021, from 0.70% for the quarter ended September 30, 2020.
●	Annualized return on average equity increased to 12.13% for the quarter ended September 30, 2021, from 6.73% for the quarter ended September 30, 2020.
●

Earnings for the first nine months of 2021 represented an annualized return on average assets of 0.99% and a return on average equity of 10.57%, compared to 0.73% and 6.76%, respectively, for the first nine months of 2020.

●	The Company repurchased 34,175 shares of its common stock through the previously announced share repurchase program during the third quarter of 2021.

Coronavirus (“COVID-19”) Response

●

The Bank has shifted its branch lobby operations over the past year in accordance with government mandates and by taking case count data into consideration. In the first quarter of 2021, the Bank reopened its lobby doors in addition to continuing to serve its customers through drive-thru and online banking services.

●	The Bank began receiving requests for loan deferments on March 23, 2020, and as of September 30, 2021, one loan with an outstanding balance of $404 thousand remained in deferment status.
●

The Bank participated in the SBA-PPP during 2020 and 2021. Gross SBA-PPP loans totaling $40.8 million with net deferred fees of $3.0 million remain on the balance sheet as of September 30, 2021. Contractual interest earned on SBA-PPP loans totaled $130 thousand in the third quarter of 2021, while net fees recognized totaled $1.1 million in the third quarter of 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended September 30, 2021 and 2020

Parkway recorded net income of $2.7 million, or $0.45 per share, for the quarter ended September 30, 2021 compared to net income of $1.4 million, or $0.23 per share, for the same period in 2020. Income tax expense totaled $701 thousand for the third quarter of 2021 compared to $358 thousand for the third quarter of 2020. Net income before income taxes totaled $3.4 million, or $0.57 per share, for the quarter ended September 30, 2021 compared to $1.8 million, or $0.29 per share, for the same period in 2020. Third quarter earnings represented an annualized return on average assets (“ROAA”) of 1.11% and an annualized return on average equity (“ROAE”) of 12.13% for the quarter ended September 30, 2021, compared to 0.70% and 6.73%, respectively, for the quarter ended September 30, 2020.

Net interest income after provision for loan losses in the third quarter of 2021 was $7.9 million compared to $6.7 million in the third quarter of 2020. Total interest income was $8.7 million in the third quarter of 2021 compared to $7.8 million for the same period last year. Interest income on loans increased in the quarterly comparison primarily due to organic loan growth and SBA-PPP related interest and fees. Interest income on securities increased by $216 thousand in the quarterly comparison, as a result of the $77.0 million increase in the securities portfolio from September 30, 2020 to September 30, 2021.

The Company successfully reduced interest expense on deposits by $292 thousand, or 34.43%, in the quarterly comparison, reflecting continued rate reductions in deposit offerings. Lower-cost core deposits (demand deposits, savings, and money market accounts) grew by $35.8 million, or 5.55%, during the third quarter of 2021. The growth in core deposits is a result of organic growth in our current markets, with $9.2 million of the core deposit growth in the third quarter of 2021 attributed to our four newest branches opened in North Carolina.

The provision for loan losses was $219 thousand for the quarter ended September 30, 2021, compared to $291 thousand for the quarter ended September 30, 2020. During the third quarter of 2021, Parkway recorded $11 thousand in net charge-offs compared to $151 thousand in net charge-offs for the third quarter of 2020. The reserve for loan losses at September 30, 2021 was approximately 0.81% of total loans, compared to 0.71% at September 30, 2020. Management’s estimate of probable credit losses inherent in the acquired Cardinal Bankshares Corporation and Great State Bank loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of September 30, 2021, the remaining unaccreted discount on the acquired loan portfolios totaled $1.2 million. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Total noninterest income was $1.8 million in the third quarter of 2021 compared to $1.4 million in the third quarter of 2020. The increase was primarily a result of an increase in service charges and fees of $196 thousand, an increase in realized gains on securities of $162 thousand, and an increase in mortgage origination fees of $90 thousand.

Total noninterest expenses were $6.3 million for the quarters ended September 30, 2021 and 2020, respectively. Salary and benefit costs increased by $55 thousand, while occupancy and equipment expenses increased by $55 thousand. Data processing expenses increased by $18 thousand, professional fees decreased by $21 thousand, and advertising expenses decreased by $20 thousand in the quarter-to-quarter comparison.

Income tax expense increased by $343 thousand in the quarter-to-quarter comparison, totaling $701 thousand for the quarter ended September 30, 2021 compared to $358 thousand for the quarter ended September 30, 2020. The increase was primarily due to an increase in net income before taxes of $1.6 million in the quarterly comparison

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months ended September 30, 2021 and 2020

For the first nine months of 2021, net interest income after provision for loan losses was $22.7 million compared to $19.6 million for the first nine months of 2020. Interest income increased by $2.0 million, primarily due to an increase in loan interest income of $1.6 million and a $506 thousand increase in interest from the securities portfolio during the first nine months of 2021, compared to the first nine months of 2020. Interest expense on deposits decreased by $651 thousand for the nine-months ended September 30, 2021 compared to the same period last year. As previously discussed, this is a reflection of the reduced rates for interest bearing demand deposits, time deposits, and savings products.

For the first nine months of 2021, noninterest income increased by $816 thousand compared to the same period last year. The increase was mainly due to an increase in mortgage origination income of $295 thousand and an increase in service charges and fees of $389 thousand. During the first nine months of 2021, there were realized gains on securities of $265 thousand, compared to realized gains on securities of $315 thousand for the first nine months of 2020, representing a decrease of $50 thousand. During the first nine months of 2021, the Company had a one-time lease termination fee of $200 thousand.

For the nine-month period ended September 30, 2021, total noninterest expenses increased by $558 thousand compared to the same period in 2020, primarily due to employee and branch costs associated with branch expansion. Salary and benefit cost increased by $161 thousand, occupancy and equipment expenses increased by $286 thousand, and data processing expenses increased by $101 thousand from the first nine months of 2020 to 2021. Professional fees increased by $80 thousand which was offset by a decrease in core deposit intangible amortization of $87 thousand from the first nine months of 2020 to 2021.

In total, income before taxes increased by $3.4 million over the first nine months of 2021 compared to the first nine months of 2020. Income tax expense increased by $719 thousand over the prior year, resulting in an increase in net income of $2.6 million for the nine months ended September 30, 2021, compared to the same period in 2020.

Financial Condition

Total assets increased by $124.8 million, or 14.59%, to $980.2 million at September 30, 2021 from $855.4 million at December 31, 2020. The increase in total assets during the first nine months of 2021 mainly related to increases in deposits of $122.8 million.

Total loans increased during the first nine months of 2021 by $22.0 million, or 3.32%, to $686.1 million at September 30, 2021 compared to $664.1 million at December 31, 2020. The increases in loan balances can be attributed to organic loan growth of $36.9 million during the first nine months of 2021, offset by a decrease in SBA-PPP loans of $13.4 million. Gross loans as of September 30, 2021 included $40.8 million in remaining SBA-PPP loans, and net deferred fees of $3.0 million.

Investment securities increased by $73.9 million during the first nine months of 2021 to $107.4 million at September 30, 2021 from $33.5 million at December 31, 2020. The increase in the first nine months of 2021 was the result of $91.5 million in purchases, offset by sales of $8.6 million, paydowns of $5.5 million, and call/maturities of $2.2 million.

Total deposits increased by $122.8 million, or 16.24%, to $878.3 million at September 30, 2021 from $755.5 million at December 31, 2020. Total deposits increased by $164.3 million, or 23.00%, from September 30, 2020 to September 30, 2021. The increases in deposit balances came as a result of the Bank’s participation in the SBA-PPP program, government stimulus programs, branch expansion into new markets, and growth in our existing locations. Total increases for the first nine months of 2021 included a $59.2 million increase in noninterest bearing deposits, while interest bearing deposits increased by $63.5 million over the same time period. The increase in interest bearing deposits was due to an $9.4 million increase in interest-bearing demand deposits, a $30.7 million increase in money markets, a $21.1 million increase in saving accounts, and a $2.3 million increase in time deposits.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.30% at September 30, 2021 compared to 0.73% at September 30, 2020. The allowance for loan losses at September 30, 2021 was approximately 0.81% of total loans, compared to 0.71% at September 30, 2020. The allowance ratio excluding $37.8 million of SBA-PPP loans would have been 0.86% at September 30, 2021.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $4.80 million at December 31, 2020 to $2.06 million at September 30, 2021. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at September 30, 2021 and December 31, 2020.

Nonaccrual loans decreased from $4.80 million at December 31, 2020 to $2.06 million at September 30, 2021. Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. The following table summarizes nonperforming assets:

(dollars in thousands)	September 30,	December 31,
	2021	2020
Nonperforming Assets
Nonaccrual loans	$2,059	$4,803
Loans past due 90 days or more and still accruing interest
Total nonperforming loans	2,059	4,803
Foreclosed assets	-	-
Total nonperforming assets	$2,059	$4,803

Nonperforming assets to total assets	0.21%	0.56%
Nonperforming loans to total loans	0.30%	0.72%

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

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

At September 30, 2021, there was a recorded investment in impaired loans of $5.9 million, of which, $3.1 million had a related allowance of $157 thousand and the remaining $2.8 million had no related allowance. Impaired loans at December 31, 2020 totaled $6.2 million, of which $3.6 million required specific reserves of $192 thousand.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(dollars in thousands)	September 30,	September 30,	December 31,
	2021	2020	2020
Total loans outstanding at end of period	$686,117	$677,737	$664,095

Allowance for loan losses, beginning of period	$4,900	$3,893	$3,893

Charge offs:
Construction & development	-	(8)	(8)
Farmland	-	-	-
Residential	-	(48)	(48)
Commercial mortgage	-	(61)	(61)
Commercial & agricultural	(8)	(14)	(37)
Consumer & other	(73)	(106)	(148)
Total charge-offs	(81)	(237)	(302)

Recoveries:
Construction & development	3	4	4
Farmland	-	-	-
Residential	2	11	11
Commercial mortgage	61	65	65
Commercial & agricultural	53	2	6
Consumer & other	36	29	34
Total recoveries	155	111	120
Net (charge-offs) recoveries	74	(126)	(182)

Provision for allowance	576	1,027	1,189
Allowance for loan losses at end of period	$5,550	$4,794	$4,900

Ratios:
Allowance for loan losses to loans at end of period	0.81%	0.71%	0.74%
Net (charge-offs) recoveries to allowance for loan losses	1.33%	(2.63%)	(3.71%)
Net (charge-offs) recoveries to provisions for loan losses	12.85%	(12.27%)	(15.31%)

Certain types of loans, such as option ARM (adjustable-rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2021 totaled $3.7 million, or 0.54% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity increased by $3.3 million, or 3.85%, to $88.4 million at September 30, 2021 from $85.1 million at December 31, 2020. The increase was due to earnings of $6.8 million offset by dividend payments of $1.6 million, stock repurchases of $956 thousand, and a $1.0 million increase in accumulated other comprehensive losses due to unrealized losses on investment securities. Book value increased from $14.08 per share at December 31, 2020 to $14.78 per share at September 30, 2021.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at September 30, 2021. The Bank had no balances outstanding on these lines as of September 30, 2021 and December 31, 2020, respectively. In addition, the Bank has the ability to borrow up to approximately $226.7 million from the FHLB, subject to the pledging of collateral. The Bank had long-term FHLB advances of $10.0 million outstanding at September 30, 2021 and December 31, 2020, respectively.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 22.8% and 15.0% for the periods ended September 30, 2021 and December 31, 2020, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2021, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2021, Parkway’s equity to asset ratio was 9.02% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $1.6 million, and had $956 thousand of stock repurchases for the first nine months of 2021.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the third quarter of 2021.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 7/1 through 7/31	-	$-	-	137,500
Purchased 8/1 through 8/31	19,175	$12.25	19,175	118,325
Purchased 9/1 through 9/30	15,000	$12.30	15,000	103,325
Total during third quarter 2021	34,175	$12.27	34,175

(1)

On February 17, 2021, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2023.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Part II.  Other Information

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 15, 2021	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer