Form 10-K
period 2021-12-31
Parkway Acquisition Corp.
filed 2022-03-25
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $67,107,276

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,620,716 shares of Common Stock as of March 25, 2022

DOCUMENTS INCORPORATED BY REFERENCE

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty five full-service banking offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

For purposes of this annual report on Form 10-K, all information herein as of and for periods prior to July 1, 2018 reflects the operations of Parkway prior to the Great State merger.  Unless this report otherwise indicates or the context otherwise requires, all references to “Parkway” or the “Company” as of and for periods subsequent to July 1, 2018 refer to the combined company and its subsidiary as a combined entity after the Great State merger, and all references to “Parkway” or the “Company” as of and for periods prior to July 1, 2018 are references to Parkway and its subsidiary as a combined entity prior to the merger.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 74.58% of the interest earning assets of the Bank at December 31, 2021, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2021, the Bank had 43.65% of the loan portfolio in single and multi-family housing, 33.66% in non-farm, non-residential real estate loans, 3.66% in farm related real estate loans, and 6.48% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 9.21% of the portfolio at December 31, 2021. Consumer and other loans make up approximately 3.34% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and certificates of deposit in denominations of $250,000 or less to be core deposits. These accounts comprised approximately 95.81% of the Bank’s total deposits at December 31, 2021. Certificates of deposit in excess of the FDIC insured limit of $250,000 represented the remaining 4.19% of deposits at December 31, 2021.

Market Area

The Bank’s primary market area consists of:

●	all of Grayson County, Virginia
●	all of Floyd County, Virginia
●	all of Carroll County, Virginia
●	all of Wythe County, Virginia
●	all of Pulaski County, Virginia
●	all of Montgomery County, Virginia
●	portions of Roanoke County, Virginia
●	all of Alleghany County, North Carolina
●	all of Ashe County, North Carolina
●	all of Burke County, North Carolina
●	all of Caldwell County, North Carolina
●	all of Catawba County, North Carolina
●	all of Cleveland County, North Carolina
●	all of Davie County, North Carolina
●	all of Watauga County, North Carolina
●	all of Wilkes County, North Carolina
●	all of Yadkin County, North Carolina
●	the City of Galax, Virginia
●	the City of Radford, Virginia
●	the City of Salem, Virginia
●	the City of Roanoke, Virginia

Grayson, Carroll, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $33,575 in the City of Galax, to a high of $44,835 in Yadkin County, based upon 2019 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, as well as the City of Radford, while largely rural, are more economically diverse.  Montgomery County is home to Virginia Tech, Watauga County is home to Appalachian State University, the City of Radford is home to Radford University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region.  Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets.  The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $36,297 in the City of Radford, to a high of $60,434 in Davie County, according to the 2019 census data.  The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $44,230 in Roanoke City, to a high of $68,948 in Roanoke County, based on 2019 census data.

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

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-state banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

At December 31, 2021, the Company had 224 total employees representing 219 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Federal banking regulators have adopted rules effective January 1, 2015, to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rules required the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets.  As fully phased in effective January 1, 2019, these rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2021, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

The CBLR framework was available for banks to use in their December 31, 2021, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting changes under the Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2021 and 2020, the Company met the requirements for being classified as “well capitalized.”

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2021, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

In November 2021, the federal banking agencies approved a final rule that, among other things, would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of December 31, 2021, the Bank had outstanding 809 SBA-PPP loans totaling $24.5 million.

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

In addition, the CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In October 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. The interim final rules provide that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. The leverage ratio requirement increases to 8.5% effective January 1, 2021 and 9% effective January 1, 2022. The final rules also establish a two-quarter grace period for qualifying community banking organizations who fail to meet the qualifying criteria, including the leverage ratio, so long as the banking organization maintains a leverage ratio of 7% or greater effective the second quarter of 2020, 7.5% effective January 1, 2021, and 8% effective January 1, 2022.

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

We are directly and indirectly affected by fluctuations in market conditions, which are subject to rapid or unpredictable change. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, inflation, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, significantly contributed to rising unemployment and negatively impacted consumer and business spending. While the spread of COVID-19 decreased substantially throughout the spring and summer of 2021 and restrictive measures taken by governments, businesses, and individuals were lifted or eased, the spread of new, more transmissible variants has resulted in continued economic disruption and uncertainty, interest rate and monetary policy impacts, and trade and supply chain disruption.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as SBA-PPP. Under the SBA-PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the SBA-PPP. The SBA-PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the SBA-PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP, which exposes us to potential risks relating to noncompliance with the SBA-PPP. Since then, the SBA and the U.S. Department of Treasury have provided additional guidance and clarity on the SBA-PPP through the issuance of over 20 interim final rules implementing the SBA-PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the SBA-PPP was exhausted. The SBA-PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the SBA-PPP, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven. Many of the provisions of the CARES Act, including the availability of SBA-PPP loans, were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020. As of December 31, 2021, we had 809 SBA-PPP loans outstanding with an outstanding principal balance of $26.3 million, less unearned net fees of $1.8 million.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2021, the Company had $597.8 million of such loans outstanding, or 87.45% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or endemics and other adverse external events could have a significant adverse impact on business operations of the Company, third parties who perform operational services for the Company or the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, create economic or market uncertainty, negatively impact consumer confidence, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although the Company’s management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

As of December 31, 2021, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on Parkway and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

Further, as a result of the financial crisis and related global economic downturn that began in 2008, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law and has increased our compliance costs in the short term. With the Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. The ultimate impact of current or future legislation on our businesses and results of operations, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate.  In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

At this time, it is not possible predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of any such alternatives may be on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management.  Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2821	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office - 2145 Roanoke Street, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 532 East Main Street, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-477-7010	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory – Mountain View Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Hickory – Viewmont Office – 1625 North Center Street, Hickory, NC	828-578-7499	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases an administrative office in the town of Wilkesboro, North Carolina. The Bank purchased an existing vacant building in Pulaski, Virginia in May of 2019. The Bank anticipates opening this building as a full service branch facility in the future. The Bank purchased land in Christiansburg, Virginia in January of 2020. The Bank is currently constructing a full service branch banking facility on the property and anticipates opening of this location in the 2nd quarter of 2022. The Bank purchased an existing vacant building in Blacksburg, Virginia in August of 2021. The Bank anticipates opening this building as a full service branch facility in the 4th quarter of 2022.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.” As of March 25, 2022, there were 5,620,716 shares of the Company’s common stock outstanding, held by 1,372 shareholders of record.

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

The Company’s ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it.  As a national bank, the Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statutes and regulations.   Furthermore, under Virginia law, the Company may not declare or pay a cash dividend on its capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business.  For additional information on these limitations, see “Item 1.,  Business – Government Supervision and Regulation – Dividends,” above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2021, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance. During 2021, 14,500 restricted stock awards were issued and 8,700 stock awards were issued.

Equity Compensation Plan Information

	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders:
2020 Equity Incentive Plan	-	$-	276,800
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	276,800

(1)	The Company does not have any equity compensation plans that have not been approved by shareholders.

Stock Repurchases

In January 2019, the Board of Directors (“Board”) of the Company approved a stock repurchase plan.  The Board  has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021.  In May 2020 the Board amended the plan to increase the shares by 150,000, bringing the aggregate total to 350,000 shares of common stock.  In January 2021, the Board authorized the extension of the 182,500 shares remaining in the plan to January 2023.  The Company intends to purchase shares periodically through privately negotiated transactions or in the open market in accordance with SEC rules.  The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions.  During 2020, we repurchased 91,500 shares of our common stock under our stock repurchase program at an average cost per share of $11.05 and a total cost of $1.0 million.  During 2021, we repurchased 79,175 shares of our common stock under our stock repurchase program at an average cost per share of $12.07 and a total cost of $956 thousand through the plan.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2021.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan
Purchased 10/1 through 10/31	-	$-	-	103,325
Purchased 11/1 through 11/30	383,584	$13.95	-	103,325
Purchased 12/1 through 12/31	-	$-	-	103,325
Total	-	$-	-

Item 6.	[Reserved]

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-five full-service banking offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC.  Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

Management’s Discussion and Analysis

Parkway had net earnings of $9.5 million for 2021 compared to $5.9 million for 2020. Our strong financial performance in 2021 can be attributed in part to our team’s efforts in the SBA-PPP loan program and solid growth in the bank’s core loan portfolio as well. From its commencement in 2020 through 2021 we originated over $125 million in SBA-PPP loans providing critical funding to businesses throughout our market area and in 2021 we grew our core loans (excluding SBA-PPP balances) at an annualized rate of over 7%. Earnings for the year ended December 31, 2021 represented a return on average assets of 1.01% and a return on average equity of 10.98%, compared to 0.75% and 7.06%, respectively, for the year ended December 31, 2020. The net interest margin was 3.74% in 2021, compared to 3.96% in 2020. The net interest margin continued to decline during 2021 due to historically low interest rates and increasingly competitive loan pricing. As we look to 2022, we expect continued pressure on our net interest margin as the SBA-PPP program winds down and the Federal Reserve maintains its accommodative monetary policy. Increases in the federal funds rate however, could have a positive impact on margins as the year 2022 progresses.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

●	any required increase in our regulatory capital ratios;
●	inflation, interest rate levels and market and monetary fluctuations;
●	the difficult market conditions in our industry;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
●	applicable laws and regulations and legislative or regulatory changes;
●	the timely development and acceptance of new products and services of the Company;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
●	the financial condition of the Company’s borrowers and lenders;
●	the Company’s success in gaining regulatory approvals, when required;
●	technological and management changes;
●	the Company’s ability to implement its growth and acquisition strategies;
●	the Company’s critical accounting policies and the implementation of such policies;
●	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions and branch expansion;
●	changes in consumer spending and saving habits;
●	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations;
●	the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions;
●	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
●	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime; and,
●	the Company’s success at managing the risks involved in the foregoing.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2021 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2021			2020			2019

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$44,227	$88	0.20%	$45,758	$214	0.47%	$19,082	$288	1.51%
Federal funds sold	37,365	44	0.12%	639	3	0.47%	9,413	249	2.65%
Investment securities	96,020	1,535	1.60%	32,976	757	2.30%	42,915	1,088	2.54%
Loans [1,2]	687,587	33,089	4.81%	634,755	30,770	4.85%	548,611	29,177	5.32%
Total	865,199	34,756		714,128	31,744		620,021	30,802
Yield on average interest-earning assets			4.02%			4.45%			4.97%
Non interest-earning assets:
Cash and due from banks	12,634			10,211			8,364
Premises and equipment	28,342			26,044			21,383
Interest receivable and other	39,299			38,130			37,310
Allowance for loan losses	(5,296)			(4,474)			(3,768)
Unrealized gain/(loss) on securities	(569)			530			(263)
Total	74,410			70,441			63,026
Total assets	$939,609			$784,569			$683,047

Interest-bearing liabilities:
Demand deposits	$197,835	298	0.15%	$145,068	328	0.23%	$128,645	301	0.23%
Savings deposits	172,847	198	0.11%	138,344	415	0.30%	124,441	389	0.31%
Time deposits	195,008	1,847	0.95%	192,519	2,604	1.35%	184,501	2,162	1.17%
Borrowings	9,862	86	0.87%	12,894	93	0.72%	3,077	17	0.55%
Total	575,552	2,429		488,825	3,440		440,664	2,869
Cost on average interest-bearing liabilities			0.42%			0.70%			0.65%

Non interest-bearing liabilities:
Demand deposits	273,393			208,530			160,858
Interest payable and other	4,298			4,038			2,913
Total	277,691			212,568			163,771
Total liabilities	853,243			701,393			604,435

Stockholder's equity:	86,366			83,176			78,612
Total liabilities and stockholder's equity	$939,609			$784,569			$683,047

Net interest income		$32,327			$28,304			$27,933

Net yield on interest-earning assets			3.74%			3.96%			4.51%

1  Includes nonaccural loans

2  Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2021 Compared to 2020			2020 Compared to 2019
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$(126)	$(119)	$(7)	$(74)	$72	$(146)
Federal funds sold	41	-	41	(246)	(115)	(131)
Investment securities	778	(147)	925	(331)	(96)	(235)
Loans	2,319	(221)	2,540	1,593	(2,059)	3,652
Total	3,012	(487)	3,499	942	(2,198)	3,140

Interest-bearing liabilities:
Demand deposits	(30)	334	(364)	27	(10)	37
Savings deposits	(217)	(364)	147	26	(15)	41
Time deposits	(757)	(791)	34	442	345	97
Borrowings	(7)	56	(63)	76	7	69
Total	(1,011)	(765)	(246)	571	327	244
Net interest income	$4,023	$278	$3,745	$371	$(2,525)	$2,896

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

For the year ended December 31, 2021 total interest income increased by $3.0 million compared to the year ended December 31, 2020. The increase in interest income in 2021 was primarily due to organic loan growth in new and existing markets and the $3.8 million recognized in SBA-PPP related fees during 2021; however, yields were negatively impacted by the exceptionally low interest rate environment as well as continual competitive pressure on loan rates. As a result, interest income on loans increased by $2.3 million in 2021 compared to $1.6 million in 2020. Accretion of purchased loan discounts increased interest income by $940 thousand in 2021 compared to $1.2 million in 2020, representing a decrease of $259 thousand. The increases in interest income on investment securities was due to the $63.0 million increase in average investment securities due to investment purchases during 2021. The decrease in interest income on federal funds sold and interest-bearing deposits in banks were due to the impact of lower short term interest rates. Interest expense on deposits decreased by $1.0 million for the year ended December 31, 2021 compared to the same period last year, reflecting rate reductions in deposit offerings, despite the $89.8 million increase in average interest-bearing deposits from 2020 to 2021. A significant portion of the growth in interest-bearing deposits year-over-year is attributed to increased balances held by customers during the pandemic and government stimulus programs, new relationships developed from the SBA-PPP program, as well as organic growth in new and existing markets during 2021.

Management’s Discussion and Analysis

Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $108 thousand in 2021, compared to $189 thousand in 2020, representing a decrease of $81 thousand. The effects of changes in volumes and rates on net interest income in 2021 compared to 2020, and 2020 compared to 2019 are shown in Table 2.

The aforementioned factors led to an increase in net interest income of $4.0 million or 14.21% for 2021 as compared to 2020. The net yield on interest-earning assets decreased by 22 basis points to 3.74% in 2021 compared to 3.96% in 2020.

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

The provision for loan losses was $723 thousand for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020.  The decrease in loan loss provisions from 2020 to 2021 despite the overall growth in the loan portfolio was due to the improvement in credit quality on the loan portfolio and the reduction of past due loans and nonperforming loans from 2020 to 2021, as well as net recoveries of $54 thousand in 2021 compared to net charge offs of $182 thousand in 2020.

The allowance for loan losses for SBA-PPP loans remaining at December 31, 2021 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

The reserve for loan losses at December 31, 2021 was approximately 0.83% of total loans, compared to 0.74% at December 31, 2020. Management’s estimate of probable credit losses inherent in the acquired Great State and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2021 and 2020, the remaining unaccreted discount on the acquired loan portfolios totaled $1.0 million and $2.0 million, respectively. Management believes the provision and the resulting allowance for loan losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income increased by $1.3 million in 2021 compared to 2020.  Mortgage origination fees increased by $341 thousand in 2021 compared to 2020.  The mortgage department closed approximately $57.0 million of mortgage loans for the secondary market during 2021 compared to $43.5 million in 2020.  Gains from sales of available-for-sale securities totaled $265 thousand for the year ended December 31, 2021 compared to $315 thousand for the year ended December 31, 2020.  ATM, credit and debit card income increased by $460 thousand from 2020 to 2021 due to increased debit card usage.  Other income increased by $392 thousand from 2020 to 2021 due to the recognition of a one-time lease termination fee of $200 thousand and the recognition of a one-time $193 thousand incentive bonus on a contract renegotiation with a service provider.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2021	2020

Service charges on deposit accounts	$1,541	$1,441
Increase in cash value of life insurance	446	449
Life insurance income	-	-
Mortgage originations fees	1,061	720
Safe deposit box rental	88	90
Gain on securities	265	315
ATM, credit and debit card income	2,073	1,613
Merchant services income	182	191
Investment services income	60	35
Exchange income	203	186
Other income	649	257
Total noninterest income	$6,568	$5,297

Other Expense

The major components of noninterest expense for the past two years are illustrated in Table 4.

Total noninterest expenses increased by $1.2 million, or 4.66% for the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to employee and branch costs associated with branch expansion into new North Carolina markets. Salary and benefit cost increased by $77 thousand from December 31, 2020 to December 31, 2021.  Occupancy and equipment expenses increased by $378 thousand and data processing expenses increased by $261 thousand from 2020 to 2021, due to the branch expansion.  FDIC/OCC assessments increased by $226 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the deposit growth experience during 2021.  This increase was partially offset by a decrease in amortization of core deposit intangibles of $116 thousand for the year ended December 31, 2021, compared to same period in 2020. Professional fees increased by $177 thousand primarily due to increased fees paid for accounting and consulting services.  Other expenses increased by $147 thousand in the year over year comparison, which includes a $44 thousand prepayment fee incurred on the paydown of $5.0 million in FHLB advances in the fourth quarter of 2021.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2021	2020

Salaries & wages	$11,251	$11,347
Share-based compensation	155	-
Employee benefits	3,274	3,256
Total personnel expense	14,680	14,603

Director fees	368	361
Occupancy expense	1,676	1,596
Data processing expense	2,026	1,765
Other equipment expense	1,175	1,029
FDIC/OCC assessments	609	383
Insurance	156	138
Professional fees	639	462
Advertising	702	683
Postage & freight	458	429
Supplies	196	279
Franchise tax	499	505
Telephone	390	370
Travel, dues & meetings	435	418
ATM/EFT expense	767	615
Foreclosure expenses	-	2
Core deposit intangible amortization	595	711
Other expense	896	749
Total noninterest expense	$26,267	$25,098

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 67.53% in 2021 and 74.69% in 2020.

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

Income tax expense (substantially all Federal) was $2.4 million in 2021 and $1.4 million in 2020, resulting in effective tax rates of 20.4% and 19.8%, respectively. The increase in income tax expense of $978 thousand in 2021 was primarily due to the increase in income before taxes of $4.6 million in 2021 compared to 2020.

Net deferred tax assets of $1.1 million, and $1.0 million existed at December 31, 2021 and 2020 respectively. At December 31, 2021, net deferred tax assets included $392 thousand of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $176 thousand of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Management’s Discussion and Analysis

Analysis of Financial Condition

Average earning assets increased 21.15% from 2020 to 2021 due to asset growth primarily reflected in increased loans and investment securities, and higher liquid asset balances due to average deposit growth of $154.6 million. Total earning assets represented 92.08% of total average assets in 2021 and 91.02% in 2020. The mix of average earning assets changed from 2020 to 2021 as average loans increased by $52.8 million, or 8.32%, and average investment securities increased by $63.0 million, or 191.18%. Average federal funds sold and average deposits in banks increased by $35.2 million, or 75.86%, from 2020 to 2021.

Table 5. Average Asset Mix (dollars in thousands)

	2021		2020
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$687,587	73.18%	$634,755	80.91%
Investment securities	96,020	10.22%	32,976	4.20%
Federal funds sold	37,365	3.97%	639	0.08%
Deposits in other banks	44,227	4.71%	45,758	5.83%
Total earning assets	865,199	92.08%	714,128	91.02%

Non earning assets:
Cash and due from banks	12,634	1.34%	10,211	1.30%
Premises and equipment	28,342	3.02%	26,044	3.32%
Other assets	39,299	4.18%	38,130	4.86%
Allowance for loan losses	(5,296)	-0.56%	(4,474)	-0.57%
Unrealized gain (loss) on securities	(569)	-0.06%	530	0.07%
Total nonearning assets	74,410	7.92%	70,441	8.98%
Total assets	$939,609	100.00%	$784,569	100.00%

Average loans for 2021 represented 73.18% of total average assets compared to 80.91% in 2020. Average federal funds sold increased from 0.08% to 3.97% of total average assets while deposits in other banks decreased from 5.83% to 4.71% of total average assets over the same time period. Average investment securities increased from 4.20% in 2020 to 10.22% of total average assets in 2021. The balances of nonearning assets to total average assets decreased from 8.98% to 7.92%.

Management’s Discussion and Analysis

Loans

Average loans totaled $687.6 million for the year ended December 31, 2021.  This represents an increase of 8.32% from the average of $634.8 million for 2020.  The increase was primarily due to organic growth in new and existing markets during as well as continued participation in SBA-PPP lending during 2021.

The loan portfolio consists primarily of real estate and commercial loans, including SBA-PPP loans. These loans accounted for 96.31% of the total loan portfolio at December 31, 2021. This is down from the 96.97% that the two categories maintained at December 31, 2020. The amount of loans outstanding by type at December 31, 2021 and 2020 and the maturity distribution for variable and fixed rate loans as of December 31, 2021 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%

Construction and development	$44,252	6.48%	$46,053	6.93%
Residential, 1-4 families	240,359	35.16%	229,706	34.59%
Residential, 5 or more families	58,054	8.49%	50,187	7.56%
Farm land	25,026	3.66%	32,449	4.89%
Nonfarm, nonresidential	230,071	33.66%	203,886	30.70%
Total real estate	597,762	87.45%	562,281	84.67%

Agricultural	2,420	0.35%	3,127	0.47%
Commercial	36,022	5.27%	30,536	4.60%
SBA-PPP	24,528	3.59%	51,118	7.70%
Consumer	7,292	1.07%	7,127	1.07%
Other	15,508	2.27%	9,906	1.49%
Total	$683,532	100.00%	$664,095	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2021 (dollars in thousands)

		Commercial,	Consumer
	Real	Agricultural &	Consumer &	Total
	Estate	SBA-PPP	Other	Amount	%

Fixed rate loans:
One year or less	$15,494	$2,354	$6,613	$24,461	3.58%
Over one to five years	79,424	41,085	8,853	129,362	18.93%
Over five years to 15 years	39,337	4,191	2,946	46,474	6.80%
Over 15 years	5,095	2	9	5,106	0.75%
Total fixed rate loans	$139,350	$47,632	$18,421	$205,403	30.06%

Variable rate loans:
One year or less	$12,391	$6,495	$343	$19,229	2.81%
Over one to five years	17,894	903	3,440	22,237	3.25%
Over five years to 15 years	133,060	7,525	296	140,881	20.61%
Over 15 years	295,067	415	300	295,782	43.27%
Total variable rate loans	$458,412	$15,338	$4,379	$478,129	69.94%

Total loans:
One year or less	$27,885	$8,849	$6,956	$43,690	6.39%
Over one to five years	97,318	41,988	12,293	151,599	22.18%
Over five years to 15 years	172,397	11,716	3,242	187,355	27.41%
Over 15 years	300,162	417	309	300,888	44.02%
Total loans	$597,762	$62,970	$22,800	$683,532	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.  On average, loans yielded 4.81% in 2021 compared to an average yield of 4.85% in 2020.  The decrease in loan yields was due to increasing competition in our markets for loans, in addition to a generally lower interest rate environment and the low rate on SBA-PPP loans, which was partially offset by the fee income earned on the SBA-PPP loans, as well as a reduction in the overall impact of purchase accounting adjustment as the accretion of purchase loan discounts decreased by $259 thousand during 2021.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2021 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Management’s Discussion and Analysis

The total amortized cost of investment securities increased by approximately $98.8 million from December 31, 2020 to December 31, 2021, while the average balance of investment securities carried throughout the year increased by approximately $63.0 million from 2020 to 2021. The average yield of the investment portfolio decreased to 1.60% for the year ended December 31, 2021 compared to 2.30% for 2020.

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2021
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/21	Market Value 12/31/21	Book Value 12/31/20	Book Value 12/31/19
Investment securities:
U.S. Government agencies	$-	$-	$6,250	$14,083	$20,333	$20,149	$-	$-
Mortgage-backed securities	-	2,004	14,437	47,996	64,437	63,311	15,212	19,540
Corporate securities	-	1,500	-	-	1,500	1,500	1,500	1,500
State and municipal securities	2,801	1,270	8,935	32,308	45,314	44,755	16,059	11,777
Total	$2,801	$4,774	$29,622	$94,387	$131,584	$129,715	$32,771	$32,817

Weighted average yields (1):
U.S. Government agencies	0.00%	0.00%	1.39%	1.81%	1.68%
Mortgage-backed securities	0.00%	2.00%	1.36%	1.36%	1.38%
Corporate securities	0.00%	1.65%	0.00%	0.00%	1.65%
State and municipal securities	2.42%	4.00%	1.49%	2.24%	2.16%
Total	2.42%	2.42%	1.41%	1.73%	1.70%

(1)	Weighted average yields on investment securities are based on amortized cost and are calculated on a tax equivalent basis.

Deposits

The Company relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets.  More specifically, core deposits (total deposits less certificates of deposit in denominations of more than $250,000) are the primary funding source.  The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.  The Company’s management must continuously monitor market pricing, competitor’s rates, and the internal interest rate spreads to maintain the Company’s growth and profitability.  The Company attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Company.

Average total deposits for the year ended December 31, 2021 amounted to $839.1 million, which was an increase of $154.6 million, or 22.59% from 2020.  A significant portion of the increase is attributed to increased balances held by customers during the pandemic, new relationships developed from the SBA-PPP program, as well as organic growth in new and existing markets.  Average core deposits totaled $801.0 million in 2021 representing a 23.41% increase over the $649.0 million in 2020.  The percentage of the Company’s average deposits that are interest-bearing decreased to 67.4% in 2021 compared to 69.5% in 2020.  This decrease is due to the average demand deposits, which earn no interest, increasing 31.10% from $208.5 million in 2020 to $273.4 million in 2021.  Average deposits for the periods ended December 31, 2021 and 2020 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2021			December 31, 2020
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$113,840	13.6%	0.09%	$86,696	12.7%	0.12%
Money market	83,995	10.0%	0.23%	58,372	8.5%	0.39%
Savings	172,847	20.6%	0.11%	138,344	20.2%	0.30%
Individual retirement accounts	46,088	5.5%	1.04%	44,044	6.4%	1.19%
CD’s $250,000 or less	110,825	13.2%	0.94%	113,037	16.5%	1.34%
CD’s greater than $250,000	38,095	4.5%	0.87%	35,438	5.2%	1.60%
Total interest-bearing deposits	565,690	67.4%	0.41%	475,931	69.5%	0.70%
Noninterest-bearing deposits	273,393	32.6%	0.00%	208,530	30.5%	0.00%
Total deposits	$839,083	100.0%	0.28%	$684,461	100.0%	0.49%

The average balance of certificates of deposit issued in denominations of more than $250,000 increased by $2.7 million, or 7.50%, for the year ended December 31, 2021 compared to December 31, 2020. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan and investment securities growth in 2021 was primarily funded through core deposit growth, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes.

Estimated uninsured deposits totaled $279.3 million at December 31, 2021.  Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits. Table 10 provides maturity information relating to uninsured time deposits at December 31, 2021.

Table 10. Estimated Uninsured Time Deposits Maturities (dollars in thousands)

Estimated Uninsured Time Deposits at December 31, 2021:

Remaining maturity of three months or less	$7,121
Remaining maturity over three months through six months	11,712
Remaining maturity over six months through twelve months	13,290
Remaining maturity over twelve months	9,152
Total estimated uninsured time deposits	$41,275

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $85.2 million at December 31, 2021 compared to $85.1 million at December 31, 2020. The increase of $88 thousand was due to earnings of $9.5 million, plus share-based compensation of $155 thousand, less other comprehensive losses of $1.6 million, less common stock repurchases of $6.3 million, and the payment of dividends of $1.6 million. Book value increased from $14.08 per share at December 31, 2020 to $15.20 per share at December 31, 2021.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.23% as of December 31, 2021.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2021	2020

Tier 1 Capital	$84,900	$79,240
Unrealized gains on AFS preferred stock	-	-
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	5,717	4,936
Total regulatory capital	$90,617	$84,176
Total risk-weighted assets	$740,706	$642,612

Tier 1 capital as a percentage of risk-weighted assets	11.5%	12.3%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	11.5%	12.3%
Total regulatory capital as a percentage of risk-weighted assets	12.2%	13.1%
Leverage ratio*	8.6%	9.5%

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

Table 12 provides information about the allowance for loan losses, nonperforming assets and loans past due 90 days or more and still accruing as of December 31, 2021 and 2020.

Table 12. Loan Loss Data (dollars in thousands)

	2021	2020

Allowance for loan losses	$5,677	$4,900
Total loans	$683,532	$664,095
Allowance for loan losses to total loans	0.83%	0.74%

Nonperforming loans:
Nonaccrual loans	$1,320	$4,803
Restructured loans	3,167	3,844
Purchased credit-impaired loans on accrual status	103	116
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,590	8,763
Foreclosed assets	-	-
Total nonperforming assets	$4,590	$8,763

Total nonperforming loans as a percentage to total loans	0.67%	1.32%
Total allowance for loan losses to nonperforming loans	123.68%	55.92%
Total nonperforming assets as a percentage to total assets	0.46%	1.02%
Total nonaccrual loans as a percentage to total loans	0.19%	0.72%
Total allowance for loan losses to nonaccrual loans	23.25%	98.02%

Total nonperforming loans were 0.67% and 1.32% of total outstanding loans as of December 31, 2021 and 2020, respectively.  The majority of the decrease in nonaccrual loans from 2021 to 2020 came in the “farmland” category as a result of one large credit returning to accrual status in 2021.  Nonaccrual loans in this category decreased by $3.8 million.  Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2021 and 2020, interest income recognized on loans in nonaccrual status was approximately $39 thousand and $46 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $104 thousand and $210 thousand, respectively for the years ended December 31, 2021 and 2020.

Restructured loans represent troubled debt restructurings (“TDRs”) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2020 to 2021 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

There were no foreclosed assets in 2021 or 2020. More information on nonperforming assets and loan modifications in response to COVID-19 can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in the company’s 2021 Annual Report.

Management’s Discussion and Analysis

As of December 31, 2021 and 2020 we had loans with a current principal balance of $10.9 million and $15.1 million rated “Watch” or “Special Mention”.  The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating.  Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”.  Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”.  As of December 31, 2021, potential problem loans classified as substandard totaled $6.0 million compared to $11.9 million at December 31, 2020.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned.  As of December 31, 2021 loans past due 30-89 days and still accruing totaled $346 thousand compared to $622 thousand at December 31, 2020.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2021 totaled $3.8 million, or 0.55% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses.  Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves.  Bank regulators also periodically review the Bank’s loans and other assets to assess their quality.  Loans deemed uncollectible are charged to the allowance.  Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.  The reserve for loan losses at December 31, 2021 was approximately 0.83% of total loans, compared to 0.74% at December 31, 2020.  Management’s estimate of probable credit losses inherent in the acquired Cardinal Bankshares Corporation and Great State loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans.  As of December 31, 2021 and 2020, the remaining unaccreted discount on the acquired loan portfolios totaled $1.0 million and $2.0 million, respectively.  This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

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

Management’s Discussion and Analysis

Table 13 shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances.  The allocation of the allowance for loan losses is detailed in Table 14.

Table 13. Analysis of Net Charge-Offs (dollars in thousands)

	December 31, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$5	$44,437	0.01%
Farmland	-	29,766	0.00%
Residential	2	289,445	0.00%
Commercial mortgage	61	220,897	0.03%
Commercial & agriculture	45	34,457	0.13%
SBA-PPP	-	49,438	0.00%
Consumer & other	(59)	19,147	(0.31%)
Total	$54	$687,587	0.01%

	December 31, 2020
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$(4)	$42,928	(0.01%)
Farmland	-	34,168	0.00%
Residential	(37)	269,646	(0.01%)
Commercial mortgage	4	193,295	0.00%
Commercial & agriculture	(31)	33,301	(0.09%)
SBA-PPP	-	41,973	0.00%
Consumer & other	(114)	19,444	(0.59%)
Total	$(182)	$634,755	(0.03%)

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2021			December 31, 2020
Balance at the end of the period applicable to:	Amount	% of ALL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$484	1.09%	6.48%	$499	1.08%	6.93%
Farmland	315	1.26%	3.66%	406	1.25%	4.89%
Residential	2,521	0.84%	43.65%	2,167	0.77%	42.15%
Commercial mortgage	1,908	0.83%	33.66%	1,421	0.70%	30.70%
Commercial & agriculture	321	0.84%	5.62%	293	0.87%	5.07%
SBA-PPP	-	0.00%	3.59%	-	0.00%	7.70%
Consumer and other	128	0.56%	3.34%	114	0.67%	2.56%
Total	$5,677	0.83%	100.00%	$4,900	0.74%	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2021 and 2020 is as follows:

	2021	2020

Commitments to extend credit	$140,526	$111,778
Standby letters of credit	1,161	1,260
	$141,687	$113,038

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 23.1% at December 31, 2021 compared to 15.0% at December 31, 2020. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2021. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2021 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2021 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$5,986	$-	$-	$-	$5,986
Federal funds sold	95,311	-	-	-	95,311
Investments	2,260	2,071	3,289	122,095	129,715
Loans	113,645	31,026	398,827	140,034	683,532
Total	$217,202	$33,097	$402,116	$262,129	$914,544

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$119,321	$-	$-	$-	$119,321
Money market	103,217	-	-	-	103,217
Savings	187,247	-	-	-	187,247
Time deposits	25,828	76,996	87,510	-	190,334
Borrowings	3,200	-	-	5,000	8,200
Total	$438,813	$76,996	$87,510	$5,000	$608,319

Interest sensitivity gap	$(221,611)	$(43,899)	$314,606	$257,129	$306,225
Cumulative interest sensitivity gap	$(221,611)	$(265,510)	$49,096	$306,225	$306,225
Ratio of sensitivity gap to total earning assets	-24.2%	-4.8%	34.4%	28.1%	33.5%
Cumulative ratio of sensitivity gap to total earning assets	-24.2%	-29.0%	5.4%	33.5%	33.5%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 300 basis points up or down, as of December 31, 2021.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income:

Net interest income	$29,909	$29,875	$30,036	$30,218	$30,384	$30,589	$30,854
Change	$(309)	$(343)	$(182)	$-	$166	$371	$636
Change percentage	-1.02%	-1.14%	-0.60%		0.55%	1.23%	2.10%

Market Value of Equity	$166,274	$140,580	$138,893	$145,246	$146,374	$144,995	$141,059

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

Management’s Discussion and Analysis

Table 17.  Financial Highlights1

	2021	2020	2019	2018	2017
Summary of Operations

Interest income	$34,756	$31,744	$30,802	$26,186	$22,274
Interest expense	2,429	3,440	2,869	1,901	1,474
Net interest income	32,327	28,304	27,933	24,285	20,800
Provision for loan losses	723	1,189	655	325	217
Other income	6,568	5,297	4,915	4,637	4,228
Other expense	26,267	25,098	23,258	22,857	19,280
Income taxes	2,423	1,445	1,780	1,214	3,104
Net income	$9,482	$5,869	$7,155	$4,526	$2,427

Per Share Data

Net income	$1.59	$.97	$1.16	$.81	$.48
Cash dividends declared	.27	.26	.24	.20	.16
Book value	15.20	14.08	13.27	12.17	11.39

Year-end Balance Sheet Summary

Loans, net	$677,855	$659,195	$566,460	$532,970	$421,418
Investment securities	129,715	33,507	32,881	45,428	50,675
Total assets	995,848	855,387	706,290	680,284	547,961
Deposits	898,226	755,528	611,211	601,868	488,441
Stockholders’ equity	85,194	85,106	81,428	75,622	57,182

Selected Ratios

Return on average assets	1.01%	0.75%	1.05%	0.75%	0.44%
Return on average equity	10.98%	7.06%	9.10%	7.02%	4.28%
Dividend payout ratio	17.13%	26.96%	20.74%	24.81%	33.09%
Average equity to average assets	9.19%	10.60%	11.51%	10.66%	10.32%

1      In thousands of dollars, except per share data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Parkway Acquisition Corp. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parkway Acquisition Corp. and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 4 and Note 5 to the Company’s financial statements, the Company’s loan portfolio and associated allowance for loan losses (the “Allowance”) totaled $683.5 million and $5.7 million, respectively, at December 31, 2021. As described in Note 1 and Note 5 to the financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan losses related to the Company’s loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

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

●	We performed analytical procedures to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 1995.

Charlotte, North Carolina

March 25, 2022

Consolidated Balance Sheets

December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Assets

Cash and due from banks	$14,349	$10,009
Interest-bearing deposits with banks	5,986	84,863
Federal funds sold	95,311	817
Investment securities available for sale	129,715	33,507
Restricted equity securities	1,971	2,416
Loans, net of allowance for loan losses of $5,677 at December 31, 2021 and $4,900 at December 31, 2020	677,855	659,195
Cash value of life insurance	18,750	18,304
Properties and equipment, net	30,856	26,591
Accrued interest receivable	2,363	2,355
Core deposit intangible	1,764	2,359
Goodwill	3,257	3,257
Deferred tax assets, net	1,122	1,019
Other assets	12,549	10,695
	$995,848	$855,387

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$298,107	$231,852
Interest-bearing	600,119	523,676
Total deposits	898,226	755,528

Borrowings	8,200	10,000
Accrued interest payable	73	124
Other liabilities	4,155	4,629
	910,654	770,281

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,606,216 and 6,045,775 issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Surplus	33,588	39,740
Retained earnings	53,745	45,887
Accumulated other comprehensive loss	(2,139)	(521)
	85,194	85,106
	$995,848	$855,387

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2021 and 2020

(dollars in thousands except share amounts)	2021	2020

Interest income
Loans and fees on loans	$33,089	$30,770
Interest-bearing deposits with banks	88	214
Federal funds sold	44	3
Interest on taxable securities	1,372	609
Interest on nontaxable securities	53	21
Dividends	110	127
	34,756	31,744
Interest expense
Deposits	2,343	3,347
Interest on borrowings	86	93
	2,429	3,440
Net interest income	32,327	28,304

Provision for loan losses	723	1,189
Net interest income after provision for loan losses	31,604	27,115

Noninterest income
Service charges on deposit accounts	1,541	1,441
Other service charges and fees	2,606	2,115
Net realized gains on securities	265	315
Mortgage origination fees	1,061	720
Increase in cash value of life insurance	446	449
Other income	649	257
	6,568	5,297
Noninterest expenses
Salaries and employee benefits	14,680	14,603
Occupancy and equipment	3,618	3,240
Foreclosed asset expense, net	-	2
Data processing expense	2,026	1,765
FDIC Assessments	430	233
Advertising	702	683
Bank franchise tax	499	505
Director fees	368	361
Professional fees	639	462
Telephone expense	390	370
Core deposit intangible amortization	595	711
Other expense	2,320	2,163
	26,267	25,098
Income before income taxes	11,905	7,314

Income tax expense	2,423	1,445

Net income	$9,482	$5,869
Basic earnings per share	$1.59	$0.97
Weighted average shares outstanding	5,978,706	6,075,819
Dividends declared per share	$0.27	$0.26

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Net Income	$9,482	$5,869

Other comprehensive income

Net change in pension reserve:
Change in pension reserve during the year	558	(162)
Tax related to change in pension reserve	(117)	34

Unrealized gains on investment securities available for sale:
Unrealized gains (losses) arising during the year	(2,340)	987
Tax related to unrealized (gains) losses	490	(207)
Reclassification of net realized gains during the year	(265)	(315)
Tax related to net realized gains	56	66

Total other comprehensive income (loss)	(1,618)	403

Total comprehensive income	$7,864	$6,272

Consolidated Statements of Changes in Stockholder's Equity

December 31, 2021 and 2020

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2019	6,137,275	$-	$40,752	$41,600	$(924)	$81,428

Net income	-	-	-	5,869	-	5,869
Other comprehensive income	-	-	-	-	403	403
Dividends paid ($0.26 per share)	-	-	-	(1,582)	-	(1,582)
Common stock repurchased	(91,500)	-	(1,012)	-	-	(1,012)

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	9,482	-	9,482
Other comprehensive loss	-	-	-	-	(1,618)	(1,618)
Dividends paid ($0.27 per share)	-	-	-	(1,624)	-	(1,624)
Restricted stock Issued	14,500	-	-	-	-	-
Stock awards Issued	8,700	-	-	-	-	-
Share-based compensation	-	-	155	-	-	155
Common stock repurchased	(462,759)	-	(6,307)	-	-	(6,307)

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Consolidated Statements of Cash Flows

Years ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Cash flows from operating activities
Net income	$9,482	$5,869
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,492	1,364
Amortization of core deposit intangible	595	711
Accretion of loan discount and deposit premium, net	(1,048)	(1,388)
Provision for loan loss	723	1,189
Deferred income taxes	327	(141)
Net realized gains on securities	(265)	(315)
Accretion of discount on securities, net of amortization of premiums	360	268
Deferred compensation	16	(3)
Share-based compensation	155	-
Losses on sale of properties and equipment	8	-
Changes in assets and liabilities:
Cash value of life insurance	(446)	(449)
Accrued interest receivable	(8)	(283)
Other assets	(1,424)	(1,413)
Accrued interest payable	(51)	(8)
Other liabilities	(363)	1,161
Net cash provided by operating activities	9,553	6,562

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(117,526)	(17,990)
Sales	8,619	10,739
Maturities/calls/paydowns	9,999	7,344
Redemption (purchases) of restricted equity securities	445	(22)
Net increase in loans	(18,443)	(92,725)
Purchases of property and equipment	(5,825)	(4,518)
Proceeds from sale of property and equipment	60	-
Net cash used in investing activities	(122,671)	(97,172)

Cash flows from financing activities
Net increase in deposits	142,806	144,506
Prepayment of FHLB advances	(5,000)	-
Advance on short-term line of credit	3,200	-
Common stock repurchased	(6,307)	(1,012)
Dividends paid	(1,624)	(1,582)
Net cash provided by financing activities	133,075	141,912
Net increase in cash and cash equivalents	19,957	51,302

Cash and cash equivalents, beginning	95,689	44,387
Cash and cash equivalents, ending	$115,646	$95,689

Consolidated Statements of Cash Flows

Years ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Supplemental disclosure of cash flow information
Interest paid	$2,480	$3,448
Taxes paid	$2,273	$1,873

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain on available for sale securities	$(2,059)	$531
Effect on equity of change in unfunded pension liability	$441	$(128)
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$68

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

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-five full-service banking offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. Parkway is regulated by the Board of Governors of the Federal Reserve System.

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

The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involved principal and/or interest payment deferrals for up to six months.  These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company did not account for such loan modifications as TDRs.  As the COVID-19 pandemic persisted in negatively impacting the economy, the Company offered additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications were granted specifically under Section 4013 of the CARES Act and generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) on behalf of its members issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarified that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification had to be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the CAA.  Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company did not account for such loan modifications as TDRs.

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

The allowance for loan losses for SBA-PPP loans originated during 2021 and 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

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

As of December 31, 2021, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 15 to the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. The annual impairment test was performed for November 1, 2021, with no impairment found on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees.  The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.  Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the years ended December 31, 2021 and 2020 amounted to $1.1 million and $720 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●	ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the years ended December 31, 2021 and 2020 amounted to $2.3 million and $1.8 million, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the years ended December 31, 2021 and 2020 the Company received $60 thousand and $35 thousand, respectively in income from these services.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2021 and 2020 amounted to $702 thousand and $683 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2021 and 2020, there were no dilutive instruments.

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2019	$51	$(975)	$(924)
Other comprehensive income (loss) before reclassifications	780	(128)	652
Amounts reclassified from accumulated other comprehensive loss	(249)	-	(249)
Balance, December 31, 2020	$582	$(1,103)	$(521)

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive income (loss) before
Reclassifications	(1,850)	441	(1,409)
Amounts reclassified from accumulated
Amounts reclassified from accumulated other comprehensive loss	(209)	-	(209)
Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In October 2021, the FASB amended the Business Combinations topic in the Accounting Standards Codification to require entities to apply guidance in the Revenue topic to recognize and measure contract assets and contract liabilities acquired in a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments are applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Board of Governors of the Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020, therefore, there were no required reserve balances as of December 31, 2021 and  December 31, 2020.

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2021
Available for sale:
U.S. Government agencies	$20,333	$7	$(191)	$20,149
Mortgage-backed securities	64,437	208	(1,334)	63,311
Corporate securities	1,500	-	-	1,500
State and municipal securities	45,314	189	(748)	44,755
	$131,584	$404	$(2,273)	$129,715
2020
Available for sale:
Mortgage-backed securities	$15,212	$472	$-	$15,684
Corporate securities	1,500	-	-	1,500
State and municipal securities	16,059	295	(31)	16,323
	$32,771	$767	$(31)	$33,507

Restricted equity securities totaled $2.0 million and $2.4 million at December 31, 2021 and 2020, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
Available for sale:
U.S. Government agencies	$15,091	$(191)	$-	$-	$15,091	$(191)
Mortgage-backed securities	51,990	(1,334)	-	-	51,990	(1,334)
Corporate securities	-	-	-	-	-	-
State and municipal securities	28,305	(589)	3,560	(159)	31,865	(748)
Total securities available for sale	$95,386	$(2,114)	$3,560	$(159)	$98,946	$(2,273)

2020
Available for sale:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
State and municipal securities	3,694	(31)	-	-	3,694	(31)
Total securities available for sale	$3,694	$(31)	$-	$-	$3,694	$(31)

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

At December 31, 2021, 42 investment securities with unrealized losses had depreciated 2.25 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2021. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $8.6 and $10.7 million for the years ended December 31, 2021 and 2020, respectively. Proceeds from called securities totaled $500 thousand and $3.2 million for the years ended December 31, 2021 and 2020, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2021	2020

Realized gains	$265	$315
Realized losses	-	-
	$265	$315

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

The scheduled maturities of securities available for sale at December 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,801	$2,822
Due after one year through five years	4,774	4,797
Due after five years through ten years	29,622	29,113
Due after ten years	94,387	92,983
	$131,584	$129,715

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $32.0 million and $14.1 million at December 31, 2021 and 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Construction & development	$44,252	$46,053
Farmland	25,026	32,449
Residential	298,413	279,893
Commercial mortgage	230,071	203,886
Commercial & agricultural	38,442	33,663
SBA-PPP	24,528	51,118
Consumer & other	22,800	17,033
Total loans	683,532	664,095
Allowance for loan losses	(5,677)	(4,900)
Loans, net of allowance for loan losses	$677,855	$659,195

As of December 31, 2021 and 2020, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $26.3 million with net deferred fees of $1.8 million remained on the balance sheet as of December 31, 2021. Gross SBA-PPP loans totaling $52.5 million with net deferred fees of $1.4 million remained on the balance sheet at December 31, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of December 31, 2021 and December 31, 2020 by SBA tier is as follows:

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.12%	$1,950	7.95%
Over $350,000 to less than $2 million	11	1.36%	5,018	20.46%
Up to $350,000	797	98.52%	17,560	71.59%
Total	809	100.00%	$24,528	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	2	0.20%	$7,267	14.22%
Over $350,000 to less than $2 million	18	1.78%	11,693	22.87%
Up to $350,000	988	98.02%	32,158	62.91%
Total	1,008	100.00%	$51,118	100.00%

Notes to Consolidated Financial Statements

Note 4. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of December 31, 2021 and December 31, 2020 by industry is as follows:

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	26	3.21%	$2,067	8.43%
Retail Trade	61	7.54%	1,124	4.58%
Construction	127	15.70%	2,855	11.64%
Health Care & Social Assistance	18	2.23%	1,300	5.30%
Accommodation & Retail Services	58	7.17%	4,235	17.27%
Educational Services	4	0.49%	2,424	9.88%
General & Other	515	63.66%	10,523	42.90%
Total	809	100.00%	$24,528	100.00%

(dollars in thousands)
December 31, 2020
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	74	7.34%	$14,327	28.03%
Retail Trade	134	13.29%	5,247	10.26%
Construction	127	12.60%	3,577	7.00%
Health Care & Social Assistance	73	7.24%	3,550	6.94%
Accommodation & Retail Services	91	9.03%	3,705	7.25%
Educational Services	7	0.70%	4,825	9.44%
General & Other	502	49.80%	15,887	31.08%
Total	1,008	100.00%	$51,118	100.00%

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2021 and December 31, 2020:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2021
Allowance for loan losses:
Beginning Balance	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	(8)	(102)	(110)
Recoveries	5	-	2	61	53	43	164
Provision	(20)	(91)	352	426	(17)	73	723
Ending Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677

Ending balance: individually evaluated for impairment	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$484	$307	$2,521	$1,908	$321	$128	$5,669

Loans outstanding:
Ending Balance	$44,252	$25,026	$298,413	$230,071	$38,442	$22,800	$659,004
Ending balance: individually evaluated for impairment	$712	$283	$-	$-	$-	$-	$995
Ending balance: collectively evaluated for impairment	$43,540	$24,743	$298,279	$229,970	$38,396	$22,800	$657,728
Ending balance: purchasedcredit impaired loans	$-	$-	$134	$101	$46	$-	$281

December 31, 2020
Allowance for loan losses:
Beginning Balance	$305	$487	$1,822	$924	$211	$144	$3,893
Charge-offs	(8)	-	(48)	(61)	(37)	(148)	(302)
Recoveries	4	-	11	65	6	34	120
Provision	198	(81)	382	493	113	84	1,189
Ending Balance	$499	$406	$2,167	$1,421	$293	$114	$4,900
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$499	$406	$2,167	$1,421	$293	$114	$4,900

Loans outstanding:
Ending Balance	$46,053	$32,449	$279,893	$203,886	$33,663	$17,033	$612,977
Ending balance: individually evaluated for impairment	$-	$2,580	$-	$-	$-	$-	$2,580
Ending balance: collectively evaluated for impairment	$46,053	$29,869	$279,751	$203,773	$33,567	$17,033	$610,046
Ending balance: purchased credit impaired loans	$-	$-	$142	$113	$96	$-	$351

As of December 31, 2021 and December 31, 2020, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2021 and December 31, 2020, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2021 and December 31, 2020:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

December 31, 2021
Real Estate Secured:
Construction & development	$43,423	$-	$-	$829	$44,252
Farmland	21,430	831	480	2,285	25,026
Residential	296,160	356	582	1,315	298,413
Commercial mortgage	220,061	5,036	3,607	1,367	230,071
Non-Real Estate Secured:
Commercial & agricultural	38,254	20	-	168	38,442
SBA-PPP	24,528	-	-	-	24,528
Consumer & other	22,800	-	-	-	22,800
Total	$666,656	$6,243	$4,669	$5,964	$683,532

December 31, 2020
Real Estate Secured:
Construction & development	$44,909	$427	$122	$595	$46,053
Farmland	25,607	419	496	5,927	32,449
Residential	277,811	659	-	1,423	279,893
Commercial mortgage	188,156	8,692	3,647	3,391	203,886
Non-Real Estate Secured:
Commercial & agricultural	32,467	468	161	567	33,663
SBA-PPP	51,118	-	-	-	51,118
Consumer & other	17,028	-	-	5	17,033
Total	$637,096	$10,665	$4,426	$11,908	$664,095

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2021 and December 31, 2020:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

December 31, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$43,826	$44,252	$-	$426
Farmland	-	-	117	117	24,909	25,026	-	117
Residential	246	163	285	694	297,719	298,413	-	596
Commercial mortgage	-	-	46	46	230,025	230,071	-	121
Non-Real Estate Secured:
Commercial & agricultural	58	-	46	104	38,338	38,442	-	60
SBA-PPP	-	-	-	-	24,528	24,528	-	-
Consumer & other	11	-	-	11	22,789	22,800	-	-
Total	$315	$163	$920	$1,398	$682,134	$683,532	$-	$1,320

December 31, 2020
Real Estate Secured:
Construction & development	$71	$-	$-	$71	$45,982	$46,053	$-	$11
Farmland	100	-	914	1,014	31,435	32,449	-	3,937
Residential	386	29	240	655	279,238	279,893	-	557
Commercial mortgage	-	-	24	24	203,862	203,886	-	109
Non-Real Estate Secured:
Commercial & agricultural	14	15	155	184	33,479	33,663	-	189
SBA-PPP	-	-	-	-	51,118	51,118	-	-
Consumer & other	7	-	-	7	17,026	17,033	-	-
Total	$578	$44	$1,333	$1,955	$662,140	$664,095	$-	$4,803

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2021 and December 31, 2020, the recorded investment in impaired loans totaled $3.6 million and $6.2 million, respectively.  The total amount of collateral-dependent impaired loans at December 31, 2021 and December 31, 2020, respectively, was $996 thousand and $2.6 million.  As of December 31, 2021 and December 31, 2020, $713 thousand and $2.6 million, respectively, of the recorded investment in impaired loans did not have a related allowance.  The Bank had $3.2 million and $3.9 million in troubled debt restructured loans included in impaired loans at December 31, 2021 and December 31, 2020, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2021 and December 31, 2020, respectively, $2.6 million and $3.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $142 thousand and $192 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2021 and December 31, 2020:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2021
With no related allowance recorded:
Construction & development	$713	$712	$-	$660	$13
Farmland	-	-	-	1,722	869
Residential	-	-	-	148	41
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	713	712	-	2,530	923

With an allowance recorded:
Construction & development	136	136	8	147	9
Farmland	394	410	9	415	26
Residential	2,248	2,425	127	2,429	150
Commercial mortgage	70	70	4	46	6
Commercial & agricultural	32	32	2	40	2
Consumer & other	-	-	-	-	-
Subtotal	2,880	3,073	150	3,077	193

Totals:
Construction & development	849	848	8	807	22
Farmland	394	410	9	2,137	895
Residential	2,248	2,425	127	2,577	191
Commercial mortgage	70	70	4	46	6
Commercial & agricultural	32	32	2	40	2
Consumer & other	-	-	-	-	-
Total	$3,593	$3,785	$150	$5,607	$1,116

[1]	Recorded investment is the loan balance, net of any charge-offs

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2020
With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Farmland	2,580	3,151	-	2,731	18
Residential	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-
Consumer & other	-	-	-	-	-
Subtotal	2,580	3,151	-	2,731	18

With an allowance recorded:
Construction & development	501	501	27	522	31
Farmland	127	144	2	375	11
Residential	2,906	3,082	159	4,057	222
Commercial mortgage	8	53	1	10	3
Commercial & agricultural	46	46	3	49	3
Consumer & other	1	1	-	2	-
Subtotal	3,589	3,827	192	5,015	270

Totals:
Construction & development	501	501	27	522	31
Farmland	2,707	3,295	2	3,106	29
Residential	2,906	3,082	159	4,057	222
Commercial mortgage	8	53	1	10	3
Commercial & agricultural	46	46	3	49	3
Consumer & other	1	1	-	2	-
Total	$6,169	$6,978	$192	$7,746	$288

[1]	Recorded investment is the loan balance, net of any charge-offs

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2021 and December 31, 2020:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2021
Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	1	73	70	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$73	$70	-	$-	$-

During the twelve months ended December 31, 2021, one loan was modified that was considered to be a TDR. Term concessions were granted on the loan and the loan had additional funds advanced for insurance. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2021.

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the forbearance period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provided that modifications made in response to COVID-19 to borrowers who qualify are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such qualifying as TDRs.  See Note 1 Organization and Summary of Significant Accounting Policies for more information.

The Bank began receiving requests for loan deferments on March 23, 2020 and through December 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, all of which have resumed payment. A breakdown of the loans with deferments by industry remaining as of December 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)
	2021		2020
Classification	# of Loans	Balance	# of Loans	Balance

Commercial Loans w/ First Deferment
Accommodation & Retail Services	-	$-	-	$-
Construction	-	-	1	47
General & Other	-	-	-	-

Commercial Loans w/ Second Deferment
Accommodation & Retail Services	-	-	1	752
Construction	-	-	1	36
Agriculture	-	-	2	603
Real Estate Rental	-	-	2	2,146
General & Other	-	-	-	-

Commercial Loans w/ Third Deferment
Accommodation & Retail Services	-	-	2	4,438
Construction	-	-	-	-
Manufacturing	-	-	1	153

Consumer Loans w/ First Deferment	-	-	7	782

Consumer Loans w/ Second Deferment	-	-	1	52
Total	-	$-	18	$9,009

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020

Residential	$134	$142
Commercial mortgage	101	113
Commercial & agricultural	46	96
Outstanding balance	$281	$351

Carrying amount	$281	$351

There was no accretable yield on purchased credit impaired loans for the periods presented.

There were no purchased credit impaired loans acquired during the year ended December 31, 2021 and during the year ended December 31, 2020. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2021 and 2020, are as follows:

(dollars in thousands)	2021	2020

Land	$9,178	$7,963
Buildings and improvements	24,170	20,620
Furniture and equipment	11,619	13,516
	44,967	42,099

Less accumulated depreciation	(14,111)	(15,508)
	$30,856	$26,591

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $1.5 million and $1.4 million, respectively.

Note 7. Goodwill and Intangible Assets

An analysis of goodwill during the years ended December 31, 2021 and 2020 is as follows:

(dollars in thousands)	2021	2020

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020

Balance at beginning of year, net	$2,359	$3,070
Amortization expense	(595)	(711)
Net book value	$1,764	$2,359

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed an operating lease during 2020 and renewed an operating lease during 2021 and recognized right-of-use assets and lease liabilities on each renewal.

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

(dollars in thousands)	2021	2020

Lease liabilities	$553	$680
Right-of-use assets	$553	$680
Weighted average remaining lease term (years)	6.70	7.10
Weighted average discount rate	2.45%	2.45%

(dollars in thousands)	2021	2020

Lease Expense
Operating lease expense	$153	$147
Short-term lease expense	29	34
Total lease expense	$182	$181

Cash paid for amounts included in lease liabilities	$153	$147

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2022	123
Twelve months ending December 31, 2023	82
Twelve months ending December 31, 2024	69
Twelve months ending December 31, 2025	72
Twelve months ending December 31, 2026	72
Thereafter	186
Total undiscounted cash flows	$604
Less discount	(51)
Lease liabilities	$553

Notes to Consolidated Financial Statements

Note 9. Deposits

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2021 and 2020 was $41.3 million, and $37.0 million, respectively. At December 31, 2021, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2022	$102,824
2023	39,469
2024	12,899
2025	17,621
2026	17,521
After Five Years	-
Total	$190,334

Note 10. Short-Term Debt

On December 21, 2021, Parkway entered into a $5.0 million unsecured revolving line of credit, with a maturity date of December 21, 2022. Interest on the line of credit is variable and is set at prime plus 1.00%. At December 31, 2021, $3.2 million was outstanding under this revolving line of credit at a rate of 4.25 percent and is classified as short-term debt. At December 31, 2020 Parkway had no debt outstanding classified as short-term.

At December 31, 2021 and 2020 the Bank had no debt outstanding classified as short-term.

At December 31, 2021, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $240.0 million from the Federal Home Loan Bank, subject to the pledging of collateral.

Note 11. Long-Term Debt

At December 31, 2021 and 2020, the Bank’s long-term debt consisted of a $5.0 million and $10.0 million advance from FHLB. During 2021, the Bank prepaid $5.0 million of the advance and incurred a prepayment penalty of $44 thousand.

The advance, which is secured by substantially all the Bank’s 1-4 family loans, is scheduled to mature on December 6, 2029. Interest on the advance was fixed at 0.819 percent and the advance is convertible by FHLB to a variable rate quarterly on March 7, 2022. The Bank has the option to repay the advance amount in whole or in part on the conversion date.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2021 and 2020 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021

Financial Instruments – Assets
Net Loans	$677,855	$671,826	$-	$671,637	$189

Financial Instruments – Liabilities
Time Deposits	190,334	191,464	-	191,464	-
FHLB Advances	5,000	4,951	-	4,951	-

December 31, 2020

Financial Instruments – Assets
Net Loans	$659,195	$653,454	$-	$653,255	$199

Financial Instruments – Liabilities
Time Deposits	194,419	196,522	-	196,522	-
FHLB Advances	10,000	9,765	-	9,765	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2021, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2021 or 2020.

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the foreclosed asset as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no foreclosed assets held as of December 31, 2021 or 2020.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Investment securities available for sale
U.S. Government agencies	$20,149	$-	$20,149	$-
Mortgage-backed securities	63,311	-	63,311	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	44,755	-	44,755	-
Total assets at fair value	$129,715	$-	$129,715	$-

December 31, 2020
Investment securities available for sale
Mortgage-backed securities	$15,684	$-	$15,684	$-
Corporate securities	1,500	-	1,500	-
State and municipal securities	16,323	-	16,323	-
Total assets at fair value	$33,507	$-	$33,507	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2021 or 2020. There were no significant transfers between levels during the years ended December 31, 2021 or 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2021 or 2020. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Impaired loans	$189	$-	$-	$189
Total assets at fair value	$189	$-	$-	$189

December 31, 2020
Impaired loans	$199	$-	$-	$199
Total assets at fair value	$199	$-	$-	$199

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$189	$199	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	-	10%

Foreclosed Assets	$-	$-	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	-	10%

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2021	2020

Change in benefit obligation
Benefit obligation at beginning of year	$6,083	$5,222
Interest cost	143	163
Actuarial (gain) loss	(212)	723
Benefits paid	(158)	(25)
Settlement gain	(26)	-
Benefit obligation at end of year	5,830	6,083
Change in plan assets
Fair value of plan assets at beginning of year	10,291	9,157
Actual return on plan assets	948	1,159
Benefits paid	(158)	(25)
Fair value of plan assets at end of year	11,081	10,291
Funded status at the end of the year	$5,251	$4,208

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2021	2020

Amounts recognized in the Balance Sheet
Plan benefit cost	$6,089	$5,604
Unrecognized net actuarial loss	(838)	(1,396)
Amount recognized in other assets	$5,251	$4,208

Amounts recognized in accumulated comprehensive loss
Unrecognized net actuarial loss	$(838)	$(1,396)
Deferred taxes	176	293
Amount recognized in accumulated comprehensive loss, net	$(662)	$(1,103)

Prepaid benefit detail
Benefit obligation	$(5,830)	$(6,083)
Fair value of assets	11,081	10,291
Unrecognized net actuarial loss	838	1,396
Prepaid benefit cost	6,089	5,604

Components of net periodic pension cost
Interest cost	$143	$163
Expected return on plan assets	(694)	(626)
Recognized net loss due to settlement	32	-
Recognized net actuarial loss	35	28
Net periodic benefit expense	(484)	(435)

Additional disclosure information
Accumulated benefit obligation	$5,830	$6,083
Vested benefit obligation	$5,830	$6,083
Discount rate used for net periodic pension cost	2.50%	3.25%
Discount rate used for disclosure	2.75%	2.50%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	9	10

Using the same fair value hierarchy described in Note 12, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Mutual funds – equities	$5,762	$5,762	$-	$-
Mutual funds – fixed income	5,319	5,319	-	-
Total assets at fair value	$11,081	$11,081	$-	$-

December 31, 2020
Mutual funds – equities	$5,454	$5,454	$-	$-
Mutual funds – fixed income	4,837	4,837	-	-
Total assets at fair value	$10,291	$10,291	$-	$-

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)			Pension Benefits

	2022		$1,010
	2023		1,269
	2024		447
	2025		67
	2026		343
2027	–	2031	1,590
			$4,726

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2021 and there is no required contribution for 2022. Based on this we do not anticipate making a contribution to the plan in 2022.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2021 and 2020, by asset category are as follows:

	2021	2020

Mutual funds – fixed income	48%	47%
Mutual funds – equity	52%	53%
Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2021 Valuation	2020 Valuation
Source	Report	Report

Bank of Floyd Plan	117.03%	101.27%

Employer Contributions

Plan expenses paid by the Company totaled approximately $70 thousand and $63 thousand for the years ended December 31, 2021 and 2020, respectively.

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $378 thousand and $450 thousand related to the defined contribution plan for the years ended December 31, 2021 and 2020, respectively.

Note 14. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $134 thousand and $162 thousand at December 31, 2021 and 2020, respectively. Expense charged against income and included in salary and benefits expense was $12 thousand and $14 thousand in 2021 and 2020, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017. The plans provide for annual payments ranging from $12,857 to $80,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $399 thousand and $307 thousand at December 31, 2021 and 2020, respectively. Expense charged against income and included in salary and benefits expense was $92 thousand and $85 thousand in 2021 and 2020, respectively, for these supplemental executive retirement plans.

Notes to Consolidated Financial Statements

Note 14. Deferred Compensation and Supplemental Executive Retirement Plans, continued

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $645 thousand and $688 thousand at December 31, 2021 and 2020, respectively. Charges to income amounted to approximately $26 thousand and $28 thousand for 2021 and 2020, respectively. These plans are unfunded; however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

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

The Plan was effective on the Effective Date, and no Award may be granted under the plan after March 16, 2030. Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed 300,000 shares of common stock. No awards were issued or exercised in 2020 and there were no Awards outstanding at December 31, 2020. During 2021, 23,200 shares were issued under the plan, leaving 276,800 shares available for future grants.

On March 31, 2021, 14,500 restricted stock awards were issued at a price of $11.30 per share. These awards vest 25% on December 31, 2021, 25% on December 31, 2022, 25% on December 31, 2023, and 25% on December 31, 2024. For the year ended December 31, 2021, $41 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards. As of December 31, 2021, the unrecognized compensation expense related to unvested restricted stock awards was $123 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.00 years. The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During The Year (in thousands)

Unvested as of December 31, 2020	-	$-
Granted	14,500	11.30
Vested	(3,625)	11.30	$42
Forfeited	-	-
Unvested as of December 31, 2021	10,875	$11.30

On December 31, 2021, 8,700 stock awards were issued at a price of $13.00 per share to non-employee directors, which immediately vested. For the year ended December 31, 2021, $113 thousand was recognized as compensation expense related to share-based compensation for these stock awards.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2021	2020

Current	$2,096	$1,586
Deferred	327	(141)
	$2,423	$1,445

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

(dollars in thousands)	2021	2020

Tax at statutory federal rate	$2,500	$1,536
Tax exempt interest income	(52)	(47)
Tax exempt insurance income	(93)	(94)
State income tax, net of federal benefit	59	35
Other	9	15
	$2,423	$1,445

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2021 and 2020 are summarized as follows:

(dollars in thousands)	2021	2020

Deferred tax assets
Allowance for loan losses	$1,221	$1,054
Acquired loan credit mark	223	425
Deferred compensation	291	302
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	48	47
Minimum pension liability	176	293
Net operating loss carryforward	1,444	1,555
Nonaccrual interest income	352	484
Purchase accounting adjustments	-	1
Net unrealized losses on securities available for sale	392	-
Other	28	57
	$4,175	$4,218
Deferred tax liabilities
Deferred loan origination costs	121	91
Core deposit intangible	379	507
Accrued pension costs	1,310	1,206
Depreciation	1,239	1,239
Net unrealized gains on securities available for sale	-	155
Accretion of discount on investment securities, net	4	1
	$3,053	$3,199
Net deferred tax asset	$1,122	$1,019

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2018 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2021 and 2020. The net operating loss of approximately $6.9 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

Aggregate 2021 and 2020 loan transactions with related parties were as follows:

(dollars in thousands)	2021	2020

Balance, beginning	$12,427	$6,969
New loans	4,351	10,501
Repayments	(7,607)	(5,043)
Change in relationship	(31)	-
Balance, ending	$9,140	$12,427

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $22.3 million, and $18.9 million at December 31, 2021 and 2020, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2021 and 2020 is as follows:

(dollars in thousands)	2021	2020

Commitments to extend credit	$140,526	$111,778
Standby letters of credit	1,161	1,260
	$141,687	$113,038

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $9.1 million at December 31, 2021. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2021.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.23% as of December 31, 2021.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2021 and 2020.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk weighted assets)	$90,617	12.23%	$59,256	8.00%	$74,071	10.00%
Tier 1 Capital (to risk weighted assets)	$84,900	11.46%	$44,442	6.00%	$59,256	8.00%
Common Equity Tier 1 (to risk weighted assets)	$84,900	11.46%	$33,332	4.50%	$48,146	6.50%
Tier 1 Capital (to average total assets)	$84,900	8.58%	$39,598	4.00%	$49,497	5.00%

December 31, 2020
Total Capital (to risk weighted assets)	$84,176	13.10%	$51,409	8.00%	$64,261	10.00%
Tier 1 Capital (to risk weighted assets)	$79,240	12.33%	$38,557	6.00%	$51,409	8.00%
Common Equity Tier 1 (to risk weighted assets)	$79,240	12.33%	$28,918	4.50%	$41,770	6.50%
Tier 1 Capital (to average total assets)	$79,240	9.50%	$33,354	4.00%	$41,692	5.00%

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

The CBLR framework was available for banks to use in their December 31, 2021, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Parkway Acquisition Corp. is presented as follows:

Balance Sheets December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Assets
Cash and due from banks	$26	$31
Investment in affiliate bank	88,049	84,778
Other assets	357	325
Total assets	$88,432	$85,134

Liabilities
Borrowings	$3,200	$-
Other liabilities	38	28
Total liabilities	3,238	28

Stockholders’ Equity
Common stock	-	-
Surplus	33,588	39,740
Retained earnings	53,745	45,887
Accumulated other comprehensive loss	(2,139)	(521)
Total stockholders’ equity	85,194	85,106
Total liabilities and stockholders’ equity	$88,432	$85,134

Statements of Income For the years ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Income
Dividends from affiliate bank	$7,995	$2,133
Federal funds sold	-	2
	7,995	2,135
Expenses
Interest on borrowings	3	-
Share-based compensation	155	-
Management and professional fees	60	51
Other expenses	39	17
	257	68
Income before tax benefit and equity in undistributed income of affiliate	7,738	2,067

Federal income tax benefit	55	14

Income before equity in undistributed income of affiliate	7,793	2,081

Equity in undistributed income of affiliate	1,689	3,788
Net income	$9,482	$5,869

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows For the years ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020

Cash flows from operating activities
Net income	$9,482	$5,869
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(1,689)	(3,788)
Share-based compensation	155	-
Change in other assets	(32)	1
Change in other liabilities	10	(41)
Net cash provided by operating activities	7,926	2,041

Cash flows from investing activities
Investment in affiliate	(3,200)	-
Net cash used by investing activities	(3,200)	-

Cash flows from financing activities
Advance on short-term line of credit	3,200	-
Common stock repurchased	(6,307)	(1,012)
Dividends paid	(1,624)	(1,582)
Net cash used by financing activities	(4,731)	(2,594)
Net decrease in cash and cash equivalents	(5)	(553)

Cash and cash equivalents, beginning	31	584
Cash and cash equivalents, ending	$26	$31

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2021, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Thomas M. Jackson, Jr. (64) – Mr. Jackson has been Chairman of the Board of Parkway since its inception in November 2015. Previously he was named a board member for Grayson and Grayson National Bank in 2002 and was elected Chairman in 2012. Mr. Jackson is a practicing attorney and the owner of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia. He also has a black angus beef farm at his family home place in Wythe County. He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four-year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists Skyline National Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by Parkway and Skyline National Bank.

James W. Shortt (59) – Mr. Shortt has been a director of Parkway since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is a partner of Shortt & Murrell, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and corporate and business transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (70) – Mr. Anderson has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 49 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (63) – Dr. Conduff has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board. He currently serves as Chairman of the Compensation Committee for Parkway. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (56) – Mr. Edwards, President and Chief Executive Officer of Parkway and Skyline National Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of Parkway and Skyline from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Locally, Mr. Edwards serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., and as a Director of the Blue Ridge Discovery Center. He also serves as a Director of the Virginia Association of Community Banks and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (71) – Mr. Edwards has been a director of Parkway since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards currently serves as the president of the Alleghany County Chamber of Economic Development. Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also serves on the Board of Directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007. He is past Chairman of the Virginia-Carolina Water Authority in Independence, Virginia.

T. Mauyer Gallimore (79) – Mr. Gallimore has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in-depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

Melissa Gentry (57) – Ms. Gentry has been a director of Parkway since June 2016. She was appointed to the board of Cardinal in April 2016. Ms. Gentry is the Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants, retail stores, hotels, cattle and crop farming representing approximately $425 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park. Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (80) – Mr. Jarratt has been a director of Parkway since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (65) – Mrs. Lazo has been a director of Parkway since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by Parkway and Skyline National Bank and offers a unique perspective on our markets.

W. David McNeill (65) – Mr. McNeill has been a director of Parkway since July 2018. He was one of the Founders of Great State Bank and served on the Board of Directors from 2008 to 2018. Mr. McNeill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, McNeill Nissan of Wilkesboro and McNeill Chevrolet Buick of Wilkesboro. He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties the dealerships do business on.  Mr. McNeill is a graduate of UNC -Chapel Hill.

Frank A. Stewart (60) – Mr. Stewart has been a director of Parkway since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is President of Premier Body Armor, LLC of Kings Mountain, NC.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Colombia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration.

John Michael Turman (75) – Mr. Turman has been a director of Parkway since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of Parkway and Skyline. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (54) – Mr. Vaughan has been a director of Parkway since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by Parkway and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board. Mr. Vaughan also serves as president of the Wytheville Community College Scholarship Foundation, and as President of Vaughan Restoration Group, which is a group that works in part with the Galax Development Corporation. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., and the Vaughan Foundation.

Executive Officers Who Are Not Directors

Lori C. Vaught (48) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of Parkway and Skyline National Bank since January 2019, previously served as Controller of Skyline National Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association.

Beth R. Worrell (48) – Ms. Worrell, Executive Vice President and Chief Risk Officer of Skyline National Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts.

Rodney R. Halsey (53) – Mr. Halsey, Executive Vice President and Chief Operations Officer of Skyline National Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation and the Mount Rogers Planning District Loan Fund Board.  He currently serves on the Board of Trustees for Oak Hill Academy and the Wytheville Community College Educational Foundation.  Mr. Halsey graduated from Appalachian State University with a degree in Business Administration.

C. Greg Edwards (64) – Mr. Edwards, Executive Vice President and Regional President, North Carolina for Skyline National Bank, previously served as President and Chief Executive Officer of Great State Bank from 2008 until its acquisition by Skyline National Bank in 2018.  He was a member of the organizing group of Great State Bank and was elected to the board and President & CEO positions at the time the bank incorporated and began operations during July 2008.  He previously served as a senior credit officer for Northwestern National Bank (formerly Wilkes National Bank) from 1994 until that bank was acquired by Integrity Financial Corp. (the parent company of Catawba Valley Bank) in 2002.  Following that transaction, he joined Bank of Granite in April 2003 where he served as Senior Vice President and County Executive in Wilkes County until he joined the Great State Bank organizing group in December 2006.  Mr. Edwards has 43 years of commercial banking experience and served in loan review, credit administration and lending roles prior to the positions above with Southern National Bank, First Union National Bank and Northwestern Bank.

Jonathan L. Kruckow (37) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for Skyline National Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech, the VBA’s School of Bank Management at the University of Virginia, and the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the VBA’s Lending Executives Committee, the VBA’s School of Bank Management Board of Trustees and the Board of Directors for Virginia Title Center.

Milo L. Cockerham (35) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of Skyline National Bank, joined Skyline National Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 25 retail branch locations. Mr. Cockerham has 13 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a BA in Economics and a BS in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University. He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2021.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and James W. Shortt. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met four times during the year ended December 31, 2021.

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

Executive Compensation Principles

Parkway’s executive compensation program is not as complex as those of many companies of similar size and nature. Parkway’s program consists of base salaries, cash payments in the form of annual bonuses, long-term equity incentives in the form of stock awards, and long-term benefits in the form of pension and supplemental executive retirement plans. Executive officers also participate in Parkway’s 401(k) plan.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Blake M. Edwards, Jr.	2021	310,000	67,950	28,250	15,400	421,600
President and Chief Executive Officer	2020	300,000	57,000	-	15,407	372,407

Jonathan L. Kruckow	2021	180,000	30,804	22,600	8,900	242,304
Executive Vice President and Regional President, Virginia	2020	170,000	22,400	-	10,000	202,400

Beth R. Worrell	2021	175,000	30,804	22,600	8,296	236,700
Executive Vice President and Chief Risk Officer	2020	170,000	23,100	-	7,149	200,249

(1)

The amounts reported reflect the aggregate grant date fair value of the awards for the fiscal year ended December 31, 2021 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. Stock awards consisted of grants of restricted stock awards. For valuation and discussion of assumptions related to stock awards, please refer to “Share-based Compensation” discussion in Note 1 and Note 15 Share-based Compensation in the Company’s audited financial statements for the fiscal year ended December 31, 2021.

(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

Parkway has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Worrell as described below. All compensation that Parkway pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

During 2021, 2,500 restricted stock awards were issued to the President & CEO and 2,000 restricted stock awards were issued to other members of the Company’s executive management team. The stock awards vested 25% on December 31, 2021, and will vest 25% on December 31, 2022, 25% on December 31, 2023, and 25% on December 31, 2024. No stock options were granted to any of Parkway’s employees during the fiscal year ended December 31, 2021, and none were outstanding at December 31, 2021.

Pension Benefits

Prior to the merger, both Grayson and Cardinal had qualified noncontributory defined benefit pension plans which covered substantially all of their employees. The benefits are primarily based on years of service and earnings. Both Grayson and Cardinal plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the merger.

Nonqualified Deferred Compensation

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined in the plan.

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

Holdings of Stock Awards

The following table contains information concerning unvested stock awards at December 31, 2021 for each of the named executive officers.

Outstanding Equity Awards
Fiscal Year End 2021

	Stock Awards
		Number of Shares	Market Value of
		Or Units of Stock	Shares or Units of
		That Have Not	Stock That Have
Name	Grant Date	Vested (#) (1)	Not Vested ($) (2)

Blake M. Edwards, Jr.	03/31/2021	1,875	24,375

Jonathan L. Kruckow	03/31/2021	1,500	19,500

Beth R. Worrell	03/31/2021	1,500	19,500

(1)

Amounts are comprised of unvested restricted stock awards at December 31, 2021.  All of these units vest 25% on December 31, 2021, 25% on December 31, 2022, 25% on December 31, 2023, and 25% on December 31, 2024.

(2)	Amounts represent the fair market value of the restricted stock awards on December 31, 2021. The closing price of the Company’s common stock was $13.00 on that date.

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

Change in Control Agreement with Jonathan L. Kruckow

On June 1, 2019, the Company entered into a change in control agreement with Jonathan L. Kruckow, the Company’s Executive Vice President and Regional President, Virginia. On May 18, 2021 the Company amended the change in control agreement to extend the term of such agreement for one year from May 31, 2021 to May 31, 2022.

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

Mr. Kruckow will not be entitled to any compensation or other benefits under his change in control agreement if (a) the Company terminates his employment for “Cause,” (b) he voluntarily terminates his employment for other than “Good Reason,” or (c) his employment terminates or is terminated due to his death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement). Subject to certain limited exceptions provided in the change in control agreement, the Company’s obligation to make severance payments under Mr. Kruckow’s change in control agreement expires on May 31, 2022.

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

Change in Control Agreement with Beth R. Worrell

On June 1, 2019, the Company entered into a change in control agreement with Beth R. Worrell, the Company’s Executive Vice President and Chief Risk Officer. On May 18, 2021 the Company amended the change in control agreement to extend the term of such agreement for one year from May 31, 2021 to May 31, 2022.

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

Ms. Worrell will not be entitled to any compensation or other benefits under her change in control agreement if (a) the Company terminates her employment for “Cause,” (b) she voluntarily terminates her employment for other than “Good Reason,” or (c) her employment terminates or is terminated due to her death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement). Subject to certain limited exceptions provided in the change in control agreement, the Company’s obligation to make severance payments under Ms. Worrell’s change in control agreement expires on May 31, 2022.

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

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2021. On December 31, 2021, each nonemployee director received a stock award of 600 shares, except for the chairman, who received 1,500 stock awards. The stock awards immediately vested. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)	Stock Awards ($) (1)	Total ($)
Jacky K. Anderson	29,766	7,800	37,566
Dr. J. Howard Conduff, Jr.	27,316	7,800	35,116
Bryan L. Edwards	27,479	7,800	35,279
T. Mauyer Gallimore	28,064	7,800	35,864
Melissa Gentry	27,205	7,800	35,005
Thomas M. Jackson, Jr., Chairman	32,263	19,500	51,763
R. Devereux Jarratt	28,650	7,800	36,450
Theresa S. Lazo	26,638	7,800	34,438
W. David McNeill	26,443	7,800	34,243
James W. Shortt	30,486	7,800	38,286
Frank A. Stewart	27,475	7,800	35,275
John Michael Turman	27,415	7,800	35,215
J. David Vaughan	29,363	7,800	37,163
Total	368,563	113,100	481,663

(1)

The amounts reported reflect the aggregate grant date fair value of the stock awards for the fiscal year ended December 31, 2021 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. The grant date fair value for these stock awards of $13.00 per share was based on the closing sales price of the Company’s common stock on the grant date (December 31, 2021).

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

The following table sets forth information as of March 25, 2022 regarding the number of shares of Parkway common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Parkway Common Stock	Unvested Stock Awards	Total		Percent of Class
Directors and Named Executive Officers:					*
Jacky K. Anderson	2,712	-	2,712	(2)	*
Dr. J. Howard Conduff, Jr.	132,380	-	132,380	(3)	2.36%
Bryan L. Edwards	2,008	-	2,008		*
T. Mauyer Gallimore	8,751	-	8,751	(4)	*
Melissa Gentry	5,100	-	5,100		*
Thomas M. Jackson, Jr., Chairman	12,620	-	12,620		*
R. Devereux Jarratt	37,551	-	37,551		*
Theresa S. Lazo	27,108	-	27,108	(5)	*
W. David McNeill	24,116	-	24,116		*
James W. Shortt	4,943	-	4,943	(6)	*
Frank A. Stewart	118,519	-	118,519	(7)	2.11%
John Michael Turman	13,879	-	13,879	(8)	*
J. David Vaughan	10,383	-	10,383	(9)	*
Blake M. Edwards, Jr.	2,531	4,375	6,906		*
Jonathan L. Kruckow	700	3,500	4,200		*
Beth R. Worrell	1,000	3,500	4,500	(10)	*
All of Parkway’s directors, executive officers, and executive officers of Skyline as a group (20 individuals)	432,585	25,375	457,960		8.15%

(1)	Based on 5,620,716 shares of Parkway common stock outstanding as of March 25, 2022.
(2)	Includes 2,112 shares held jointly with his children and his former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,900 shares owned jointly with her spouse and 1,320 shares owned by her spouse.
(6)	Includes 3,076 shares owned jointly with his spouse.
(7)	Includes 114,340 shares owned jointly with his spouse.
(8)	Includes 13,279 held jointly with his spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Includes 500 shares held jointly with her spouse.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

As of March 25, 2022, there were no Parkway common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of Parkway’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of Parkway are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Parkway. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2021 totaled $9.1 million or 10.73% of Parkway’s equity capital at that date.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021 and 2020, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $118,000 for 2021 and $100,000 for 2020.

Audit Related Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above were $0 for 2021 and $2,800 for 2020.  During 2020, these services consisted of the review of the Form S-8.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $11,850 for 2021 and $12,150 for 2020.  During 2021 and 2020, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2021 or 2020.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of Parkway Acquisition Corp. are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
(Elliott Davis, PLLC, Charlotte, NC, U.S. PCAOB Auditor Firm I.D.: 149)
Consolidated Balance Sheets – As of December 31, 2021 and 2020
Consolidated Statements of Income – Years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows – Years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(2)The response to this portion of Item 15 is included in Item 8 above.
(3)The following documents are attached hereto or incorporated herein by reference to Exhibits:

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

10.3	Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Lorina C. Vaught (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 6, 2019, and incorporated herein by reference).
10.4	Amendment to Change in Control Agreement, dated May 18, 2021 by and between the Company and Lorina C. Vaught (attached as Exhibit 10.2 to the Company’s Quarterly Report on 10-Q filed on August 16, 2021 and incorporated herein by reference).
10.5

Employment Agreement, dated March 1, 2018 and effective upon the merger of Great State Bank into Skyline National Bank, by and between Parkway Acquisition Corp., Skyline National Bank and C. Greg Edwards (attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on April 13, 2018, and incorporated herein by reference).

10.6

Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Jonathan L. Kruckow (attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 24, 2020, and incorporated herein by reference).

10.7	Amendment to Change in Control Agreement, dated May 18, 2021 by and between the Company and Jonathan L. Kruckow (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on August 16, 2021 and incorporated herein by reference).
10.8

Change in Control Agreement, dated June 1, 2019, by and between Parkway Acquisition Corp. and Beth R. Worrell (attached as exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 24, 2021, and incorporated herein by reference).

10.9	Amendment to Change in Control Agreement, dated May 18, 2021 by and between the Company and Beth R. Worrell (attached as Exhibit 10.3 to the Company’s Quarterly Report on 10-Q filed on August 16, 2021 and incorporated herein by reference).
10.10	Parkway Acquisition Corp. 2020 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on November 13, 2020 and incorporated herein by reference).
10.11	Form of Restricted Stock Award Agreement (attached as exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 24, 2021, and incorporated herein by reference).
21.1	Subsidiaries of the Company
23.1	Consent of Elliott Davis, PLLC.
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

PARKWAY ACQUISITION CORP.

Date: March 25, 2022	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 25, 2022.

Date: March 25, 2022	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2022	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2022	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 25, 2022	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 25, 2022	By:	/s/ Melissa Gentry
Melissa Gentry Director

Date: March 25, 2022	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 25, 2022	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 25, 2022	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 25, 2022	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 25, 2022	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 25, 2022	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 25, 2022	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 25, 2022	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 25, 2022	By:	/s/ W. David McNeill
W. David McNeill Director

Date: March 25, 2022	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2021 and (ii) our proxy materials for our 2022 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.