Form 10-Q
period 2022-03-31
Parkway Acquisition Corp.
filed 2022-05-16
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,620,716 shares of Common Stock, no par value per share, outstanding as of May 13, 2022.

PART I         FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(dollars in thousands)	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$19,741	$14,349
Interest-bearing deposits with banks	65,524	5,986
Federal funds sold	252	95,311
Investment securities available for sale	149,435	129,715
Restricted equity securities	1,950	1,971
Loans, net of allowance for loan losses of $5,797 at March 31, 2022 and $5,677 at December 31, 2021	691,789	677,855
Cash value of life insurance	22,098	18,750
Properties and equipment, net	32,447	30,856
Accrued interest receivable	2,441	2,363
Core deposit intangible	1,630	1,764
Goodwill	3,257	3,257
Deferred tax assets, net	2,862	1,122
Other assets	13,989	12,549
	$1,007,415	$995,848

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$303,247	$298,107
Interest-bearing	617,884	600,119
Total deposits	921,131	898,226

Borrowings	3,200	8,200
Accrued interest payable	99	73
Other liabilities	3,601	4,155
	928,031	910,654
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,620,716 and 5,606,216 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Surplus	33,603	33,588
Retained earnings	55,308	53,745
Accumulated other comprehensive loss	(9,527)	(2,139)
	79,384	85,194
	$1,007,415	$995,848

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary Consolidated Statements of Income For the Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2022	2021
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,876	$7,753
Interest-bearing deposits in banks	36	37
Interest on taxable securities	507	241
Interest on nontaxable securities	49	9
Dividends	8	12
	8,476	8,052

Interest expense
Deposits	447	689
Interest on borrowings	45	20
	492	709
Net interest income	7,984	7,343

Provision for loan losses	137	162
Net interest income after provision for loan losses	7,847	7,181

Noninterest income
Service charges on deposit accounts	436	296
Other service charges and fees	683	606
Mortgage origination fees	166	309
Increase in cash value of life insurance	127	108
Life insurance income	217	-
Other income	7	92
	1,636	1,411
Noninterest expenses
Salaries and employee benefits	3,579	3,555
Occupancy and equipment	1,005	914
Data processing expense	506	496
FDIC Assessments	114	77
Advertising	145	110
Bank franchise tax	126	126
Director fees	61	60
Professional fees	168	187
Telephone expense	133	105
Core deposit intangible amortization	134	164
Other expense	564	491
	6,535	6,285
Net income before income taxes	2,948	2,307

Income tax expense	542	460
Net income	$2,406	$1,847

Net income per share	$0.43	$0.31
Weighted average shares outstanding	5,612,983	6,043,269
Dividends declared per share	$0.15	$0.13

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary Consolidated Statements of Comprehensive Income For the Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)

Net Income	$2,406	$1,847

Other comprehensive income (loss)

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(9,352)	(1,724)
Tax related to unrealized losses	1,964	362

Total other comprehensive loss	(7,388)	(1,362)
Total comprehensive income (loss)	$(4,982)	$485

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary Consolidated Statements of Changes in Stockholders' Equity For the Three Months ended March 31, 2022 and 2021 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	1,847	-	1,847
Other comprehensive loss	-	-	-	-	(1,362)	(1,362)
Dividends paid ($0.13 per share)	-	-	-	(785)	-	(785)
Restricted stock issued	14,500	-	-	-	-	-
Common stock repurchased	(10,000)	-	(109)	-	-	(109)

Balance, March 31, 2021	6,050,275	$-	$39,631	$46,949	$(1,883)	$84,697

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	2,406	-	2,406
Other comprehensive loss	-	-	-	-	(7,388)	(7,388)
Dividends paid ($0.15 per share)	-	-	-	(843)	-	(843)
Restricted stock issued	14,500	-	-	-	-	-
Share-based compensation	-	-	15	-	-	15

Balance, March 31, 2022	5,620,716	$-	$33,603	$55,308	$(9,527)	$79,384

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary Consolidated Statements of Cash Flows For the Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,406	$1,847
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	398	369
Amortization of core deposit intangible	134	164
Accretion of loan discount and deposit premium, net	(170)	(232)
Provision for loan losses	137	162
Deferred income taxes	224	(447)
Accretion of discount on securities, net of amortization of premiums	81	74
Deferred compensation	41	5
Share-based compensation	15	-
Life insurance income	(217)	-
Changes in assets and liabilities:
Cash value of life insurance	(127)	(108)
Accrued interest receivable	(78)	(57)
Other assets	(1,475)	(719)
Accrued interest payable	26	24
Other liabilities	(560)	109
Net cash provided by operating activities	835	1,191

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(33,010)	(60,792)
Maturities/calls/paydowns	3,857	2,944
Sales of restricted equity securities	21	207
Net increase in loans	(13,920)	(33,404)
Purchases of life insurance contracts	(3,500)	-
Proceeds from life insurance contracts	496	-
Purchases of property and equipment	(1,989)	(469)
Net cash used in investing activities	(48,045)	(91,514)

Cash flows from financing activities
Net increase in deposits	22,924	51,767
Prepayment of FHLB advances	(5,000)	-
Common stock repurchased	-	(109)
Dividends paid	(843)	(785)
Net cash provided by financing activities	17,081	50,873
Net decrease in cash and cash equivalents	(30,129)	(39,450)

Cash and cash equivalents, beginning	115,646	95,689
Cash and cash equivalents, ending	$85,517	$56,239

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary Consolidated Statements of Cash Flows, continued For the Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$466	$685
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized losses on available for sale securities	$(7,388)	$(1,362)
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$11

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

The consolidated financial statements as of March 31, 2022 and for the periods ended March 31, 2022 and 2021 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involved principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company did not account for such loan modifications as TDRs. As the COVID-19 pandemic persisted in negatively impacting the economy, the Company offered additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications were granted specifically under Section 4013 of the CARES Act and generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) on behalf of its members issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarified that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification had to (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the CAA. Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company did not account for such loan modifications as TDRs.

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

Share-Based Compensation

The Parkway Acquisition Corp. 2020 Equity Incentive Plan (the “Equity Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020.  The Equity Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and stock awards to key employees and non-employee directors of the Company or its subsidiaries.

As of March 31, 2022, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 8 to the consolidated financial statements.

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

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the three months ended March 31, 2022 and 2021 amounted to $166 thousand and $309 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the three months ended March 31, 2022 and 2021 amounted to $570 thousand and $502 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the three months ended March 31, 2022 and 2021 the Company received $13 thousand and $15 thousand, respectively in income from these services.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2022 and 2021 amounted to $145 thousand and $110 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the three months ended March 31, 2022 and 2021, there were no dilutive instruments.

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

	Unrealized Gains
	And (Losses)
	On Available for	Defined Benefit
(dollars in thousands)	Sale Securities	Pension Items	Total

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive loss before reclassifications	(1,362)	-	(1,362)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2021	$780	$(1,103)	$(1,883)

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before reclassifications	(7,388)	-	(7,388)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2022	$(8,865)	$(662)	$(9,527)

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

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2022 and December 31, 2021 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Available for sale:
U.S. Treasury securities	$2,525	$3	$-	$2,528
U.S. Government agencies	20,342	-	(1,575)	18,767
Mortgage-backed securities	85,397	-	(5,060)	80,337
Corporate securities	1,500	-	-	1,500
State and municipal securities	50,892	44	(4,633)	46,303
	$160,656	$47	$(11,268)	$149,435
December 31, 2021
Available for sale:
U.S. Government agencies	$20,333	$7	$(191)	$20,149
Mortgage-backed securities	64,437	208	(1,334)	63,311
Corporate securities	1,500	-	-	1,500
State and municipal securities	45,314	189	(748)	44,755
	$131,584	$404	$(2,273)	$129,715

Restricted equity securities totaled $1.9 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available for sale:
U.S. Government agencies	$16,952	$(1,390)	$1,815	$(185)	$18,767	$(1,575)
Mortgage-backed securities	41,113	(2,393)	24,102	(2,667)	65,215	(5,060)
State and municipal securities	29,707	(3,413)	10,157	(1,220)	39,864	(4,633)
Total securities available for sale	$87,772	$(7,196)	$36,074	$(4,072)	$123,846	$(11,268)

December 31, 2021
Available for sale:
U.S. Government agencies	$15,091	$(191)	$-	$-	$15,091	$(191)
Mortgage-backed securities	51,990	(1,334)	-	-	51,990	(1,334)
State and municipal securities	28,305	(589)	3,560	(159)	31,865	(748)
Total securities available for sale	$95,386	$(2,114)	$3,560	$(159)	$98,946	$(2,273)

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 2. Investment Securities, continued

At March 31, 2022, 73 investment securities with unrealized losses had depreciated 8.34 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2022. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the three-month periods ended March 31, 2022 and 2021, respectively. Gross proceeds from called securities totaled $720 thousand for the three-month period ended March 31, 2022. There were no called securities for the three-month period ended March 31, 2021. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. There were no realized gains and losses for the three-month periods ended March 31, 2022 and 2021.

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

The scheduled maturities of securities available for sale at March 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,310	$2,313
Due after one year through five years	5,868	5,818
Due after five years through ten years	54,097	51,674
Due after ten years	98,381	89,630
	$160,656	$149,435

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $33.8 million and $32.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Construction & development	$47,602	$44,252
Farmland	23,690	25,026
Residential	316,590	298,413
Commercial mortgage	233,907	230,071
Commercial & agricultural	38,859	38,442
SBA-PPP	12,724	24,528
Consumer & other	24,214	22,800
Total loans	697,586	683,532
Allowance for loan losses	(5,797)	(5,677)
Loans, net of allowance for loan losses	$691,789	$677,855

As of March 31, 2022 and December 31, 2021, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $13.5 million with net deferred fees of $805 thousand remained on the balance sheet as of March 31, 2022. Gross SBA-PPP loans totaling $26.3 million with net deferred fees of $1.8 million remained on the balance sheet at December 31, 2021. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of March 31, 2022 and December 31, 2021 by SBA tier is as follows:

(dollars in thousands)
March 31, 2022
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.29%	$1,953	15.35%
Over $350,000 to less than $2 million	4	1.17%	1,645	12.93%
Up to $350,000	336	98.54%	9,126	71.72%
Total	341	100.00%	$12,724	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.12%	$1,950	7.95%
Over $350,000 to less than $2 million	11	1.36%	5,018	20.46%
Up to $350,000	797	98.52%	17,560	71.59%
Total	809	100.00%	$24,528	100.00%

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 3. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of March 31, 2022 and December 31, 2021 by industry is as follows:

(dollars in thousands)
March 31, 2022
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	14	4.11%	$1,372	10.78%
Retail Trade	32	9.38%	719	5.65%
Construction	67	19.65%	1,567	12.32%
Health Care & Social Assistance	8	2.35%	404	3.17%
Accommodation & Retail Services	35	10.26%	2,444	19.21%
Educational Services	4	1.17%	2,428	19.08%
General & Other	181	53.08%	3,790	29.79%
Total	341	100.00%	$12,724	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	26	3.21%	$2,067	8.43%
Retail Trade	61	7.54%	1,124	4.58%
Construction	127	15.70%	2,855	11.64%
Health Care & Social Assistance	18	2.23%	1,300	5.30%
Accommodation & Retail Services	58	7.17%	4,235	17.27%
Educational Services	4	0.49%	2,424	9.88%
General & Other	515	63.66%	10,523	42.90%
Total	809	100.00%	$24,528	100.00%

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

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of March 31, 2022 and December 31, 2021:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended March 31, 2022
Allowance for loan losses:
Balance, December 31, 2021	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	-	(25)	(25)
Recoveries	1	-	-	-	1	6	8
Provision	47	(28)	52	51	(1)	16	137
Balance, March 31, 2022	$532	$287	$2,573	$1,959	$321	$125	$5,797

For the Three Months Ended March 31, 2021
Allowance for loan losses:
Balance, December 31, 2020	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	-	(34)	(34)
Recoveries	-	-	2	-	1	20	23
Provision	3	(22)	78	136	(35)	2	162
Balance, March 31, 2021	$502	$384	$2,247	$1,557	$259	$102	$5,051

March 31, 2022
Allowance for loan losses:
Ending Balance	$532	$287	$2,573	$1,959	$321	$125	$5,797
Ending balance: individually evaluated for impairment	$3	$7	$-	$-	$-	$-	$10
Ending balance: collectively evaluated for impairment	$529	$280	$2,573	$1,959	$321	$125	$5,787
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$47,602	$23,690	$316,590	$233,907	$38,859	$24,214	$684,862
Ending balance: individually evaluated for impairment	$702	$262	$-	$403	$-	$-	$1,367
Ending balance: collectively evaluated for impairment	$46,900	$23,428	$316,460	$233,406	$38,813	$24,414	$683,221
Ending balance: purchased credit impaired loans	$-	$-	$130	$98	$46	$-	$274

December 31, 2021
Allowance for loan losses:
Ending Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677
Ending balance: individually evaluated for impairment	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$484	$307	$2,521	$1,908	$321	$128	$5,669
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$44,252	$25,026	$298,413	$230,071	$38,442	$22,800	$659,004
Ending balance: individually evaluated for impairment	$712	$283	$-	$-	$-	$-	$995
Ending balance: collectively evaluated for impairment	$43,540	$24,743	$298,279	$229,970	$38,396	$22,800	$657,728
Ending balance: purchased credit impaired loans	$-	$-	$134	$101	$46	$-	$281

As of March 31, 2022 and December 31, 2021, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of March 31, 2022 and December 31, 2021, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2022 and December 31, 2021:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

March 31, 2022
Real Estate Secured:
Construction & development	$46,786	$-	$-	$816	$47,602
Farmland	20,156	830	612	2,092	23,690
Residential	315,077	265	569	679	316,590
Commercial mortgage	225,404	3,256	3,432	1,815	233,907
Non-Real Estate Secured:
Commercial & agricultural	38,641	42	-	176	38,859
SBA-PPP	12,724	-	-	-	12,724
Consumer & other	24,214	-	-	-	24,214
Total	$683,002	$4,393	$4,613	$5,578	$697,586

December 31, 2021
Real Estate Secured:
Construction & development	$43,423	$-	$-	$829	$44,252
Farmland	21,430	831	480	2,285	25,026
Residential	296,160	356	582	1,315	298,413
Commercial mortgage	220,061	5,036	3,607	1,367	230,071
Non-Real Estate Secured:
Commercial & agricultural	38,254	20	-	168	38,442
SBA-PPP	24,528	-	-	-	24,528
Consumer & other	22,800	-	-	-	22,800
Total	$666,656	$6,243	$4,669	$5,964	$683,532

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2022 and December 31, 2021:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

March 31, 2022
Real Estate Secured:
Construction & development	$-	$-	$427	$427	$47,175	$47,602	$-	$426
Farmland	-	-	115	115	23,575	23,690	-	115
Residential	424	157	239	820	315,770	316,590	-	499
Commercial mortgage	403	-	46	449	233,458	233,907	-	522
Non-Real Estate Secured:
Commercial & agricultural	23	-	53	76	38,783	38,859	-	53
SBA-PPP	-	-	-	-	12,724	12,724	-	-
Consumer & other	-	-	-	-	24,214	24,214	-	-
Total	$850	$157	$880	$1,887	$695,699	$697,586	$-	$1,615

December 31, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$43,826	$44,252	$-	$426
Farmland	-	-	117	117	24,909	25,026	-	117
Residential	246	163	285	694	297,719	298,413	-	596
Commercial mortgage	-	-	46	46	230,025	230,071	-	121
Non-Real Estate Secured:
Commercial & agricultural	58	-	46	104	38,338	38,442	-	60
SBA-PPP	-	-	-	-	24,528	24,528	-	-
Consumer & other	11	-	-	11	22,789	22,800	-	-
Total	$315	$163	$920	$1,398	$682,134	$683,532	$-	$1,320

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

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of March 31, 2022 and December 31, 2021, respectively, the recorded investment in impaired loans totaled $4.0 million and $3.6 million. The total amount of collateral-dependent impaired loans at March 31, 2022 and December 31, 2021, respectively, was $1.4 million and $966 thousand. As of March 31, 2022 and December 31, 2021, respectively, $830 thousand and $713 thousand of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.2 million in troubled debt restructured loans included in impaired loans at March 31, 2022 and December 31, 2021, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of March 31, 2022 and December 31, 2021, respectively, $2.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $149 thousand and $142 thousand of related allowance.

The following table is a summary of information related to impaired loans as of March 31, 2022 and December 31, 2021:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

March 31, 2022
With no related allowance recorded:
Construction & development	$830	$829	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	830	829	-

With an allowance recorded:
Construction & development	407	407	17
Farmland	372	388	8
Residential	2,276	2,453	128
Commercial mortgage	70	70	4
Commercial & agricultural	29	29	2
Consumer & other	-	-	-
Subtotal	3,154	3,347	159

Totals:
Construction & development	1,237	1,236	17
Farmland	372	388	8
Residential	2,276	2,453	128
Commercial mortgage	70	70	4
Commercial & agricultural	29	29	2
Consumer & other	-	-	-
Total	$3,984	$4,176	$159

[1]	Recorded investment is the loan balance, net of any charge-offs

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

December 31, 2021
With no related allowance recorded:
Construction & development	$713	$712	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	713	712	-

With an allowance recorded:
Construction & development	136	136	8
Farmland	394	410	9
Residential	2,248	2,425	127
Commercial mortgage	70	70	4
Commercial & agricultural	32	32	2
Consumer & other	-	-	-
Subtotal	2,880	3,073	150

Totals:
Construction & development	849	848	8
Farmland	394	410	9
Residential	2,248	2,425	127
Commercial mortgage	70	70	4
Commercial & agricultural	32	32	2
Consumer & other	-	-	-
Total	$3,593	$3,785	$150

[1]	Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$1,245	$10	$923	$2
Farmland	383	6	2,636	21
Residential	2,287	32	2,886	47
Commercial mortgage	70	1	8	1
Commercial & agricultural	31	-	45	1
Consumer & other	-	-	1	-
Total	$4,016	$49	$6,499	$72

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

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2022 and March 31, 2021:

For the Three Months Ended March 31, 2022

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	50	50	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$50	$50	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended March 31, 2022, one loan was modified that was considered to be a TDR.  Term concessions were granted and the interest rate changed from variable to fixed.  No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2022.

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

During the three months ended March 31, 2021, no loans were modified that were considered to be TDRs.  No TDRs identified in the last twelve months subsequently defaulted in the quarter ended March 31, 2021.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Modifications in response to COVID-19

The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involved principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persisted in negatively impacting the economy, the Company offered additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally accrued and recognized interest income during the forbearance period.  The Company offered several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally did not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provided that modifications made in response to COVID-19 to borrowers who qualified were not required to be accounted for as a TDR.  Accordingly, the Company did not account for such qualifying as TDRs.  The relief offered under the CARES Act ended on December 31, 2021.  See Note 1 Organization and Summary of Significant Accounting Policies for more information.

The Bank began receiving requests for loan deferments on March 23, 2020 and through December 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, all of which have resumed payment.  There were no loans with deferments remaining as of March 31, 2022 or December 31, 2021.

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at March 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Residential	$130	$134
Commercial mortgage	98	101
Commercial & agricultural	46	46
Outstanding balance	$274	$281

Carrying amount	$274	$281

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the three months ended March 31, 2022 and during the year ended December 31, 2021. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Interest cost	$36	$36
Expected return on plan assets	(185)	(174)
Recognized net actuarial loss	-	9
Net periodic benefit cost	$(149)	$(129)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2021 and there is no required contribution for 2022. Based on this we do not anticipate making a contribution to the plan in 2022.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in goodwill during the three-month period ended March 31, 2022 and for the year ended December 31, 2021 is as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year, net of accumulated amortization	$1,764	$2,359
Amortization expense	(134)	(595)
Net book value	$1,630	$1,764

Aggregate amortization expense was $134 thousand and $164 thousand for the three-month periods ended March 31, 2022 and 2021, respectively.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 7. Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”.  We have performed an evaluation of our leasing contracts and activities.  We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842.  The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components.  The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.  During 2021, the Company renewed an operating lease and recognized right-of-use assets and lease liabilities.

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

	March 31,	December 31,
(dollars in thousands)	2022	2021

Lease liabilities	$518	$553
Right-of-use assets	$518	$553
Weighted average remaining lease term (years)	6.67	6.70
Weighted average discount rate	2.46%	2.45%

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Lease Expense
Operating lease expense	$38	$38
Short-term lease expense	5	9
Total lease expense	$43	$47

Cash paid for amounts included in lease liabilities	$38	$38

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Nine months ending December 31, 2022	$84
Twelve months ending December 31, 2023	83
Twelve months ending December 31, 2024	69
Twelve months ending December 31, 2025	72
Twelve months ending December 31, 2026	72
Thereafter	186
Total undiscounted cash flows	$566
Less discount	(48)
Lease liabilities	$518

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 8. Share-Based Compensation

The Parkway Acquisition Corp. 2020 Equity Incentive Plan (the “Equity Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020.  The Equity Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and stock awards to key employees and non-employee directors of the Company or its subsidiaries.

The purpose of the Equity Plan is to promote the success of the Company and its subsidiaries by providing incentives to key employees and non-employee directors that will promote the identification of their personal interests with the long-term financial success of the Company and with growth in shareholder value, consistent with the Company’s risk management practices.  The Equity Plan is designed to provide flexibility to the Company, including its subsidiaries, in its ability to attract, retain the services of, and motivate key employees and non-employee directors upon whose judgment, interest, and special effort the successful conduct of its operation is largely dependent.

No Award may be granted under the plan after March 16, 2030 and any Awards outstanding on such date shall remain valid in accordance with their terms.  The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Equity Plan.  The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan.   The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock.  As of March 31, 2022, 37,700 shares have been issued under the Equity Plan, leaving 262,300 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the three months ended March 31, 2022, $15 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards. For the three months ended March 31, 2021, there was no compensation expense related to share-based compensation for restricted stock awards.

As of March 31, 2022, the unrecognized compensation expense related to unvested restricted stock awards was $296 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.99 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30
Granted	14,500	13.00
Vested	-	-	$-
Forfeited	-	-
Unvested as of March 31, 2022	25,375	$12.35

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021

Commitments to extend credit	$136,854	$140,526
Standby letters of credit	1,237	1,161
	$138,091	$141,687

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

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 10. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses.  In accordance with ASU No. 2016-01, the fair value of loans as of March 31, 2022 and December 31, 2021, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2022

Financial Instruments – Assets
Net Loans	$691,789	$673,535	$-	$673,348	$187

Financial Instruments – Liabilities
Time Deposits	186,092	186,642	-	186,642	-
FHLB Advances	-	-	-	-	-

December 31, 2021

Financial Instruments – Assets
Net Loans	$677,855	$671,826	$-	$671,637	$189

Financial Instruments – Liabilities
Time Deposits	190,334	191,464	-	191,464	-
FHLB Advances	5,000	4,951	-	4,951	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2022, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2022
Investment securities available for sale
U.S. Treasury securities	$2,528	$-	$2,528	$-
U.S. Government agencies	18,767	-	18,767	-
Mortgage-backed securities	80,337	-	80,337	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	46,303	-	46,303	-
Total assets at fair value	$149,435	$-	$149,435	$-

December 31, 2021
Investment securities available for sale
U.S. Government agencies	$20,149	$-	$20,149	$-
Mortgage-backed securities	63,311	-	63,311	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	44,755	-	44,755	-
Total assets at fair value	$129,715	$-	$129,715	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. There were no significant transfers between levels during the three-month period ended March 31, 2022 and the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2022
Impaired loans	$187	$-	$-	$187
Total assets at fair value	$187	$-	$-	$187

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Impaired loans	$189	$-	$-	$189
Total assets at fair value	$189	$-	$-	$189

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$187	$189	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 –10%

Parkway Acquisition Corp. and Subsidiary Notes to Consolidated Financial Statements (unaudited)

Note 11. Short-Term Debt

On December 21, 2021, Parkway entered into a $5.0 million unsecured revolving line of credit, with a maturity date of December 21, 2022.  Interest on the line of credit is variable and is set at prime plus 1.00%.  At March 31, 2022, $3.2 million was outstanding under this revolving line of credit at a rate of 4.50% and is classified as short-term debt.  At December 31, 2021, $3.2 million was outstanding under this revolving line of credit at a rate of 4.25% and was classified as short-term debt.

At March 31, 2022 and December 31, 2021, the Bank had no debt outstanding classified as short-term.

At March 31, 2022, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $248.9 million from the FHLB, subject to the pledging of collateral.

Note 12. Long-Term Debt

At March 31, 2022, the Bank had no debt outstanding classified as long-term.

At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2022 and December 31, 2021, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital
(to risk weighted assets)	$92,488	12.76%	$58,000	8.00%	$72,500	10.00%
Tier 1 Capital
(to risk weighted assets)	$86,651	11.95%	$43,500	6.00%	$58,000	8.00%
Common Equity Tier 1
(to risk weighted assets)	$86,651	11.95%	$32,625	4.50%	$47,125	6.50%
Tier 1 Capital
(to average total assets)	$86,651	8.67%	$39,984	4.00%	$49,980	5.00%

December 31, 2021
Total Capital
(to risk weighted assets)	$90,617	12.23%	$59,256	8.00%	$74,071	10.00%
Tier 1 Capital
(to risk weighted assets)	$84,900	11.46%	$44,442	6.00%	$59,256	8.00%
Common Equity Tier 1
(to risk weighted assets)	$84,900	11.46%	$33,332	4.50%	$48,146	6.50%
Tier 1 Capital
(to average total assets)	$84,900	8.58%	$39,598	4.00%	$49,497	5.00%

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

The CBLR framework was available for banks to use in their March 31, 2022, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Executive Summary

●	Net income was $2.4 million, or $0.43 per share, for the first quarter of 2022, compared to $1.8 million, or $0.31 per share, for the first quarter of 2021.
●	Net interest margin (“NIM”) was 3.53% for the first quarter of 2022 compared to 3.70% in the first quarter of 2021.
●	Total assets increased $11.6 million, or 1.16%, to $1.0 billion at March 31, 2022 from $995.8 million at December 31, 2021.
●	Net loans were $691.8 million at March 31, 2022, an increase of $13.9 million, or 2.06%, when compared to $677.9 million at December 31, 2021.
●	Total deposits were $921.1 million at March 31, 2022, an increase of $22.9 million, or 2.55%, from $898.2 million at December 31, 2021.
●

Annualized return on average assets increased to 0.98% for the quarter ended March 31, 2022, from 0.86% for the quarter ended March 31, 2021. Annualized return on average equity increased to 11.75% for the quarter ended March 31, 2022, from 8.79% for the quarter ended March 31, 2021.

●

The Bank participated in the Small Business Administration Paycheck Protection Program (“SBA-PPP”) during 2020 and 2021. Gross SBA-PPP loans totaling $13.5 million with net deferred fees of $805 thousand remain on the balance sheet as of March 31, 2022.

Results of Operations

Results of Operations for the Three Months ended March 31, 2022 and 2021

Net interest income after provision for loan losses in the first quarter of 2022 was $7.8 million compared to $7.2 million in the first quarter of 2021, primarily reflecting increased interest income, and a reduction in interest expense and provision for loan losses.  Total interest income was $8.5 million in the first quarter of 2022 compared to $8.1 million for the same period last year.  Interest income on loans increased in the quarterly comparison primarily due to strong organic loan growth from the year ago period, as well as SBA-PPP related interest and fees.  Management anticipates that higher interest rates in the current year will have a positive impact on both earning assets and loan yields.  Interest income on securities increased by $306 thousand in the quarterly comparison, as a result of the $70.1 million increase in the securities portfolio, excluding market value changes, from the year ago period.  The Company successfully reduced interest expense on deposits by $242 thousand, or 35.12%, in the quarterly comparison, reflecting rate reductions in deposit offerings as well as a reduction of $6.7 million in time deposit balances.

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The provision for loan losses was $137 thousand for the quarter ended March 31, 2022, compared to $162 thousand for the quarter ended March 31, 2021. During the first quarter of 2022, Parkway recorded $17 thousand in net charge-offs compared to $11 thousand in net charge-offs for the first quarter of 2021. The reserve for loan losses at March 31, 2022 was approximately 0.83% of total loans, compared to 0.72% at March 31, 2021. Management’s estimate of probable credit losses inherent in the acquired loan portfolio from Cardinal Bankshares Corporation and Great State Bank was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of March 31, 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $886 thousand. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

First quarter 2022 noninterest income was $1.6 million compared with $1.4 million in the first quarter of 2021.  Income from service charges and fees increased by $217 thousand, offsetting a $143 thousand decrease in mortgage origination fees as mortgage origination volume declined compared to the year ago period.  Nonrecurring income from life insurance contracts of $217 thousand was included in the first quarter of 2022, as was a $58 thousand gain on the sale of asset holdings in the 2021 period.

Noninterest expense in the first quarter of 2022 was $6.5 million compared with $6.3 million in the first quarter of 2021, an increase of $250 thousand, or 4.00%. There was a minimal increase in salary and benefit costs of $24 thousand, while occupancy and equipment expenses increased $91 thousand in the quarterly comparisons primarily due to branch expansion cost. FDIC assessments increased by $37 thousand to adjust for continued deposit growth, offsetting a decrease in core deposit intangible amortization of $30 thousand in the quarterly comparison. Other expenses in the first quarter of 2022 included an $8 thousand prepayment fee incurred on the paydown of $5.0 million in FHLB advances.

In total, income before taxes totaled $2.9 million or $0.53 per share for the quarter ended March 31, 2022 compared to $2.3 million, or $0.38 per share for the quarter ended March 31, 2021. Income tax expense increased by $82 thousand in the quarter-to-quarter comparison, totaling $542 thousand for the quarter ended March 31, 2022 compared to $460 thousand for the quarter ended March 31, 2021. Net income for the quarter ended March 31, 2022 totaled $2.4 million or $0.43 per share, compared to $1.8 million, or $0.31 per share for the quarter ended March 31, 2021.

Financial Condition

Total assets increased in the first quarter of 2022 by $11.6 million, or 1.16%, to $1.0 billion at March 31, 2022 from $995.8 million at December 31, 2021. The growth in assets during the first quarter of 2022 primarily reflects an increase in gross loans and investment securities resulting from an increase in deposits of $22.9 million. Total loans increased during the first quarter by $14.1 million, or 2.06%, to $697.6 million at March 31, 2022 from $683.5 million at December 31, 2021. SBA-PPP loans decreased by $11.8 million during the first quarter 2022; however, this decrease was offset by higher yielding organic loan growth of $26.0 million during the quarter. Gross loans at March 31, 2022 included $13.5 million in SBA-PPP loans with net deferred fees of $805 thousand.

Investment securities increased by $19.7 million during the first quarter to $149.4 million at March 31, 2022 from $129.7 million at December 31, 2021. The increase in the first quarter of 2022 was the result of $33.0 million in purchases, offset by paydowns, calls, and maturities of $3.9 million, and an increase in unrealized losses of $9.4 million as a result of the increase in interest rates during the quarter.

The cash value of life insurance increased by $3.3 million, or 17.86%, during the first quarter of 2022 as a result of $3.5 million in purchases of life insurance contracts, offset by a $278 thousand redemption of contracts.

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total deposits increased in the first quarter of 2022 by $22.9 million, or 2.55%, to $921.1 million at March 31, 2022 from $898.2 million at December 31, 2021. Deposit growth continues to reflect increased balances held by customers, organic growth in our markets and new customer deposits. Lower-cost core deposits (demand deposits, savings, and money market accounts) increased by $27.1 million during the quarter while time deposit balances decreased by $4.2 million.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.23% at March 31, 2022 compared to 0.19% at December 31, 2021.  The allowance for loan losses was approximately 0.83% of total loans as of March 31, 2022 and December 31, 2021. The allowance ratio excluding $12.7 million of SBA-PPP loans, net of deferred fees, was 0.85% at March 31, 2022.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $1.3 million at December 31, 2021 to $1.6 million at March 31, 2022. There were no foreclosed assets and no loans past due more than ninety days and still accruing interest at March 31, 2022 and December 31, 2021.

Nonaccrual loans increased $295 thousand during the first quarter of 2022.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.  The following table summarizes nonperforming assets:

	March 31,	December 31,
(dollars in thousands)	2022	2021

Nonperforming Assets
Nonaccrual loans	$1,615	$1,320
Loans past due 90 days or more and still accruing interest	-	-
Total nonperforming loans	1,615	1,320
Foreclosed assets	-
Total nonperforming assets	$1,615	$1,320

Nonperforming assets to total assets	0.16%	0.13%
Nonperforming loans to total loans	0.23%	0.19%

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

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

At March 31, 2022, the allowance for loan losses included $159 thousand specifically reserved for impaired loans in the amount of $3.2 million.  Based on impairment analysis, loans totaling $830 thousand were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2021 totaled $3.6 million, of which $2.9 million required specific reserves of $150 thousand.

Summary of Loan Loss Experience	Three	Three
	months	months	Year
	ended	ended	ended
(dollars in thousands)	March 31,	March 31,	December 31,
	2022	2021	2021
Total loans outstanding at end of period	$697,586	$697,685	$683,532

Allowance for loan losses, beginning of period	$5,677	$4,900	$4,900

Charge offs:
Construction & development	-	-	-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	(8)
Consumer & other	(25)	(34)	(102)
Total charge-offs	(25)	(34)	(110)

Recoveries:
Construction & development	1	-	5
Farmland	-	-	-
Residential	-	2	2
Commercial mortgage	-	-	61
Commercial & agricultural	1	1	53
Consumer & other	6	20	43
Total recoveries	8	23	164
Net (charge-offs) recoveries	(17)	(11)	54

Provision for allowance	137	162	723
Allowance for loan losses at end of period	$5,797	$5,051	$5,677

Ratios:
Allowance for loan losses to loans at end of period	0.83%	0.72%	0.83%
Net (charge-offs) recoveries to allowance for loan losses	(0.29%)	(0.22%)	0.95%
Net (charge-offs) recoveries to provisions for loan losses	(12.41%)	(6.79%)	7.47%

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2022 totaled $3.5 million, or 0.50% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Total stockholders’ equity was $79.4 million and book value per share was $14.12 at March 31, 2022 compared with $85.2 million and book value per share of $15.20 at December 31, 2021.  The change during the quarter reflects dividend payments of $843 thousand, and an unrealized loss in the value of the securities portfolio as a result of increased interest rates during the quarter.  As interest rates rise, we anticipate continued negative pressure on the market value of our investment portfolio which is recognized on our balance sheet as a reduction in stockholders’ equity.  However, management does not anticipate the need to sell any investment securities prior to their scheduled maturity, therefore we do not expect market value changes to impact future earnings.

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at March 31, 2022. The Bank had no balances outstanding on these lines as of March 31, 2022 and December 31, 2021, respectively. In addition, the Bank has the ability to borrow up to approximately $248.9 million from the FHLB, subject to the pledging of collateral.

At March 31, 2022, the Bank had no debt outstanding classified as long-term. At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.  The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 21.4% and 23.1% for the periods ended March 31, 2022 and December 31, 2021, respectively.  These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2022, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2022, Parkway’s equity to asset ratio was 7.88% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $843 thousand in the first quarter of 2022.

Part I. Financial InformationItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates, general economic conditions; the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial InformationItem 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Part I. Financial InformationItem 4. Controls and Procedures

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2021 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2022.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 1/1 through 1/31	-	$-	-	103,325
Purchased 2/1 through 2/28	-	$-	-	103,325
Purchased 3/1 through 3/31	-	$-	-	103,325
Total	-	$-	-

(1)

On February 17, 2021, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2023.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Blake M. Edwards, Jr. (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2022 and incorporated herein by reference).

10.2

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Lori C. Vaught (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2022 and incorporated herein by reference).

10.3

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Beth R. Worrell (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 6, 2022 and incorporated herein by reference).

10.4

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Jonathan L. Kruckow (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 6, 2022 and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: May 16, 2022	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer