Form 10-Q
period 2022-06-30
Parkway Acquisition Corp.
filed 2022-08-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,608,716 shares of Common Stock, no par value per share, outstanding as of August 12, 2022.

PART I FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(dollars in thousands)	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$19,458	$14,349
Interest-bearing deposits with banks	71,302	5,986
Federal funds sold	387	95,311
Investment securities available for sale	149,886	129,715
Restricted equity securities	1,950	1,971
Loans, net of allowance for loan losses of $6,034 at June 30, 2022 and $5,677 at December 31, 2021	714,584	677,855
Cash value of life insurance	22,233	18,750
Properties and equipment, net	32,953	30,856
Accrued interest receivable	2,601	2,363
Core deposit intangible	1,496	1,764
Goodwill	3,257	3,257
Deferred tax assets, net	4,186	1,122
Other assets	13,940	12,549
	$1,038,233	$995,848

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$315,005	$298,107
Interest-bearing	638,688	600,119
Total deposits	953,693	898,226

Borrowings	3,350	8,200
Accrued interest payable	54	73
Other liabilities	5,329	4,155
	962,426	910,654
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,608,716 and 5,606,216 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Surplus	33,471	33,588
Retained earnings	57,544	53,745
Accumulated other comprehensive loss	(15,208)	(2,139)
	75,807	85,194
	$1,038,233	$995,848

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except share amounts)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$7,830	$8,080	$15,706	$15,833
Interest-bearing deposits in banks	156	29	192	66
Federal funds sold	2	-	2	-
Interest on taxable securities	713	353	1,220	594
Interest on nontaxable securities	55	13	104	22
Dividends	46	46	54	58
	8,802	8,521	17,278	16,573
Interest expense
Deposits	411	612	858	1,301
Interest on borrowings	40	21	85	41
	451	633	943	1,342
Net interest income	8,351	7,888	16,335	15,231

Provision for loan losses	217	195	354	357
Net interest income after provision for loan losses	8,134	7,693	15,981	14,874

Noninterest income
Service charges on deposit accounts	481	331	917	627
Other service charges and fees	796	660	1,479	1,266
Mortgage origination fees	119	277	285	586
Increase in cash value of life insurance	135	108	262	216
Life insurance income	-	-	217	-
Other income	1	242	8	334
	1,532	1,618	3,168	3,029
Noninterest expenses
Salaries and employee benefits	3,817	3,612	7,396	7,167
Occupancy and equipment	1,072	875	2,077	1,789
Data processing expense	429	470	935	966
FDIC Assessments	114	76	228	153
Advertising	182	191	327	301
Bank franchise tax	127	127	253	253
Director fees	85	87	146	147
Professional fees	172	161	340	348
Telephone expense	127	93	260	198
Core deposit intangible amortization	134	163	268	327
Other expense	616	562	1,180	1,053
	6,875	6,417	13,410	12,702
Net income before income taxes	2,791	2,894	5,739	5,201

Income tax expense	555	592	1,097	1,052
Net income	$2,236	$2,302	$4,642	$4,149

Net income per share	$0.40	$0.38	$0.83	$0.69
Weighted average shares outstanding	5,615,705	6,039,011	5,614,351	6,041,129
Dividends declared per share	$0.00	$0.00	$0.15	$0.13

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)

Net Income	$4,642	$4,149

Other comprehensive income (loss)

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(16,544)	(1,136)
Tax related to unrealized losses	3,475	238

Total other comprehensive loss	(13,069)	(898)
Total comprehensive income (loss)	$(8,427)	$3,251

	Three Months Ended
	June 30,
(dollars in thousands)	2022	2020
	(Unaudited)	(Unaudited)

Net Income	$2,236	$2,302

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(7,191)	588
Tax related to unrealized (gains) losses	1,510	(124)

Total other comprehensive income (loss)	(5,681)	464
Total comprehensive income (loss)	$(3,445)	$2,766

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six and Three Months ended June 30, 2022 and 2021 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	1,847	-	1,847
Other comprehensive loss	-	-	-	-	(1,362)	(1,362)
Dividends paid ($0.13 per share)	-	-	-	(785)	-	(785)
Restricted stock issued	14,500	-	-	-	-	-
Common stock repurchased	(10,000)	-	(109)	-	-	(109)

Balance, March 31, 2021	6,050,275	$-	$39,631	$46,949	$(1,883)	$84,697

Net income	-	-	-	2,302	-	2,302
Other comprehensive income	-	-	-	-	464	464
Share-based compensation	-	-	14	-	-	14
Common stock repurchased	(35,000)	-	(427)	-	-	(427)

Balance, June 30, 2021	6,015,275	$-	$39,218	$49,251	$(1,419)	$87,050

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	2,406	-	2,406
Other comprehensive loss	-	-	-	-	(7,388)	(7,388)
Dividends paid ($0.15 per share)	-	-	-	(843)	-	(843)
Restricted stock issued	14,500	-	-	-	-	-
Share-based compensation	-	-	15	-	-	15

Balance, March 31, 2022	5,620,716	$-	$33,603	$55,308	$(9,527)	$79,384

Net income	-	-	-	2,236	-	2,236
Other comprehensive loss	-	-	-	-	(5,681)	(5,681)
Share-based compensation	-	-	22	-	-	22
Common stock repurchased	(12,000)	-	(154)	-	-	(154)

Balance, June 30, 2022	5,608,716	$-	$33,471	$57,544	$(15,208)	$75,807

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,642	$4,149
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	817	743
Amortization of core deposit intangible	268	327
Accretion of loan discount and deposit premium, net	(285)	(651)
Provision for loan losses	354	357
Deferred income taxes	410	(526)
Accretion of discount on securities, net of amortization of premiums	152	128
Deferred compensation	82	11
Share-based compensation	37	14
Losses on disposal of properties and equipment	-	1
Life insurance income	(217)	-
Changes in assets and liabilities:
Cash value of life insurance	(262)	(216)
Accrued interest receivable	(238)	(246)
Other assets	(1,134)	(471)
Accrued interest payable	(19)	(36)
Other liabilities	835	(1,162)
Net cash provided by operating activities	5,442	2,422

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(43,205)	(75,155)
Maturities/calls/paydowns	6,339	4,503
Sales of restricted equity securities	21	207
Net increase in loans	(36,831)	(32,610)
Purchases of life insurance contracts	(3,500)	-
Proceeds from life insurance contracts	496	-
Purchases of property and equipment	(2,914)	(2,303)
Net cash used in investing activities	(79,594)	(105,358)

Cash flows from financing activities
Net increase in deposits	55,500	90,882
Repayment of FHLB advances	(5,000)	-
Advance on short-term line of credit	150	-
Common stock repurchased	(154)	(536)
Dividends paid	(843)	(785)
Net cash provided by financing activities	49,653	89,561
Net decrease in cash and cash equivalents	(24,499)	(13,375)

Cash and cash equivalents, beginning	115,646	95,689
Cash and cash equivalents, ending	$91,147	$82,314

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$962	$1,378
Taxes paid	$178	$1,443

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(13,069)	$(898)
Right-of-use assets obtained in exchange for new operating lease liabilities	$327	$11

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

The consolidated financial statements as of June 30, 2022 and for the six and three-month periods ended June 30, 2022 and 2021 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the six and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that those short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 4 Allowance for Loan Losses and Impaired Loans for more information.

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

Small Business Administration Paycheck Protection Program

The SBA-PPP is one of the centerpieces of the CARES Act.  Overseen by the U.S. Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020.  Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels.  The CARES Act authorized the SBA to temporarily guarantee these loans.

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

As of June 30, 2022, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 8 to the consolidated financial statements

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Foreclosed Assets

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

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market.  The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market.  The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time.  Fees for these services for the six months ended June 30, 2022 and 2021 amounted to $285 thousand and $586 thousand, respectively.  Fees for these services for the three months ended June 30, 2022 and 2021 amounted to $119 thousand and $277 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the six months ended June 30, 2022 and 2021 amounted to $1.3 million and $1.1 million, respectively. Fees for these services for the three months ended June 30, 2022 and 2021 amounted to $695 thousand and $583 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the six months ended June 30, 2022 and 2021 the Company received $25 thousand and $31 thousand, respectively in income from these services. For the three months ended June 30, 2022 and 2021 the Company received $12 thousand and $16 thousand, respectively in income from these services.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for six months ended June 30, 2022 and 2021 amounted to $327 thousand and $301 thousand, respectively. Advertising expense for the three months ended June 30, 2022 and 2021 amounted to $182 thousand and $191 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the six and three months ended June 30, 2022 and 2021, there were no dilutive instruments.

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

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive loss before reclassifications	(898)	-	(898)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance June 30, 2021	$(316)	$(1,103)	$(1,419)

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before reclassifications	(13,069)	-	(13,069)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance June 30, 2022	$(14,546)	$(662)	$(15,208)

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model.  The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty.  In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.  The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13.  An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures.  The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2022 and December 31, 2021 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Available for sale:
U.S. Treasury securities	$4,972	$20	$(31)	$4,961
U.S. Government agencies	24,957	-	(2,830)	22,127
Mortgage-backed securities	82,849	-	(7,718)	75,131
Corporate securities	1,500	-	-	1,500
State and municipal securities	54,021	39	(7,893)	46,167
	$168,299	$59	$(18,472)	$149,886
December 31, 2021
Available for sale:
U.S. Government agencies	$20,333	$7	$(191)	$20,149
Mortgage-backed securities	64,437	208	(1,334)	63,311
Corporate securities	1,500	-	-	1,500
State and municipal securities	45,314	189	(748)	44,755
	$131,584	$404	$(2,273)	$129,715

Restricted equity securities totaled $2.0 million at June 30, 2022 and December 31, 2021, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available for sale:
U.S. Treasury securities	$2,492	$(31)	$-	$-	2,492	$(31)
U.S. Government agencies	20,386	(2,571)	1,741	(259)	22,127	(2,830)
Mortgage-backed securities	50,107	(3,268)	25,016	(4,450)	75,123	(7,718)
State and municipal securities	32,529	(6,042)	9,519	(1,851)	42,048	(7,893)
Total securities available for sale	$105,514	$(11,912)	$36,276	$(6,560)	$141,790	$(18,472)

December 31, 2021
Available for sale:
U.S. Government agencies	$15,091	$(191)	$-	$-	$15,091	$(191)
Mortgage-backed securities	51,990	(1,334)	-	-	51,990	(1,334)
State and municipal securities	28,305	(589)	3,560	(159)	31,865	(748)
Total securities available for sale	$95,386	$(2,114)	$3,560	$(159)	$98,946	$(2,273)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At June 30, 2022, 81 investment securities with unrealized losses had depreciated 11.53 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2022. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the six and three-month periods ended June 30, 2022 and 2021, respectively. Gross proceeds from called securities totaled $720 thousand for the six-month period ended June 30, 2022. There were no called securities for the six-month period ended June 30, 2021. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. There were no realized gains and losses for the six and three-month periods ended June 30, 2022 and 2021, respectively.

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

The scheduled maturities of securities available for sale at June 30, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,301	$2,297
Due after one year through five years	12,921	12,821
Due after five years through ten years	56,553	52,062
Due after ten years	96,524	82,706
	$168,299	$149,886

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $33.7 million and $32.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Construction & development	$42,838	$44,252
Farmland	23,993	25,026
Residential	333,182	298,413
Commercial mortgage	250,319	230,071
Commercial & agricultural	40,400	38,442
SBA-PPP	5,219	24,528
Consumer & other	24,667	22,800
Total loans	720,618	683,532
Allowance for loan losses	(6,034)	(5,677)
Loans, net of allowance for loan losses	$714,584	$677,855

As of June 30, 2022 and December 31, 2021, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $5.4 million with net deferred fees of $204 thousand remained on the balance sheet as of June 30, 2022. Gross SBA-PPP loans totaling $26.3 million with net deferred fees of $1.8 million remained on the balance sheet at December 31, 2021. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of June 30, 2022 and December 31, 2021 by SBA tier is as follows:

(dollars in thousands)
June 30, 2022
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	1.54%	$1,956	37.48%
Over $350,000 to less than $2 million	3	4.61%	1,200	22.99%
Up to $350,000	61	93.85%	2,063	39.53%
Total	65	100.00%	$5,219	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.12%	$1,950	7.95%
Over $350,000 to less than $2 million	11	1.36%	5,018	20.46%
Up to $350,000	797	98.52%	17,560	71.59%
Total	809	100.00%	$24,528	100.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of June 30, 2022 and December 31, 2021 by industry is as follows:

(dollars in thousands)
June 30, 2022
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	2	3.07%	$805	15.42%
Retail Trade	9	13.85%	204	3.91%
Construction	8	12.31%	100	1.92%
Health Care & Social Assistance	2	3.07%	191	3.66%
Accommodation & Retail Services	8	12.31%	708	13.56%
Educational Services	1	1.54%	1,956	37.48%
General & Other	35	53.85%	1,255	24.05%
Total	65	100.00%	$5,219	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	26	3.21%	$2,067	8.43%
Retail Trade	61	7.54%	1,124	4.58%
Construction	127	15.70%	2,855	11.64%
Health Care & Social Assistance	18	2.23%	1,300	5.30%
Accommodation & Retail Services	58	7.17%	4,235	17.27%
Educational Services	4	0.49%	2,424	9.88%
General & Other	515	63.66%	10,523	42.90%
Total	809	100.00%	$24,528	100.00%

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of June 30, 2022 and December 31, 2021:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended June 30, 2022
Allowance for loan losses:
Balance, March 31, 2022	$532	$287	$2,573	$1,959	$321	$125	$5,797
Charge-offs	-	-	-	-	(6)	(19)	(25)
Recoveries	1	-	11	-	9	24	45
Provision	(63)	-	128	128	10	14	217
Balance, June 30, 2022	$470	$287	$2,712	$2,087	$334	$144	$6,034

For the Three Months Ended June 30, 2021
Allowance for loan losses:
Balance, March 31, 2021	$502	$384	$2,247	$1,557	$259	$102	$5,051
Charge-offs	-	-	-	-	-	(17)	(17)
Recoveries	2	-	-	61	44	6	113
Provision	(76)	(40)	73	225	(30)	43	195
Balance, June 30, 2021	$428	$344	$2,320	$1,843	$273	$134	$5,342

For the Six Months Ended June 30, 2022
Allowance for loan losses:
Balance, December 31, 2021	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	(6)	(44)	(50)
Recoveries	2	-	11	-	10	30	53
Provision	(16)	(28)	180	179	9	30	354
Balance, June 30, 2022	$470	$287	$2,712	$2,087	$334	$144	$6,034

For the Six Months Ended June 30, 2021
Allowance for loan losses:
Balance, December 31, 2020	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	-	(51)	(51)
Recoveries	2	-	2	61	45	26	136
Provision	(73)	(62)	151	361	(65)	45	357
Balance, June 30, 2021	$428	$344	$2,320	$1,843	$273	$134	$5,342

June 30, 2022
Allowance for loan losses:
Ending Balance	$470	$287	$2,712	$2,087	$334	$144	$6,034
Ending balance: individually evaluated for impairment	$5	$6	$-	$-	$-	$-	$11
Ending balance: collectively evaluated for impairment	$465	$281	$2,712	$2,087	$334	$144	$6,023
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$42,838	$23,993	$333,182	$250,319	$40,400	$24,667	$715,399
Ending balance: individually evaluated for impairment	$808	$262	$-	$400	$-	$-	$1,470
Ending balance: collectively evaluated for impairment	$42,030	$23,731	$333,057	$249,824	$40,354	$24,667	$713,663
Ending balance: purchased credit impaired loans	$-	$-	$125	$95	$46	$-	$266

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

As of June 30, 2022 and December 31, 2021, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of June 30, 2022 and December 31, 2021, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2022 and December 31, 2021:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

June 30, 2022
Real Estate Secured:
Construction & development	$41,994	$-	$-	$844	$42,838
Farmland	20,514	828	606	2,045	23,993
Residential	331,592	273	491	826	333,182
Commercial mortgage	243,021	3,204	2,305	1,789	250,319
Non-Real Estate Secured:
Commercial & agricultural	40,218	39	-	143	40,400
SBA-PPP	5,219	-	-	-	5,219
Consumer & other	24,657	-	-	10	24,667
Total	$707,215	$4,344	$3,402	$5,657	$720,618

December 31, 2021
Real Estate Secured:
Construction & development	$43,423	$-	$-	$829	$44,252
Farmland	21,430	831	480	2,285	25,026
Residential	296,160	356	582	1,315	298,413
Commercial mortgage	220,061	5,036	3,607	1,367	230,071
Non-Real Estate Secured:
Commercial & agricultural	38,254	20	-	168	38,442
SBA-PPP	24,528	-	-	-	24,528
Consumer & other	22,800	-	-	-	22,800
Total	$666,656	$6,243	$4,669	$5,964	$683,532

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

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2022 and December 31, 2021:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

June 30, 2022
Real Estate Secured:
Construction & development	$113	$305	$426	$844	$41,994	$42,838	$-	$426
Farmland	-	107	-	107	23,886	23,993	-	107
Residential	126	276	238	640	332,542	333,182	-	530
Commercial mortgage	157	-	46	203	250,116	250,319	-	516
Non-Real Estate Secured:
Commercial & agricultural	9	-	46	55	40,345	40,400	-	46
SBA-PPP	-	-	-	-	5,219	5,219	-	-
Consumer & other	4	-	-	4	24,663	24,667	-	-
Total	$409	$688	$756	$1,853	$718,765	$720,618	$-	$1,625

December 31, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$43,826	$44,252	$-	$426
Farmland	-	-	117	117	24,909	25,026	-	117
Residential	246	163	285	694	297,719	298,413	-	596
Commercial mortgage	-	-	46	46	230,025	230,071	-	121
Non-Real Estate Secured:
Commercial & agricultural	58	-	46	104	38,338	38,442	-	60
SBA-PPP	-	-	-	-	24,528	24,528	-	-
Consumer & other	11	-	-	11	22,789	22,800	-	-
Total	$315	$163	$920	$1,398	$682,134	$683,532	$-	$1,320

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of June 30, 2022 and December 31, 2021, respectively, the recorded investment in impaired loans totaled $3.9 million and $3.6 million. The total amount of collateral-dependent impaired loans at June 30, 2022 and December 31, 2021, respectively, was $1.5 million and $966 thousand. As of June 30, 2022 and December 31, 2021, respectively, $826 thousand and $713 thousand of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.5 million and $3.2 million in troubled debt restructured loans included in impaired loans at June 30, 2022 and December 31, 2021, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of June 30, 2022 and December 31, 2021, respectively, $2.5 million and $2.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $135 thousand and $142 thousand of related allowance.

The following table is a summary of information related to impaired loans as of June 30, 2022 and December 31, 2021:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

June 30, 2022
With no related allowance recorded:
Construction & development	$426	$425	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	400	404	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	826	829	-

With an allowance recorded:
Construction & development	400	400	5
Farmland	371	388	8
Residential	2,253	2,430	127
Commercial mortgage	68	68	4
Commercial & agricultural	27	27	2
Consumer & other	-	-	-
Subtotal	3,119	3,313	146

Totals:
Construction & development	826	825	5
Farmland	371	388	8
Residential	2,253	2,430	127
Commercial mortgage	468	472	4
Commercial & agricultural	27	27	2
Consumer & other	-	-	-
Total	$3,945	$4,142	$146

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

1         Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$830	$6	$905	$7
Farmland	372	6	2,554	44
Residential	2,264	32	2,654	45
Commercial mortgage	471	5	39	3
Commercial & agricultural	28	-	42	1
Consumer & other	-	-	-	-
Total	$3,965	$49	$6,194	$100

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table shows the average recorded investment and interest income recognized for impaired loans for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$837	$11	$694	$8
Farmland	382	12	2,625	66
Residential	2,276	63	2,690	94
Commercial mortgage	471	10	40	3
Commercial & agricultural	30	1	43	1
Consumer & other	-	-	1	-
Total	$3,996	$97	$6,093	$172

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following tables set forth information with respect to the Bank’s troubled debt restructurings as of June 30, 2022 and June 30, 2021:

For the Six Months Ended June 30, 2022

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	50	49	-	-	-
Commercial mortgage	1	403	400	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	2	$453	$449	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the six months ended June 30, 2022, two loans were modified that were considered to be TDRs. The residential loan had term concessions granted and additional funds advanced for insurance. The commercial mortgage loan had the principal and interest payments modified; however, the maturity date remained the same. No TDRs identified in the last twelve months subsequently defaulted in the six months ended June 30, 2022.

For the Three Months Ended June 30, 2022

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial mortgage	1	403	400	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$400	$400	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended June 30, 2022, one loan was modified that was considered to be a TDR. The commercial mortgage loan had the principal and interest payments modified; however, the maturity date remained the same. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2022.

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

During the six months ended June 30, 2021, one loan was modified that was considered to be a TDR. The commercial mortgage loan had term concessions granted on the loan and additional funds advanced for insurance. No TDRs identified in the last twelve months subsequently defaulted in the six months ended June 30, 2021.

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

During the three months ended June 30, 2021, one loan was modified that was considered to be a TDR. The commercial mortgage loan had term concession granted on the loan and additional funds advanced for insurance. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended June 30, 2021.

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

The Bank began receiving requests for loan deferments on March 23, 2020 and through December 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, all of which have resumed payment. There were no loans with deferments remaining as of June 30, 2022 or December 31, 2021.

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at June 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Residential	$125	$134
Commercial mortgage	95	101
Commercial & agricultural	46	46
Outstanding balance	$266	$281

Carrying amount	$266	$281

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the six months ended June 30, 2022 and during the year ended December 31, 2021. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

Interest cost	$72	$72	$36	$36
Expected return on plan assets	(370)	(348)	(185)	(174)
Recognized net actuarial (gain)/loss	-	18	-	9
Net periodic benefit cost	$(298)	$(258)	$(149)	$(129)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2021 and there is no required contribution for 2022. Based on this we do not anticipate making a contribution to the plan in 2022.

Note 6. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the six-month period ended June 30, 2022 and for the year ended December 31, 2021 is as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021

Balance at beginning of year, net of accumulated amortization	$1,764	$2,359
Amortization expense	(268)	(595)
Net book value	$1,496	$1,764

Aggregate amortization expense was $268 thousand and $327 thousand for the six-month periods ended June 30, 2022 and 2021, respectively. Aggregate amortization expense was $134 thousand and $163 thousand for the three-month periods ended June 30, 2022 and 2021, respectively.

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

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed an operating lease during 2021 and renewed an operating lease during 2022 and recognized right-of-use assets and lease liabilities on each renewal.

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

	June 30,	December 31,
(dollars in thousands)	2022	2021

Lease liabilities	$810	$553
Right-of-use assets	$810	$553
Weighted average remaining lease term (years)	6.00	6.70
Weighted average discount rate	2.72%	2.45%

	Six Months Ended June 30,
(dollars in thousands)	2022	2021

Lease Expense
Operating lease expense	$77	$78
Short-term lease expense	4	14
Total lease expense	$81	$92

Cash paid for amounts included in lease liabilities	$77	$78

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Six months ending December 31, 2022	$81
Twelve months ending December 31, 2023	153
Twelve months ending December 31, 2024	140
Twelve months ending December 31, 2025	143
Twelve months ending December 31, 2026	143
Thereafter	221
Total undiscounted cash flows	$881
Less discount	(71)
Lease liabilities	$810

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

No Award may be granted under the plan after March 16, 2030 and any Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of June 30, 2022, 37,700 shares have been issued under the Equity Plan, leaving 262,300 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the six months ended June 30, 2022 and 2021, $37 thousand and $14 thousand, respectively, was recognized as compensation expense related to share-based compensation. For the three months ended June 30, 2022 and 2021, $22 thousand and $14 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of June 30, 2022, the unrecognized compensation expense related to unvested restricted stock awards was $274 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.76 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30 -
Granted	14,500	13.00
Vested	-	-	$-
Forfeited	-	-
Unvested as of June 30, 2022	25,375	$12.37

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021

Commitments to extend credit	$143,281	$140,526
Standby letters of credit	1,369	1,161
	$144,650	$141,687

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with ASU No. 2016-01, the fair value of loans as of June 30, 2022 and December 31, 2021, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2022

Financial Instruments – Assets
Net Loans	$714,584	$675,853	$-	$-	$675,853

Financial Instruments – Liabilities
Time Deposits	172,935	172,986	-	172,986	-

December 31, 2021

Financial Instruments – Assets
Net Loans	$677,855	$671,826	$-	$-	$671,826

Financial Instruments – Liabilities
Time Deposits	190,334	191,464	-	191,464	-
FHLB Advances	5,000	4,951	-	4,951	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2022, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2022
Investment securities available for sale
U.S. Treasury securities	$4,961	$-	$4,961	$-
U.S. Government agencies	22,127	-	22,127	-
Mortgage-backed securities	75,131	-	75,131	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	46,167	-	46,167	-
Total assets at fair value	$149,886	$-	$149,886	$-

December 31, 2021
Investment securities available for sale
U.S. Government agencies	$20,149	$-	$20,149	$-
Mortgage-backed securities	63,311	-	63,311	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	44,755	-	44,755	-
Total assets at fair value	$129,715	$-	$129,715	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. There were no significant transfers between levels during the six-month period ended June 30, 2022 and the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2022
Impaired loans	$182	$-	$-	$182
Total assets at fair value	$182	$-	$-	$182

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Impaired loans	$189	$-	$-	$189
Total assets at fair value	$189	$-	$-	$189

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$182	$189	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Short-Term Debt

On December 21, 2021, Parkway entered into a $5.0 million unsecured revolving line of credit, with a maturity date of December 21, 2022. Interest on the line of credit is variable and is set at prime plus 1.00%. At June 30, 2022, $3.35 million was outstanding under this revolving line of credit at a rate of 5.75% and is classified as short-term debt. At December 31, 2021, $3.2 million was outstanding under this revolving line of credit at a rate of 4.25% and was classified as short-term debt.

At June 30, 2022 and December 31, 2021, the Bank had no debt outstanding classified as short-term.

At June 30, 2022, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $251.8 million from the FHLB, subject to the pledging of collateral.

Note 12. Long-Term Debt

At June 30, 2022, the Bank had no debt outstanding classified as long-term.

At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2022 and December 31, 2021, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital (to risk weighted assets)	$95,245	12.74%	$59,796	8.00%	$74,745	10.00%
Tier 1 Capital (to risk weighted assets)	$89,171	11.93%	$44,847	6.00%	$59,796	8.00%
Common Equity Tier 1 (to risk weighted assets)	$89,171	11.93%	$33,635	4.50%	$48,584	6.50%
Tier 1 Capital (to average total assets)	$89,171	8.61%	$41,444	4.00%	$51,805	5.00%

December 31, 2021
Total Capital (to risk weighted assets)	$90,617	12.23%	$59,256	8.00%	$74,071	10.00%
Tier 1 Capital (to risk weighted assets)	$84,900	11.46%	$44,442	6.00%	$59,256	8.00%
Common Equity Tier 1 (to risk weighted assets)	$84,900	11.46%	$33,332	4.50%	$48,146	6.50%
Tier 1 Capital (to average total assets)	$84,900	8.58%	$39,598	4.00%	$49,497	5.00%

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

The CBLR framework was available for banks to use in their June 30, 2022, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

Net income was $2.2 million, or $0.40 per share, in the second quarter of 2022, compared to $2.3 million, or $0.38 per share, in the second quarter of 2021. For the six months ended June 30, 2022, net income was $4.6 million, or $0.83 per share, compared to net income of $4.1 million, or $0.69 per share, for the six months ended June 30, 2021.

●	Net interest margin (“NIM”) was 3.54% for the second quarter of 2022, compared to 3.69% in the second quarter of 2021.
●	Total assets increased $42.4 million, or 4.26%, to $1.04 billion at June 30, 2022 from $995.8 million at December 31, 2021.
●	Net loans were $714.6 million at June 30, 2022, an increase of $36.7 million, or 5.42%, when compared to $677.9 million at December 31, 2021.
●	Total deposits were $953.7 million at June 30, 2022, an increase of $55.5 million, or 6.18%, from $898.2 million at December 31, 2021.
●

Annualized return on average assets decreased to 0.88% for the quarter ended June 30, 2022, from 0.99% for the quarter ended June 30, 2021, due mainly to growth in assets. Annualized return on average equity increased to 11.67% for the quarter ended June 30, 2022, from 10.74% for the quarter ended June 30, 2021.

●

Earnings for the first six months of 2022 represented an annualized return on average assets of 0.92% and an annualized return on average equity of 11.70%, compared to 0.93% and 9.76%, respectively, for the first six months of 2021.

●

The Bank participated in the Small Business Administration Paycheck Protection Program (“SBA-PPP”) during 2020 and 2021. Gross SBA-PPP loans totaling $5.4 million with net deferred fees of $204 thousand remained on the balance sheet as of June 30, 2022.

●	The Company repurchased 12,000 shares of its common stock through its publicly announced share repurchase program during the second quarter of 2022.

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended June 30, 2022 and 2021

Net interest income after provision for loan losses in the second quarter of 2022 was $8.1 million compared to $7.7 million in the second quarter of 2021, primarily reflecting increased interest income and a reduction in interest expense. Total interest income was $8.8 million in the second quarter of 2022, representing an increase of $281 thousand in comparison to the second quarter of 2021. Interest income on loans decreased in the quarterly comparison by $250 thousand, primarily due to a decrease in SBA-PPP related interest and fees of $289 thousand from the year ago period. From June 30, 2021 to June 30, 2022, SBA-PPP loans decreased by $56.2 million, however; this decrease has been offset by higher yielding organic loan growth of $81.7 million. Management anticipates that this loan growth in addition to higher rates in the current year will have a positive impact on both earning assets and loan yields. Interest income on securities increased by $402 thousand in the quarterly comparison, as a result of the $65.0 million increase in the securities portfolio, excluding market value changes, from the year ago period. The average yield on investment securities increased to 1.97% for the three months ended June 30, 2022, compared to 1.69% for the three months ended June 30, 2021. The Company also successfully reduced interest expense on deposits by $201 thousand, or 32.84%, in the quarterly comparison, reflecting rate reductions in deposit offerings as well as a reduction of $27.7 million in time deposit balances from a year ago.

The provision for loan losses was $217 thousand for the quarter ended June 30, 2022, compared to $195 thousand for the quarter ended June 30, 2021. During the second quarter of 2022, Parkway recorded $20 thousand in net recoveries compared to $96 thousand in net recoveries for the second quarter of 2021. The reserve for loan losses at June 30, 2022 was approximately 0.84% of total loans, compared to 0.77% at June 30, 2021. Management’s estimate of probable credit losses inherent in the acquired loan portfolio from Cardinal Bankshares Corporation and Great State Bank was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of June 30, 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $785 thousand. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Second quarter 2022 noninterest income was $1.5 million compared with $1.6 million in the second quarter of 2021. Income from service charges and fees increased by $286 thousand, offsetting a $158 thousand decrease in mortgage origination fees as mortgage origination volume declined compared to the year ago period. Nonrecurring income of $200 thousand from a one-time lease termination fee was recorded in other income for the second quarter of 2021. Excluding this nonrecurring income of $200 thousand in 2021, noninterest income increased by $114 thousand for the second quarter of 2022 compared to the second quarter of 2021.

Noninterest expense in the second quarter of 2022 was $6.9 million compared with $6.4 million in the second quarter of 2021, an increase of $458 thousand, or 7.14%. There was an increase in salary and benefit costs of $205 thousand, while occupancy and equipment expenses increased $197 thousand in the quarterly comparisons primarily due to branch expansion costs. FDIC assessments increased by $38 thousand to adjust for continued deposit growth, offsetting a decrease in core deposit intangible amortization of $29 thousand in the quarterly comparison.

Income tax expense decreased by $37 thousand in the quarter-to-quarter comparison, totaling $555 thousand for the quarter ended June 30, 2022 compared to $592 thousand for the quarter ended June 30, 2021. The decrease was primarily due to a decrease in net income before taxes of $103 thousand in the quarterly comparison.

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months ended June 30, 2022 and 2021

For the first half of 2022, net interest income after provision for loan losses was $16.0 million compared to $14.9 million for the first half of 2021. Interest income increased by $705 thousand, primarily due to an increase of $708 thousand in interest income on securities and an increase of $126 thousand in interest income on interest-bearing deposits in banks, which offset a decrease in loan interest income of $127 thousand during the first half of 2022, compared to the first half of 2021. The average yield on investment securities increased to 1.82% for the six months ended June 30, 2022, compared to 1.68% for the six months ended June 30, 2021.

Interest income on loans decreased in the six-month comparison, primarily due to a decrease in SBA-PPP related interest and fees of $121 thousand from the year ago period. Excluding SBA-PPP related interest and fees of $1.7 million for the first half of 2022 and $1.8 for the first half of 2021, interest income on loans would be comparable at $14.1 million. Interest expense on deposits decreased by $443 thousand for the six-months ended June 30, 2022 compared to the same period last year. As previously discussed, this is a reflection of the reduced rates for interest bearing demand deposits, time deposits, and savings products and a reduction in time deposit balances from a year ago.

For the six months ended June 30, 2022 and 2021, noninterest income was $3.2 million and $3.0 million, respectively. The increase of $139 thousand was due to an increase of $503 thousand in service charges and fees, which offset a $301 thousand decrease in mortgage origination fees. Included in income for the six months ended June 30, 2022 was nonrecurring income from life insurance contracts of $217 thousand, and for the six months ended June 30, 2021, there was nonrecurring income of $200 thousand from a one-time lease termination fee.

For the six-month period ended June 30, 2022, total noninterest expenses increased by $708 thousand compared to the same period in 2021, primarily due to employee and branch costs associated with branch expansion. Salary and benefit cost increased by $229 thousand, occupancy and equipment expenses increased by $288 thousand, and telephone expense increased by $62 thousand from the first six months of 2021 to 2022. FDIC assessments increased by $75 thousand in the six-month comparison due to continued deposit growth.

In total, income before taxes increased by $538 thousand over the first six months of 2022 compared to the first six months of 2021. Income tax expense increased by $45 thousand over the prior year, resulting in an increase in net income of $493 thousand for the six months ended June 30, 2022, compared to the same period in 2021.

Financial Condition

Total assets increased by $42.4 million, or 4.26%, to $1.04 billion at June 30, 2022 from $995.8 million at December 31, 2021. The growth in assets during the first six months of 2022 primarily reflects an increase in gross loans and deposits. Total loans increased by $37.1 million, or 5.43%, to $720.6 million at June 30, 2022 from $683.5 million at December 31, 2021. SBA-PPP loans decreased by $19.3 million during the first half of 2022; however, this decrease was offset by higher yielding organic loan growth of $57.0 million during the first half of 2022. Gross loans at June 30, 2022 included $5.4 million in SBA-PPP loans with net deferred fees of $204 thousand.

Investment securities increased by $20.2 million to $149.9 million at June 30, 2022 from $129.7 million at December 31, 2021. The increase in the first six months of 2022 was the result of $43.2 million in purchases, offset by paydowns, calls, and maturities of $6.3 million, and an increase in unrealized losses of $16.5 million as a result of the increase in interest rates during the first half of 2022.

Total deposits increased $55.5 million, or 6.18%, to $953.7 million at June 30, 2022 from $898.2 million at December 31, 2021. Deposit growth continues to reflect increased balances held by customers, organic growth in our markets and new customer deposits. Lower-cost core deposits (demand deposits, savings, and money market accounts) increased by $72.9 million during the first six months of 2022, resulting in annualized growth of 21%, while time deposit balances decreased by $17.4 million.

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Total stockholders’ equity decreased by $9.4 million, or 11.02% to $75.8 million at June 30, 2022, from $85.2 million at December 31, 2021. The change during the first half of 2022 reflects earnings of $4.6 million, offset by dividend payments of $843 thousand, stock repurchases of $154 thousand, and an unrealized loss on the value of the securities portfolio as a result of increased interest rates during the first half of 2022. As interest rates rise, we anticipate continued negative pressure on the market value of our investment portfolio which is recognized on our balance sheet as a reduction in stockholders’ equity. However, management does not anticipate the need to sell any investment securities prior to their scheduled maturity, therefore we do not expect market value changes to impact future earnings.

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

The following table provides information about the allowance for loan losses, nonperforming assets and loans past due 90 days or more and still accruing as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021

Allowance for loan losses	$6,034	$5,677
Total loans	$720,618	$683,532
Allowance for loan losses to total loans	0.84%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,625	$1,320
Restructured loans	3,119	3,167
Purchased credit-impaired loans on accrual status	97	103
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,841	4,590
Foreclosed assets	-	-
Total nonperforming assets	$4,841	$4,590

Total nonperforming loans as a percentage to total loans	0.67%	0.67%
Total allowance for loan losses to nonperforming loans	124.64%	123.68%
Total nonperforming assets as a percentage to total assets	0.47%	0.46%
Total nonaccrual loans as a percentage to total loans	0.23%	0.19%
Total allowance for loan losses to nonaccrual loans	371.32%	430.08%

Total nonperforming loans was 0.67% of total outstanding loans as of June 30, 2022 and December 31, 2021, respectively. The majority of the increase in nonaccrual loans for the first six months of 2022 came in the “commercial mortgage” category as a result of one large credit going into nonaccrual status. Nonaccrual loans in this category increased by $395 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

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

Restructured loans represent troubled debt restructurings (“TDRs”) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from December 31, 2021 to June 30, 2022 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

There were no foreclosed assets as of June 30, 2022 or December 31, 2021. More information on nonperforming assets and loan modifications in response to COVID-19 can be found in Note 4 of the “Notes to Consolidated Financial Statements.”

As of June 30, 2022 and December 31, 2021 we had loans with a current principal balance of $7.7 million and $10.9 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of June 30, 2022, potential problem loans classified as substandard totaled $5.7 million compared to $6.0 million at December 31, 2021. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of June 30, 2022 loans past due 30-89 days and still accruing totaled $827 thousand compared to $346 thousand at December 31, 2021.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2022 totaled $3.5 million, or 0.48% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses at June 30, 2022 was approximately 0.84% of total loans, compared to 0.83% at December 31, 2021. Management’s estimate of probable credit losses inherent in the acquired Cardinal Bankshares Corporation and Great State loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of June 30, 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $785 thousand. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the six months ended June 30, 2022 and 2021, and the year ended December 31, 2021.

	Six months ended June 30, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$2	$44,678	0.00%
Farmland	-	24,118	0.00%
Residential	11	314,516	0.00%
Commercial mortgage	-	236,935	0.00%
Commercial & agriculture	4	39,042	0.01%
SBA-PPP	-	14,088	0.00%
Consumer & other	(14)	23,777	(0.06%)
Total	$3	$697,154	0.00%

	Six months ended June 30, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$2	$44,433	0.00%
Farmland	-	31,869	0.00%
Residential	2	284,937	0.00%
Commercial mortgage	61	214,753	0.03%
Commercial & agriculture	45	33,652	0.13%
SBA-PPP	-	61,596	0.00%
Consumer & other	(25)	17,169	(0.15%)
Total	$85	$688,409	0.01%

	Year ended December 31, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$5	$44,437	0.01%
Farmland	-	29,766	0.00%
Residential	2	289,445	0.00%
Commercial mortgage	61	220,897	0.03%
Commercial & agriculture	45	34,457	0.13%
SBA-PPP	-	49,438	0.00%
Consumer & other	(59)	19,147	(0.31%)
Total	$54	$687,587	0.01%

Part I. Financial Information

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at June 30, 2022. The Bank had no balances outstanding on these lines as of June 30, 2022 and December 31, 2021, respectively. In addition, the Bank has the ability to borrow up to approximately $251.8 million from the FHLB, subject to the pledging of collateral.

At June 30, 2022, the Bank had no debt outstanding classified as long-term. At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

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

The Bank’s investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased; otherwise, the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets with average lives or repricing terms of less than 60 months. These investments are a preferred source of funds because their market value is not as sensitive to changes in interest rates as investments with longer durations.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 21.4% and 23.1% for the periods ended June 30, 2022 and December 31, 2021, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2022, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At June 30, 2022, Parkway’s equity to asset ratio was 7.30% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $843 thousand, and had $154 thousand of stock repurchases for the first half of 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the second quarter of 2022.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 4/1 through 4/30	-	$-	-	103,325
Purchased 5/1 through 5/31	12,000	$12.85	12,000	91,325
Purchased 6/1 through 6/30	-	$-	-	91,325
Total during second quarter 2022	12,000	$12.85	12,000

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

10.5

Amended and Restated Change in Control Agreement, by and between the company and Lori C. Vaught, dated May 26, 2022 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2022 and incorporated herein by reference).

10.6

Amended and Restated Change in Control Agreement, by and between the company and Beth R. Worrell, dated May 26, 2022 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2022 and incorporated herein by reference).

10.7

Amended and Restated Change in Control Agreement, by and between the company and Jonathan L. Kruckow, dated May 26, 2022 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2022 and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: August 15, 2022	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer