Form 10-Q
period 2022-09-30
Parkway Acquisition Corp.
filed 2022-11-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

PARKWAY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,608,716 shares of Common Stock, no par value per share, outstanding as of November 11, 2022.

Part I.  Financial Information

Item 1.  Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(dollars in thousands)	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$18,615	$14,349
Interest-bearing deposits with banks	49,795	5,986
Federal funds sold	602	95,311
Investment securities available for sale	138,491	129,715
Restricted equity securities	1,950	1,971
Loans, net of allowance for loan losses of $6,168 at September 30, 2022 and $5,677 at December 31, 2021	732,824	677,855
Cash value of life insurance	22,368	18,750
Properties and equipment, net	32,128	30,856
Accrued interest receivable	2,589	2,363
Core deposit intangible	1,391	1,764
Goodwill	3,257	3,257
Deferred tax assets, net	5,955	1,122
Other assets	13,780	12,549
	$1,023,745	$995,848

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$328,000	$298,107
Interest-bearing	617,666	600,119
Total deposits	945,666	898,226

Borrowings	3,350	8,200
Accrued interest payable	91	73
Other liabilities	4,124	4,155
	953,231	910,654
Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,608,716 and 5,606,216 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Surplus	33,493	33,588
Retained earnings	59,378	53,745
Accumulated other comprehensive loss	(22,357)	(2,139)
	70,514	85,194
	$1,023,745	$995,848

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$8,217	$8,259	$23,923	$24,092
Interest-bearing deposits in banks	356	19	548	85
Federal funds sold	3	11	5	11
Interest on taxable securities	742	358	1,962	952
Interest on nontaxable securities	72	12	176	34
Dividends	5	8	59	66
	9,395	8,667	26,673	25,240
Interest expense
Deposits	374	556	1,232	1,857
Interest on borrowings	55	21	140	62
	429	577	1,372	1,919
Net interest income	8,966	8,090	25,301	23,321

Provision for loan losses	148	219	502	576
Net interest income after provision for loan losses	8,818	7,871	24,799	22,745

Noninterest income
Service charges on deposit accounts	489	444	1,406	1,071
Other service charges and fees	835	668	2,314	1,934
Nets realized gains on securities	-	265	-	265
Mortgage origination fees	74	275	359	861
Increase in cash value of life insurance	135	108	397	324
Life insurance income	-	-	217	-
Other income	37	53	45	387
	1,570	1,813	4,738	4,842
Noninterest expenses
Salaries and employee benefits	3,875	3,645	11,271	10,812
Occupancy and equipment	1,139	907	3,216	2,696
Foreclosed asset expense, net	(1)	1	(1)	1
Data processing expense	408	468	1,343	1,434
FDIC Assessments	114	76	342	229
Advertising	161	172	488	473
Bank franchise tax	126	126	379	379
Director fees	56	58	202	205
Professional fees	144	107	484	455
Telephone expense	110	100	370	298
Core deposit intangible amortization	105	134	373	461
Other expense	662	489	1,842	1,542
	6,899	6,283	20,309	18,985
Net income before income taxes	3,489	3,401	9,228	8,602

Income tax expense	701	701	1,798	1,753
Net income	$2,788	$2,700	$7,430	$6,849

Net income per share	$0.50	$0.45	$1.32	$1.14
Weighted average shares outstanding	5,608,716	6,003,504	5,612,452	6,028,449
Dividends declared per share	$0.17	$0.14	$0.32	$0.27

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)

Net Income	$7,430	$6,849

Other comprehensive income (loss)

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(25,593)	(1,030)
Tax related to unrealized losses	5,375	216
Reclassification of net realized gains during the period	-	(265)
Tax related to realized gains	-	56

Total other comprehensive loss	(20,218)	(1,023)
Total comprehensive income (loss)	$(12,788)	$5,826

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)

Net Income	$2,788	$2,700

Other comprehensive income (loss)

Unrealized losses on investment securities available for sale:
Unrealized gains (losses) arising during the period	(9,049)	106
Tax related to unrealized (gains) losses	1,900	(22)
Reclassification of net realized gains during the period	-	(265)
Tax related to realized gains	-	56

Total other comprehensive loss	(7,149)	(125)
Total comprehensive income (loss)	$(4,361)	$2,575

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2022 and 2021 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	1,847	-	1,847
Other comprehensive loss	-	-	-	-	(1,362)	(1,362)
Dividends paid ($0.13 per share)	-	-	-	(785)	-	(785)
Restricted stock issued	14,500	-	-	-	-	-
Common stock repurchased	(10,000)	-	(109)	-	-	(109)

Balance, March 31, 2021	6,050,275	$-	$39,631	$46,949	$(1,883)	$84,697

Net income	-	-	-	2,302	-	2,302
Other comprehensive income	-	-	-	-	464	464
Share-based compensation	-	-	14	-	-	14
Common stock repurchased	(35,000)	-	(427)	-	-	(427)

Balance, June 30, 2021	6,015,275	$-	$39,218	$49,251	$(1,419)	$87,050

Net income	-	-	-	2,700	-	2,700
Other comprehensive loss	-	-	-	-	(125)	(125)
Dividends paid ($0.14 per share)	-	-	-	(839)	-	(839)
Share-based compensation	-	-	14	-	-	14
Common stock repurchased	(34,175)	-	(420)	-	-	(420)

Balance, September 30, 2021	5,981,100	$-	$38,812	$51,112	$(1,544)	$88,380

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	2,406	-	2,406
Other comprehensive loss	-	-	-	-	(7,388)	(7,388)
Dividends paid ($0.15 per share)	-	-	-	(843)	-	(843)
Restricted stock issued	14,500	-	-	-	-	-
Share-based compensation	-	-	15	-	-	15

Balance, March 31, 2022	5,620,716	$-	$33,603	$55,308	$(9,527)	$79,384

Net income	-	-	-	2,236	-	2,236
Other comprehensive loss	-	-	-	-	(5,681)	(5,681)
Share-based compensation	-	-	22	-	-	22
Common stock repurchased	(12,000)	-	(154)	-	-	(154)

Balance, June 30, 2022	5,608,716	$-	$33,471	$57,544	$(15,208)	$75,807

Net income	-	-	-	2,788	-	2,788
Other comprehensive loss	-	-	-	-	(7,149)	(7,149)
Dividends paid ($0.17 per share)	-	-	-	(954)	-	(954)
Share-based compensation	-	-	22	-	-	22

Balance, September 30, 2022	5,608,716	$-	$33,493	$59,378	$(22,357)	$70,514

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,430	$6,849
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,241	1,125
Amortization of core deposit intangible	373	461
Accretion of loan discount and deposit premium, net	(343)	(844)
Provision for loan losses	502	576
Deferred income taxes	542	(218)
Net realized gains on securities	-	(265)
Accretion of discount on securities, net of amortization of premiums	196	251
Deferred compensation	121	16
Share-based compensation	59	28
(Gains) Losses on disposal of property and equipment	(5)	1
Life insurance income	(217)	-
Changes in assets and liabilities:
Cash value of life insurance	(397)	(324)
Accrued interest receivable	(226)	(59)
Other assets	(1,009)	(910)
Accrued interest payable	18	(2)
Other liabilities	(374)	(1,132)
Net cash provided by operating activities	7,911	5,553

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(45,181)	(91,541)
Sales	-	8,619
Maturities/calls/paydowns	10,616	7,726
Sales of restricted equity securities	21	207
Net increase in loans	(55,171)	(21,189)
Purchases of life insurance contracts	(3,500)	-
Proceeds from life insurance contracts	496	-
Proceeds from sale of property and equipment	647	-
Purchases of property and equipment	(3,155)	(4,810)
Net cash used in investing activities	(95,227)	(100,988)

Cash flows from financing activities
Net increase in deposits	47,483	122,809
Repayment of FHLB advances	(5,000)	-
Advance on short-term line of credit	150	-
Common stock repurchased	(154)	(956)
Dividends paid	(1,797)	(1,624)
Net cash provided by financing activities	40,682	120,229
Net (decrease) increase in cash and cash equivalents	(46,634)	24,794

Cash and cash equivalents, beginning	115,646	95,689
Cash and cash equivalents, ending	$69,012	$120,483

See Notes to Consolidated Financial Statements

Parkway Acquisition Corp. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$1,354	$1,921
Taxes paid	$568	$2,063

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(20,218)	$(1,023)
Right-of-use assets obtained in exchange for new operating lease liabilities	$327	$11

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

The consolidated financial statements as of September 30, 2022 and for the nine and three-month periods ended September 30, 2022 and 2021 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the nine and three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2022, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 8 to the consolidated financial statements.

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees.  The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.  Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.  Fees for these services for the nine months ended September 30, 2022 and 2021 amounted to $1.4 million and $1.1 million, respectively.  Fees for these services for the three months ended September 30, 2022 and 2021 amounted to $489 thousand and $444 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the nine months ended September 30, 2022 and 2021 amounted to $359 thousand and $861 thousand, respectively. Fees for these services for the three months ended September 30, 2022 and 2021 amounted to $74 thousand and $275 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the nine months ended September 30, 2022 and 2021 amounted to $2.0 million and $1.7 million, respectively. Fees for these services for the three months ended September 30, 2022 and 2021 amounted to $704 thousand and $588 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the nine months ended September 30, 2022 and 2021 the Company received $46 thousand and $45 thousand, respectively in income from these services. For the three months ended September 30, 2022 and 2021 the Company received $20 thousand and $14 thousand, respectively in income from these services.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for nine months ended September 30, 2022 and 2021 amounted to $488 thousand and $473 thousand, respectively. Advertising expense for the three months ended September 30, 2022 and 2021 amounted to $161 thousand and $172 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the nine and three months ended September 30, 2022 and 2021, there were no dilutive instruments.

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

	Unrealized Gains
	And (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive loss before reclassifications	(814)	-	(814)
Amounts reclassified from accumulated other comprehensive income, net of tax	(209)	-	(209)
Balance September 30, 2021	$(441)	$(1,103)	$(1,544)

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before reclassifications	(20,218)	-	(20,218)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance September 30, 2022	$(21,695)	$(662)	$(22,357)

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

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses to a current expected credit losses (“CECL”) model and modify the impairment model for certain debt securities. The Company will apply the amendments to the Accounting Standards Updates (“ASU”) through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will result in an increase in the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. The majority of the increase results from longer duration portfolios. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. In July 2019, the FASB proposed changes to the effective date of the ASU for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. On October 16, 2019, the proposed changes were approved by the FASB.

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

In June 2022, the FASB issued amendments to clarify the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security.  The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2022 and December 31, 2021 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Available for sale:
U.S. Treasury securities	$4,976	$-	$(145)	$4,831
U.S. Government agencies	24,991	-	(4,355)	20,636
Mortgage-backed securities	80,546	-	(11,995)	68,551
Corporate securities	1,500	-	-	1,500
State and municipal securities	53,940	19	(10,986)	42,973
	$165,953	$19	$(27,481)	$138,491
December 31, 2021
Available for sale:
U.S. Government agencies	$20,333	$7	$(191)	$20,149
Mortgage-backed securities	64,437	208	(1,334)	63,311
Corporate securities	1,500	-	-	1,500
State and municipal securities	45,314	189	(748)	44,755
	$131,584	$404	$(2,273)	$129,715

Restricted equity securities totaled $2.0 million at September 30, 2022 and December 31, 2021, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available for sale:
U.S. Treasury securities	$4,831	$(145)	$-	$-	4,831	$(145)
U.S. Government agencies	8,677	(1,943)	8,684	(2,412)	20,636	(4,355)
Mortgage-backed securities	42,691	(4,977)	29,127	(7,018)	68,543	(11,995)
State and municipal securities	27,860	(6,897)	13,534	(4,089)	41,394	(10,986)
Total securities available for sale	$84,059	$(13,962)	$51,345	$(13,519)	$135,404	$(27,481)

December 31, 2021
Available for sale:
U.S. Government agencies	$15,091	$(191)	$-	$-	$15,091	$(191)
Mortgage-backed securities	51,990	(1,334)	-	-	51,990	(1,334)
State and municipal securities	28,305	(589)	3,560	(159)	31,865	(748)
Total securities available for sale	$95,386	$(2,114)	$3,560	$(159)	$98,946	$(2,273)

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At September 30, 2022, 82 investment securities with unrealized losses had depreciated 16.87 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2022. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

There were no sales of investment securities available for sale for the nine and three-month periods ended September 30, 2022.  Proceeds from sales of investment securities available for sale was $8.62 million for the nine and three-month periods ended September 30, 2021.  Gross proceeds from called securities totaled $1.7 million for the nine-month period ended September 30, 2022 and $500 thousand for the nine-month period ended September 30, 2021.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2022	2021	2022	2021

Realized gains	$-	$265	$-	$265
Realized losses	-	-	-	-
	$-	$265	$-	$265

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

The scheduled maturities of securities available for sale at September 30, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$78	$77
Due after one year through five years	13,630	13,061
Due after five years through ten years	67,344	57,252
Due after ten years	84,901	68,101
	$165,953	$138,491

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $34.2 million and $32.0 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Construction & development	$45,826	$44,252
Farmland	24,846	25,026
Residential	346,308	298,413
Commercial mortgage	261,879	230,071
Commercial & agricultural	39,794	38,442
SBA-PPP	86	24,528
Consumer & other	20,253	22,800
Total loans	738,992	683,532
Allowance for loan losses	(6,168)	(5,677)
Loans, net of allowance for loan losses	$732,824	$677,855

As of September 30, 2022 and December 31, 2021, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $96 thousand with net deferred fees of $10 thousand remained on the balance sheet as of September 30, 2022. Gross SBA-PPP loans totaling $26.3 million with net deferred fees of $1.8 million remained on the balance sheet at December 31, 2021. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. Loan forgiveness payments will be treated as prepayments and recognized as they occur. A summary of our SBA-PPP loans as of September 30, 2022 and December 31, 2021 by SBA tier is as follows:

(dollars in thousands)
September 30, 2022
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	-	-%	$-	-%
Over $350,000 to less than $2 million	-	-%	-	-%
Up to $350,000	8	100.00%	86	100.00%
Total	8	100.00%	$86	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.12%	$1,950	7.95%
Over $350,000 to less than $2 million	11	1.36%	5,018	20.46%
Up to $350,000	797	98.52%	17,560	71.59%
Total	809	100.00%	$24,528	100.00%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of September 30, 2022 and December 31, 2021 by industry is as follows:

(dollars in thousands)
September 30, 2022
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	-	-%	$-	-%
Retail Trade	1	12.50%	21	24.42%
Construction	1	12.50%	10	11.63%
Health Care & Social Assistance	1	12.50%	5	5.81%
Accommodation & Retail Services	1	12.50%	30	34.88%
Educational Services	-	-%	-	-%
General & Other	4	50.00%	20	23.26%
Total	8	100.00%	$86	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	26	3.21%	$2,067	8.43%
Retail Trade	61	7.54%	1,124	4.58%
Construction	127	15.70%	2,855	11.64%
Health Care & Social Assistance	18	2.23%	1,300	5.30%
Accommodation & Retail Services	58	7.17%	4,235	17.27%
Educational Services	4	0.49%	2,424	9.88%
General & Other	515	63.66%	10,523	42.90%
Total	809	100.00%	$24,528	100.00%

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of September 30, 2022 and December 31, 2021:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
For the Three Months Ended September 30, 2022
Allowance for loan losses:
Balance, June 30, 2022	$470	$287	$2,712	$2,087	$334	$144	$6,034
Charge-offs	-	-	-	-	-	(42)	(42)
Recoveries	1	-	-	8	13	6	28
Provision	38	4	19	85	(20)	22	148
Balance, September 30, 2022	$509	$291	$2,731	$2,180	$327	$130	$6,168

For the Three Months Ended September 30, 2021
Allowance for loan losses:
Balance, June 30, 2021	$428	$344	$2,320	$1,843	$273	$134	$5,342
Charge-offs	-	-	-	-	(8)	(22)	(30)
Recoveries	1	-	-	-	8	10	19
Provision	59	(32)	117	86	(3)	(8)	219
Balance, September 30, 2021	$488	$312	$2,437	$1,929	$270	$114	$5,550

For the Nine Months Ended September 30, 2022
Allowance for loan losses:
Balance, December 31, 2021	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	(6)	(86)	(92)
Recoveries	3	-	11	8	23	36	81
Provision	22	(24)	199	264	(11)	52	502
Balance, September 30, 2022	$509	$291	$2,731	$2,180	$327	$130	$6,168

For the Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance, December 31, 2020	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	(8)	(73)	(81)
Recoveries	3	-	2	61	53	36	155
Provision	(14)	(94)	268	447	(68)	37	576
Balance, September 30, 2021	$488	$312	$2,437	$1,929	$270	$114	$5,550

September 30, 2022
Allowance for loan losses:
Ending Balance	$509	$291	$2,731	$2,180	$327	$130	$6,168
Ending balance: individually evaluated for impairment	$5	$6	$-	$-	$-	$-	$11
Ending balance: collectively evaluated for impairment	$504	$285	$2,731	$2,180	$327	$130	$6,157
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$45,826	$24,846	$346,308	$261,879	$39,794	$20,253	$738,906
Ending balance: individually evaluated for impairment	$383	$262	$-	$393	$-	$-	$1,038
Ending balance: collectively evaluated for impairment	$45,443	$24,584	$346,187	$261,394	$39,749	$20,253	$737,610
Ending balance: purchased credit impaired loans	$-	$-	$121	$92	$45	$-	$258

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

As of September 30, 2022 and December 31, 2021, the Bank had no unallocated reserves included in the allowance for loan losses.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of September 30, 2022 and December 31, 2021, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2022 and December 31, 2021:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

September 30, 2022
Real Estate Secured:
Construction & development	$45,411	$-	$-	$415	$45,826
Farmland	21,420	824	600	2,002	24,846
Residential	344,715	269	510	814	346,308
Commercial mortgage	255,409	2,211	2,313	1,946	261,879
Non-Real Estate Secured:
Commercial & agricultural	39,624	36	-	134	39,794
SBA-PPP	86	-	-	-	86
Consumer & other	20,243	-	-	10	20,253
Total	$726,908	$3,340	$3,423	$5,321	$738,992

December 31, 2021
Real Estate Secured:
Construction & development	$43,423	$-	$-	$829	$44,252
Farmland	21,430	831	480	2,285	25,026
Residential	296,160	356	582	1,315	298,413
Commercial mortgage	220,061	5,036	3,607	1,367	230,071
Non-Real Estate Secured:
Commercial & agricultural	38,254	20	-	168	38,442
SBA-PPP	24,528	-	-	-	24,528
Consumer & other	22,800	-	-	-	22,800
Total	$666,656	$6,243	$4,669	$5,964	$683,532

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2022 and December 31, 2021:

Analysis of Past Due and Nonaccrual Loans

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

September 30, 2022
Real Estate Secured:
Construction & development	$-	$31	$383	$414	$45,412	$45,826	$-	$415
Farmland	-	-	-	-	24,846	24,846	-	98
Residential	189	280	238	707	345,601	346,308	-	552
Commercial mortgage	-	93	46	139	261,740	261,879	-	641
Non-Real Estate Secured:
Commercial & agricultural	-	8	54	62	39,732	39,794	-	54
SBA-PPP	-	-	-	-	86	86	-	-
Consumer & other	-	-	10	10	20,243	20,253	-	10
Total	$189	$412	$731	$1,332	$737,660	$738,992	$-	$1,770

December 31, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$43,826	$44,252	$-	$426
Farmland	-	-	117	117	24,909	25,026	-	117
Residential	246	163	285	694	297,719	298,413	-	596
Commercial mortgage	-	-	46	46	230,025	230,071	-	121
Non-Real Estate Secured:
Commercial & agricultural	58	-	46	104	38,338	38,442	-	60
SBA-PPP	-	-	-	-	24,528	24,528	-	-
Consumer & other	11	-	-	11	22,789	22,800	-	-
Total	$315	$163	$920	$1,398	$682,134	$683,532	$-	$1,320

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of September 30, 2022 and December 31, 2021, respectively, the recorded investment in impaired loans totaled $3.2 million and $3.6 million. The total amount of collateral-dependent impaired loans at September 30, 2022 and December 31, 2021, respectively, was $1.0 million and $966 thousand. As of September 30, 2022 and December 31, 2021, respectively, $393 thousand and $713 thousand of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.2 million and $3.2 million in troubled debt restructured loans included in impaired loans at September 30, 2022 and December 31, 2021, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of September 30, 2022 and December 31, 2021, respectively, $2.1 million and $2.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $114 thousand and $142 thousand of related allowance.

The following table is a summary of information related to impaired loans as of September 30, 2022 and December 31, 2021:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

September 30, 2022
With no related allowance recorded:
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	393	402	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	393	402	-

With an allowance recorded:
Construction & development	395	395	5
Farmland	371	387	8
Residential	1,905	2,063	106
Commercial mortgage	67	67	4
Commercial & agricultural	25	25	2
Consumer & other	-	-	-
Subtotal	2,763	2,937	125

Totals:
Construction & development	395	395	5
Farmland	371	387	8
Residential	1,905	2,063	106
Commercial mortgage	460	469	4
Commercial & agricultural	25	25	2
Consumer & other	-	-	-
Total	$3,156	$3,339	$125

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

1   Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$610	$44	$882	$7
Farmland	371	6	2,510	131
Residential	2,079	43	2,448	39
Commercial mortgage	465	6	71	1
Commercial & agricultural	26	-	39	1
Consumer & other	-	-	-	-
Total	$3,551	$99	$5,950	$179

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table shows the average recorded investment and interest income recognized for impaired loans for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$622	$55	$687	$15
Farmland	382	17	2,590	197
Residential	2,102	107	2,667	133
Commercial mortgage	466	16	40	4
Commercial & agricultural	29	1	41	2
Consumer & other	-	-	1	-
Total	$3,601	$196	$6,026	$351

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

The following tables set forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2022 and September 30, 2021:

For the Nine Months Ended September 30, 2022

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	79	77	-	-	-
Commercial mortgage	1	403	393	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$482	$470	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the nine months ended September 30, 2022, three loans were modified that were considered to be TDRs. One residential loan had term concessions granted and additional funds advanced for insurance. The other residential loan had the principal and interest payments modified, interest rate lowered, and maturity date extended. The commercial mortgage loan had the principal and interest payments modified; however, the maturity date remained the same. No TDRs identified in the last twelve months subsequently defaulted in the nine months ended September 30, 2022.

For the Three Months Ended September 30, 2022

(dollars in thousands)	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	1	29	29	-	-	-
Commercial mortgage	-	-	-	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	1	$29	$29	-	$-	$-

(1) Loans past due 30 days or more are considered to be in default.

During the three months ended September 30, 2022, one loan was modified that was considered to be a TDR. The residential loan had the principal and interest payments modified, interest rate lowered, and maturity date extended. No TDRs identified in the last twelve months subsequently defaulted in the quarter ended September 30, 2022.

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

The Bank began receiving requests for loan deferments on March 23, 2020 and through December 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, all of which have resumed payment. There were no loans with deferments remaining as of September 30, 2022 or December 31, 2021.

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at September 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Residential	$121	$134
Commercial mortgage	92	101
Commercial & agricultural	45	46
Outstanding balance	$258	$281

Carrying amount	$258	$281

There was no accretable yield on purchased credit impaired loans for the period presented.

There were no purchased credit impaired loans acquired during the nine months ended September 30, 2022 and during the year ended December 31, 2021. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

Interest cost	$108	$108	$36	$36
Expected return on plan assets	(555)	(522)	(185)	(174)
Recognized net actuarial (gain)/loss	-	27	-	9
Net periodic benefit cost	$(447)	$(387)	$(149)	$(129)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2021 and there is no required contribution for 2022. Based on this we do not anticipate making a contribution to the plan in 2022.

Note 6. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the nine-month period ended September 30, 2022 and for the year ended December 31, 2021 is as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021

Balance at beginning of year, net of accumulated amortization	$1,764	$2,359
Amortization expense	(373)	(595)
Net book value	$1,391	$1,764

Aggregate amortization expense was $373 thousand and $461 thousand for the nine-month periods ended September 30, 2022 and 2021, respectively. Aggregate amortization expense was $105 thousand and $134 thousand for the three-month periods ended September 30, 2022 and 2021, respectively.

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

	September 30,	December 31,
(dollars in thousands)	2022	2021

Lease liabilities	$775	$553
Right-of-use assets	$775	$553
Weighted average remaining lease term (years)	5.79	6.70
Weighted average discount rate	2.74%	2.45%

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021

Lease Expense
Operating lease expense	$117	$115
Short-term lease expense	7	22
Total lease expense	$124	$137

Cash paid for amounts included in lease liabilities	$117	$115

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Three months ending December 31, 2022	$41
Twelve months ending December 31, 2023	153
Twelve months ending December 31, 2024	140
Twelve months ending December 31, 2025	143
Twelve months ending December 31, 2026	143
Thereafter	221
Total undiscounted cash flows	$841
Less discount	(66)
Lease liabilities	$775

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

No award may be granted under the plan after March 16, 2030 and any Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of September 30, 2022, 37,700 shares have been issued under the Equity Plan, leaving 262,300 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the nine months ended September 30, 2022 and 2021, $59 thousand and $28 thousand, respectively, was recognized as compensation expense related to share-based compensation. For the three months ended September 30, 2022 and 2021, $22 thousand and $14 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of September 30, 2022, the unrecognized compensation expense related to unvested restricted stock awards was $252 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.52 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30 -
Granted	14,500	13.00
Vested	-	-	$-
Forfeited	-	-
Unvested as of September 30, 2022	25,375	$12.38

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021

Commitments to extend credit	$149,800	$140,526
Standby letters of credit	1,329	1,161
	$151,129	$141,687

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

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with ASU No. 2016-01, the fair value of loans as of September 30, 2022 and December 31, 2021, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2022

Financial Instruments – Assets
Net Loans	$732,824	$693,126	$-	$-	$693,126

Financial Instruments – Liabilities
Time Deposits	175,015	174,327	-	174,327	-

December 31, 2021

Financial Instruments – Assets
Net Loans	$677,855	$671,826	$-	$-	$671,826

Financial Instruments – Liabilities
Time Deposits	190,334	191,464	-	191,464	-
FHLB Advances	5,000	4,951	-	4,951	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2022, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2022
Investment securities available for sale
U.S. Treasury securities	$4,831	$-	$4,831	$-
U.S. Government agencies	20,636	-	20,636	-
Mortgage-backed securities	68,551	-	68,551	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	42,973	-	42,973	-
Total assets at fair value	$138,491	$-	$138,491	$-

December 31, 2021
Investment securities available for sale
U.S. Government agencies	$20,149	$-	$20,149	$-
Mortgage-backed securities	63,311	-	63,311	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	44,755	-	44,755	-
Total assets at fair value	$129,715	$-	$129,715	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. There were no transfers between levels during the nine-month period ended September 30, 2022 and the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2022
Impaired loans	$177	$-	$-	$177
Total assets at fair value	$177	$-	$-	$177

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2021
Impaired loans	$189	$-	$-	$189
Total assets at fair value	$189	$-	$-	$189

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$177	$189	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Parkway Acquisition Corp. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Short-Term Debt

On December 21, 2021, Parkway entered into a $5.0 million unsecured revolving line of credit, with a maturity date of December 21, 2022. Interest on the line of credit is variable and is set at prime plus 1.00%. At September 30, 2022, $3.35 million was outstanding under this revolving line of credit at a rate of 7.25% and is classified as short-term debt. At December 31, 2021, $3.2 million was outstanding under this revolving line of credit at a rate of 4.25% and was classified as short-term debt.

At September 30, 2022 and December 31, 2021, the Bank had no debt outstanding classified as short-term.

At September 30, 2022, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $259.5 million from the FHLB, subject to the pledging of collateral.

Note 12. Long-Term Debt

At September 30, 2022, the Bank had no debt outstanding classified as long-term.

At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2022 and December 31, 2021, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital (to risk weighted assets)	$97,294	12.66%	$61,496	8.00%	$76,871	10.00%
Tier 1 Capital (to risk weighted assets)	$91,081	11.85%	$46,122	6.00%	$61,496	8.00%
Common Equity Tier 1 (to risk weighted assets)	$91,081	11.85%	$34,592	4.50%	$49,966	6.50%
Tier 1 Capital (to average total assets)	$91,081	8.66%	$42,050	4.00%	$52,563	5.00%

December 31, 2021
Total Capital (to risk weighted assets)	$90,617	12.23%	$59,256	8.00%	$74,071	10.00%
Tier 1 Capital (to risk weighted assets)	$84,900	11.46%	$44,442	6.00%	$59,256	8.00%
Common Equity Tier 1 (to risk weighted assets)	$84,900	11.46%	$33,332	4.50%	$48,146	6.50%
Tier 1 Capital (to average total assets)	$84,900	8.58%	$39,598	4.00%	$49,497	5.00%

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

The CBLR framework was available for banks to use in their September 30, 2022, Call Report.  At this time the Bank has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

Net income was $2.8 million, or $0.50 per share, in the third quarter of 2022, compared to $2.7 million, or $0.45 per share, in the third quarter of 2021. For the nine months ended September 30, 2022, net income was $7.4 million, or $1.32 per share, compared to net income of $6.8 million, or $1.14 per share, for the nine months ended September 30, 2021.

●	Net interest margin (“NIM”) was 3.70% for the third quarter of 2022, compared to 3.54% in the second quarter of 2022, and 3.60% in the third quarter of 2021.
●	Total assets increased $27.9 million, or 2.80%, to $1.02 billion at September 30, 2022 from $995.8 million at December 31, 2021.
●	Net loans were $732.8 million at September 30, 2022, an increase of $54.9 million, or 8.10%, when compared to $677.9 million at December 31, 2021.
●	Total deposits were $945.7 million at September 30, 2022, an increase of $47.5 million, or 5.28%, from $898.2 million at December 31, 2021.
●

Annualized return on average assets decreased to 1.07% for the quarter ended September 30, 2022, from 1.11% for the quarter ended September 30, 2021, due mainly to growth in total assets. Annualized return on average equity increased to 14.69% for the quarter ended September 30, 2022, from 12.13% for the quarter ended September 30, 2021.

●

Earnings for the first nine months of 2022 represented an annualized return on average assets of 0.98% and an annualized return on average equity of 12.65%, compared to 0.99% and 10.57%, respectively, for the first nine months of 2021.

Results of Operations

Results of Operations for the Three Months ended September 30, 2022 and 2021

Net interest income after provision for loan losses in the third quarter of 2022 was $8.8 million, compared to $7.9 million in the third quarter of 2021, primarily reflecting increased interest income and a reduction in interest expense.  Total interest income was $9.4 million in the third quarter of 2022, representing an increase of $728 thousand in comparison to the third quarter of 2021.  Interest income on loans decreased in the quarterly comparison by $42 thousand, primarily due to a decrease in SBA-PPP related interest and fees of $1.1 million from the year ago period.  From September 30, 2021 to September 30, 2022, SBA-PPP loans decreased by $37.7 million; however, this decrease has been offset by higher yielding organic loan growth of $92.5 million.  Management anticipates that this loan growth, in addition to higher rates in the current year, will have a positive impact on both earning assets and loan yields.  Interest income on securities increased by $444 thousand in the quarterly comparison as a result of the $58.0 million increase in the securities portfolio, excluding market value changes, from the year ago period.  The Company also successfully reduced interest expense on deposits by $182 thousand, or 32.73%, in the quarterly comparison, reflecting rate reductions in deposit offerings.  Management anticipates that interest expense will increase in the near term as competitive pressures for deposits may result in increases in rates on deposit offerings, especially on time deposits.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended September 30, 2022 and 2021, continued

The provision for loan losses was $148 thousand for the quarter ended September 30, 2022, compared to $219 thousand for the quarter ended September 30, 2021. During the third quarter of 2022, Parkway recorded $14 thousand in net charge offs compared to $11 thousand in net charge offs for the third quarter of 2021. The reserve for loan losses at September 30, 2022 was approximately 0.83% of total loans, compared to 0.81% at September 30, 2021. Management’s estimate of probable credit losses inherent in the acquired loan portfolio from Cardinal Bankshares Corporation and Great State Bank was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of September 30, 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $737 thousand. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Third quarter 2022 noninterest income was $1.6 million compared with $1.8 million in the third quarter of 2021. Income from service charges and fees increased by $212 thousand, offsetting a $201 thousand decrease in mortgage origination fees as mortgage origination volume has declined compared to the year ago period. Nonrecurring income of $265 thousand from net realized gains on the sale of securities was recorded in the third quarter of 2021. Excluding this nonrecurring income of $265 thousand in 2021, noninterest income increased by $22 thousand for the third quarter of 2022 compared to the third quarter of 2021.

Noninterest expense in the quarterly comparison was negatively impacted by rising inflation in 2022, and the added cost from branch expansion earlier in the year. Noninterest expense increased $616 thousand, or 9.80%, from the third quarter of 2021 to the third quarter of 2022. There was an increase in salary and benefit costs of $230 thousand, while occupancy and equipment expenses increased $232 thousand in the quarterly comparisons. FDIC assessments increased by $38 thousand to adjust for continued deposit growth, offsetting a decrease in core deposit intangible amortization of $29 thousand in the quarterly comparison.

Net income before taxes was comparable at $3.5 million and $3.4 million in the quarterly comparison, resulting in income tax expense of $701 thousand for both the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the Nine Months ended September 30, 2022 and 2021

For the first nine months of 2022, net interest income after provision for loan losses was $24.8 million compared to $22.7 million for the first nine months of 2021.  Interest income increased by $1.4 million, primarily due to an increase of $1.2 million in interest income on securities and an increase of $463 thousand in interest income on interest-bearing deposits in banks, which offset a decrease in loan interest income of $169 thousand during the first nine months of 2022, compared to the first nine months of 2021.  Interest income on loans decreased in the nine-month comparison, primarily due to a decrease in SBA-PPP related interest and fees of $1.2 million from the year ago period.  Excluding SBA-PPP related interest and fees of $1.8 million for the first nine months of 2022 and $3.0 for the first nine months of 2021, interest income on loans would have increased $1 million, reflecting our core loan growth as well as the current rate environment.  Interest expense on deposits decreased by $625 thousand for the nine months ended September 30, 2022 compared to the same period last year.  This is a reflection of the reduced rates for savings and time deposits, as previously discussed, along with a reduction in time deposit balances from a year ago.

For the nine months ended September 30, 2022 and 2021, noninterest income was $4.7 million and $4.8 million, respectively. Included in noninterest income for the nine months ended September 30, 2022 was nonrecurring income from life insurance contracts of $217 thousand, and for the nine months ended September 30, 2021, there was nonrecurring income of $200 thousand from a one-time lease termination fee and $265 thousand from net realized gains on the sale of securities. Excluding these items, noninterest income increased $144 thousand in the nine-month comparison, primarily as a result of increased income from service charges and fees of $715 thousand, partially offset by a decrease of $502 thousand in mortgage origination income.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months ended September 30, 2022 and 2021, continued

Noninterest expenses in the nine-month comparison was negatively impacted by rising inflation in 2022, and the added cost from branch expansion earlier in the year. For the nine-month period ended September 30, 2022, total noninterest expenses increased by $1.3 million compared to the same period in 2021. Salary and benefit cost increased by $459 thousand, occupancy and equipment expenses increased by $520 thousand, and telephone expense increased by $72 thousand from the first nine months of 2021 to 2022. FDIC assessments increased by $113 thousand in the nine-month comparison due to continued deposit growth.

In total, income before taxes increased by $626 thousand over the first nine months of 2022 compared to the first nine months of 2021. Income tax expense increased by $45 thousand over the prior year, resulting in an increase in net income of $581 thousand for the nine months ended September 30, 2022, compared to the same period in 2021.

Financial Condition

Total assets increased by $27.9 million, or 2.80%, to $1.02 billion at September 30, 2022 from $995.8 million at December 31, 2021.  The growth in assets during the first nine months of 2022 primarily reflects an increase in gross loans and deposits.  Total loans increased by $55.5 million, or 8.11%, to $739.0 million at September 30, 2022 from $683.5 million at December 31, 2021.  SBA-PPP loans decreased by $24.4 million during the first nine months of 2022; however, this decrease was offset by higher yielding organic loan growth of $80.7 million during the first nine months of 2022, which is an annualized rate of 16.50%.  Gross loans at September 30, 2022 included $96 thousand in SBA-PPP loans with net deferred fees of $10 thousand.

Investment securities increased by $8.8 million to $138.5 million at September 30, 2022 from $129.7 million at December 31, 2021. The increase in the first nine months of 2022 was the result of $45.2 million in purchases, offset by paydowns, calls, and maturities of $10.6 million, and an increase in unrealized losses of $25.6 million as a result of the increase in interest rates during the first nine months of 2022.

Total deposits increased by $47.5 million, or 5.28%, to $945.7 million at September 30, 2022 from $898.2 million at December 31, 2021. Deposit growth continues to reflect increased balances held by customers, organic growth in our markets and new customer deposits. Lower-cost core deposits (demand deposits, savings, and money market accounts) increased by $62.8 million during the first nine months of 2022, resulting in annualized growth of 11.85%, while time deposit balances decreased by $15.3 million.

Total stockholders’ equity decreased by $14.7 million, or 17.23% to $70.5 million at September 30, 2022, from $85.2 million at December 31, 2021. The change during the first nine months of 2022 reflects earnings of $7.4 million, offset by dividend payments of $1.8 million, stock repurchases of $154 thousand, and an unrealized loss on the value of the securities portfolio as a result of increased interest rates during the first nine months of 2022. As interest rates rise, we anticipate continued negative pressure on the market value of our investment portfolio which is recognized on our balance sheet as a reduction in stockholders’ equity. However, management does not anticipate the need to sell any investment securities prior to their scheduled maturity, therefore we do not expect market value changes to impact future earnings.

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

The following table provides information about the allowance for loan losses, nonperforming assets and loans past due 90 days or more and still accruing as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021

Allowance for loan losses	$6,168	$5,677
Total loans	$738,992	$683,532
Allowance for loan losses to total loans	0.83%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,770	$1,320
Restructured loans	2,371	3,167
Purchased credit-impaired loans on accrual status	93	103
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,234	4,590
Foreclosed assets	-	-
Total nonperforming assets	$4,234	$4,590

Total nonperforming loans as a percentage to total loans	0.57%	0.67%
Total allowance for loan losses to nonperforming loans	145.68%	123.68%
Total nonperforming assets as a percentage to total assets	0.41%	0.46%
Total nonaccrual loans as a percentage to total loans	0.24%	0.19%
Total allowance for loan losses to nonaccrual loans	348.47%	430.08%

Total nonperforming loans were 0.57% of total outstanding loans as of September 30, 2022 and 0.67% as of December 31, 2021, respectively. The majority of the increase in nonaccrual loans for the first nine months of 2022 came in the “commercial mortgage” category as a result of one large credit going into nonaccrual status. Nonaccrual loans in this category increased by $520 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.

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

Restructured loans represent troubled debt restructurings (“TDRs”) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from December 31, 2021 to September 30, 2022 came primarily in the form of principal reductions. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

There were no foreclosed assets as of September 30, 2022 or December 31, 2021. More information on nonperforming assets and loan modifications in response to COVID-19 can be found in Note 4 of the “Notes to Consolidated Financial Statements.”

As of September 30, 2022 and December 31, 2021, we had loans with a current principal balance of $6.8 million and $10.9 million rated “Watch” or “Special Mention”.  The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating.  Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”.  Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”.  As of September 30, 2022, potential problem loans classified as substandard totaled $5.3 million compared to $6.0 million at December 31, 2021.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned.  As of September 30, 2022, loans past due 30-89 days and still accruing totaled $293 thousand compared to $346 thousand at December 31, 2021.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2022 totaled $3.4 million, or 0.47% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses.  Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves.  Bank regulators also periodically review the Bank’s loans and other assets to assess their quality.  Loans deemed uncollectible are charged to the allowance.  Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.  The reserve for loan losses was approximately 0.83% of total loans at September 30, 2022 and December 31, 2021.  Management’s estimate of probable credit losses inherent in the acquired Cardinal Bankshares Corporation and Great State loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans.  As of September 30, 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $737 thousand.  This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the nine months ended September 30, 2022 and 2021, and the year ended December 31, 2021.

	Nine months ended September 30, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$3	$44,953	0.01%
Farmland	-	24,293	0.00%
Residential	11	322,360	0.00%
Commercial mortgage	8	243,091	0.00%
Commercial & agriculture	17	39,220	0.04%
SBA-PPP	-	10,598	0.00%
Consumer & other	(50)	22,894	(0.22% )
Total	$(11)	$707,409	0.00%

	Nine months ended September 30, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$3	$44,544	0.01%
Farmland	-	30,997	0.00%
Residential	2	287,589	0.00%
Commercial mortgage	61	218,896	0.03%
Commercial & agriculture	45	33,503	0.13%
SBA-PPP	-	55,763	0.00%
Consumer & other	(37)	18,256	(0.20% )
Total	$74	$689,548	0.01%

	Year ended December 31, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$5	$44,437	0.01%
Farmland	-	29,766	0.00%
Residential	2	289,445	0.00%
Commercial mortgage	61	220,897	0.03%
Commercial & agriculture	45	34,457	0.13%
SBA-PPP	-	49,438	0.00%
Consumer & other	(59)	19,147	(0.31% )
Total	$54	$687,587	0.01%

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at September 30, 2022. The Bank had no balances outstanding on these lines as of September 30, 2022 and December 31, 2021, respectively. In addition, the Bank has the ability to borrow up to approximately $259.5 million from the FHLB, subject to the pledging of collateral.

At September 30, 2022, the Bank had no debt outstanding classified as long-term. At December 31, 2021, the Bank’s long-term debt consisted of a $5.0 million advance from FHLB, which was scheduled to mature on December 6, 2029. On March 31, 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 18.3% and 23.1% for the periods ended September 30, 2022 and December 31, 2021, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2022, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2022, Parkway’s equity to asset ratio was 6.89% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the effects of COVID-19 and rising inflation in determining future cash dividends and any requirements for additional capital each quarter. Parkway declared and paid dividends of $1.8 million, and had $154 thousand of stock repurchases for the first nine months of 2022.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to:  changes in interest rates and general economic conditions; the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the third quarter of 2022.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 7/1 through 7/31	-	$-	-	91,325
Purchased 8/1 through 8/31	-	$-	-	91,325
Purchased 9/1 through 9/30	-	$-	-	91,325
Total during third quarter 2022	-	$-	-

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

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkway Acquisition Corp.

Date: November 14, 2022	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer