Form 10-K
period 2022-12-31
Skyline Bankshares, Inc.
filed 2023-03-28
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $64,203,200

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,607,416 shares of Common Stock as of March 27, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1.	Business.

General

Skyline Bankshares, Inc. (formerly Parkway Acquisition Corp.) (the “Company”), is a bank holding company headquartered in Floyd, Virginia.  The Company offers a wide range of retail and commercial banking services through its wholly-owned bank subsidiary, Skyline National Bank (the “Bank”).  On January 1, 2023, the Company changed its name from Parkway Acquisition Corp. to Skyline Bankshares, Inc. to align its brand across the entire organization.

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”).  On November 6, 2015, Grayson, Cardinal and the Company entered into an agreement pursuant to which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”).  The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of the Company, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of the Company.  The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued shares of the Company and Cardinal shareholders receiving approximately 40% of the newly issued shares of the Company.  The Cardinal merger was completed on July 1, 2016.  Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.  Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On March 1, 2018, the Company entered into a definitive agreement pursuant to which the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina.  The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”).  The transaction closed and the merger became effective on July 1, 2018.  Each share of Great State common stock was converted into the right to receive 1.21 shares of the Company’s common stock.  The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger.  The Company was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty five full-service banking offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.  The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 83.53% of the interest earning assets of the Bank at December 31, 2022, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2022, the Bank had 47.49% of the loan portfolio in single and multi-family housing, 34.93% in non-farm, non-residential real estate loans, 3.14% in farm related real estate loans, and 6.59% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 5.23% of the portfolio at December 31, 2022. Consumer and other loans make up approximately 2.62% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Investments

The Bank invests a portion of its assets in U.S. Treasury, U.S. Government agency, and U.S. Government Sponsored Enterprise securities, state, county and local obligations, corporate and equity securities. The Bank’s investment portfolio is managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and certificates of deposit in denominations of $250,000 or less to be core deposits. These accounts comprised approximately 94.86% of the Bank’s total deposits at December 31, 2022. Certificates of deposit in excess of the FDIC insured limit of $250,000 represented the remaining 5.14% of deposits at December 31, 2022.

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

Grayson, Carroll, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $35,184 in the City of Galax, to a high of $46,954 in Yadkin County, based upon 2020 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, as well as the City of Radford, while largely rural, are more economically diverse. Montgomery County is home to Virginia Tech, Watauga County is home to Appalachian State University, the City of Radford is home to Radford University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $34,576 in the City of Radford, to a high of $62,028 in Davie County, according to the 2020 census data. The Bank has a lesser presence in Roanoke County and the Cities of Roanoke and Salem where median household incomes ranged from a low of $45,664 in Roanoke City, to a high of $70,076 in Roanoke County, based on 2020 census data.

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

Employees

At December 31, 2022, the Company had 227 total employees representing 223 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Skyline Bankshares, Inc. (Formerly Known as Parkway Acquisition Corp.)

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

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%.  The FDIC uses a risk-based system to calculate assessment rates and revised its methodology in April 2016 to calculate assessment rates for banks with under $10 billion in assets based upon certain financial measures of the bank and its supervisory ratings.  Initial base assessment rates currently range from 5 to 32 basis points, subject to a decrease for certain unsecured debt. Progressively lower assessment rate schedules will take effect once the reserve ratio reaches 2.0% or greater and again once the reserve ratio reaches 2.5% or greater.

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

Based on management’s understanding and interpretation of the capital rules, it believes that, as of December 31, 2022, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis.

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

The CBLR framework was available for banks to use in their December 31, 2022, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting changes under the Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2022 and 2021, the Company met the requirements for being classified as “well capitalized.”

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework.  If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2022, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

In November 2021, the federal banking agencies approved a final rule that, among other things, requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

The SBA-PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.  The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of December 31, 2022, the Bank had outstanding seven SBA-PPP loans totaling $71 thousand.

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

We are directly and indirectly affected by fluctuations in market conditions, which are subject to rapid or unpredictable change. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, inflation, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets, and changes in market interest rates.  Any changes in these conditions, in current accounting principles or interpretations of these principles could have negative impacts on our investment securities portfolio, including on our returns, unrealized gains or unrealized losses, or our assessment of fair value and thus the determination of other-than-temporary impairment, any of which could have a material adverse effect on our net interest income or our results of operations.

The economic impact of the COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States, and the outbreak significantly increased economic uncertainty. Although the domestic and global economies have largely recovered from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession.  Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel.

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions.  The impact of the removal of most pandemic related economic stimulus programs is also unknown.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the risk factors discussed above, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

As a participating lender in SBA-PPP loans, the Company and the Bank are subject to additional risks regarding the Bank’s processing of SBA-PPP loans and risks that the SBA may not fund some or all SBA-PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as SBA-PPP. Under the SBA-PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the SBA-PPP. The SBA-PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the SBA-PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP, which exposes us to potential risks relating to noncompliance with the SBA-PPP. Since then, the SBA and the U.S. Department of Treasury have provided additional guidance and clarity on the SBA-PPP through the issuance of over 20 interim final rules implementing the SBA-PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the SBA-PPP was exhausted. The SBA-PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the SBA-PPP, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven. Many of the provisions of the CARES Act, including the availability of SBA-PPP loans, were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020. As of December 31, 2022, we had seven SBA-PPP loans outstanding with an outstanding principal balance of $79 thousand, less unearned net fees of $8 thousand.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2022, the Company had $695.6 million of such loans outstanding, or 92.15% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

In managing our consolidated balance sheet, we depend on cash and due from banks, federal funds sold, loan and investment security payments, core deposits, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of clients. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, changes in the liquidity needs of our depositors and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises.  If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Further, the availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. Any event that limits our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect our liquidity, financial position, and results of operations.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in monetary policy, including changes in interest rates, will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits and the volume of loan originations in our mortgage-origination office. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2022, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our business strategy involves branch expansion in North Carolina, with several branches opening in new markets in western North Carolina in 2020 and 2022. The banking business in western North Carolina is competitive, and the level of competition may increase further. There can be no assurance that the Company will be able to successfully compete in this competitive market, or that we will be able to successfully manage additional growth in western North Carolina. Because of our limited participation in these new markets, there may be unexpected challenges and difficulties that could adversely affect our operations.

Risks Related to the Regulatory Environment

An inability to maintain our regulatory capital position could adversely affect our operations.

As of December 31, 2022, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on the Company and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios that became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. These minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective on January 1, 2019, resulted in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

While the Economic Growth Act provided some relief through the establishment of a simplified leverage capital framework for smaller banks, these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

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

The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. For example, SOFR is a relatively new reference rate, has a very limited history, and differs fundamentally from U.S. Dollar LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, whereas U.S. Dollar LIBOR is an unsecured rate that represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. Dollar LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for U.S. Dollar LIBOR.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The CECL model will estimate lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets.  The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts.  The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2023.  Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings.  The Company has substantially completed its CECL model and continues to make enhancements to its estimate of expected credit losses as of January 1, 2023 based on internal analysis and consultations with third-party vendors.  At this time the company expects its allowance for loan losses will decrease to $6.1 million upon adoption compared to its allowance for loan losses of $6.3 million at December 31, 2022.  In addition, the Company expects to recognize a liability for unfunded commitments of approximately $286 thousand upon adoption.  The impact of the initial adoption will be reflected in the Company’s financial statements included in its quarterly report on Form 10-Q for the period ending March 31, 2023.

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

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2821	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office – 2681 Market Street NE, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 532 East Main Street, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-477-7010	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory – Mountain View Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Hickory – Viewmont Office – 1625 North Center Street, Hickory, NC	828-578-7499	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia.  The Bank also leases an administrative office in the town of Wilkesboro, North Carolina.  The Bank purchased an existing vacant building in Blacksburg, Virginia in August of 2021.  The Bank is currently renovating the building and anticipates opening this building as a full service branch facility in the second quarter of 2023.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “PKKW.”  As of March 27, 2023, there were 5,607,416 shares of the Company’s common stock outstanding, held by 1,334 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2022, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance. During 2022, 14,500 restricted stock awards were issued and 8,700 stock awards were issued.

Equity Compensation Plan Information

	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders:
2020 Equity Incentive Plan	-	$-	253,600
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	253,600

_______________
(1) The Company does not have any equity compensation plans that have not been approved by shareholders.

Stock Repurchases

In January 2019, the Board of Directors (“Board”) of the Company approved a stock repurchase plan.  The Board  has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021.  In May 2020 the Board amended the plan to increase the shares by 150,000, bringing the aggregate total to 350,000 shares of common stock.  In January 2021, the Board authorized the extension of the plan to January 2023. In January 2023, the Board authorized the extension of the 91,325 shares remaining in the plan to January 2025.  The Company intends to purchase shares periodically through privately negotiated transactions or in the open market in accordance with SEC rules.  The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions.  During 2021, we repurchased 79,175 shares of our common stock under our stock repurchase program at an average cost per share of $12.07 and a total cost of $956 thousand.  During 2022, we repurchased 12,000 shares of our common stock under our stock repurchase program at an average cost per share of $12.85 and a total cost of $154 thousand.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2022.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan
Purchased 10/1 through 10/31	-	$-	-	91,325
Purchased 11/1 through 11/30	-	$-	-	91,325
Purchased 12/1 through 12/31	-	$-	-	91,325
Total	-	$-	-

Item 6.	[Reserved]

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Operations

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Skyline Bankshares, Inc’s. financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Skyline Bankshares, Inc. (formerly Parkway Acquisition Corp.) (the “Company”), is a bank holding company headquartered in Floyd, Virginia.  The Company offers a wide range of retail and commercial banking services through its wholly-owned bank subsidiary, Skyline National Bank (the “Bank”).  On January 1, 2023, the Company changed its name from Parkway Acquisition Corp. to Skyline Bankshares, Inc. to align its brand across the entire organization.

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and the Company entered into an agreement pursuant to which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”).  The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of the Company, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of the Company.  The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued shares of the Company and Cardinal shareholders receiving approximately 40% of the newly issued shares of the Company.  The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.  Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On March 1, 2018, the Company entered into a definitive agreement pursuant to which the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina.  The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”).  The transaction closed and the merger became effective on July 1, 2018.  Each share of Great State common stock was converted into the right to receive 1.21 shares of the Company’s common stock.  The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger.  The Company was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-five full-service banking offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC.  The Company is regulated by the Board of Governors of the Federal Reserve System.

The Company had net earnings of $10.3 million for 2022 compared to $9.5 million for 2021.  Our strong financial performance in 2022 can be attributed in part to our team’s efforts that resulted in solid growth in the Bank’s core loan portfolio of $97.1 million, or 14.84%, during 2022.  Earnings for the year ended December 31, 2022 represented a return on average assets of 1.01% and a return on average equity of 13.35%, compared to 1.01% and 10.98%, respectively, for the year ended December 31, 2021.  The net interest margin was 3.68% in 2022, compared to 3.74% in 2021.  As we look to 2023, competition for deposits has led to increased interest expense in recent months and we expect this trend to continue throughout 2023, and because of this we expect to see some near-term pressure on our net interest margin.  The lagging effect of historic interest rate increases and continued inflationary pressures are also likely to dampen the overall economic activity in 2023 and may impact our operating costs.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

●	any required increase in our regulatory capital ratios;
●	inflation, interest rate levels and market and monetary fluctuations;
●	the difficult market conditions in our industry;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;
●	applicable laws and regulations and legislative or regulatory changes;
●	the timely development and acceptance of new products and services of the Company;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
●	the financial condition of the Company’s borrowers and lenders;
●	the Company’s success in gaining regulatory approvals, when required;
●	technological and management changes;
●	the Company’s ability to implement its growth and acquisition strategies;
●	the Company’s critical accounting policies and the implementation of such policies;
●	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions and branch expansion;
●	changes in consumer spending and saving habits;
●	deposit flows;
●	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations;
●	the effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions;
●

geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;

●	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;
●	the Company’s success at managing the risks involved in the foregoing; and,
●	other factors identified in Item 1A. “Risk Factors” above.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2022 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$55,635	$788	1.42%	$44,227	$88	0.20%
Federal funds sold	8,307	29	0.35%	37,365	44	0.12%
Investment securities	159,196	3,063	1.92%	96,020	1,535	1.60%
Loans [1,2]	717,326	32,687	4.56%	687,587	33,089	4.81%
Total	940,464	36,567		865,199	34,756
Yield on average interest-earning assets			3.89%			4.02%
Non interest-earning assets:
Cash and due from banks	18,992			12,634
Premises and equipment	32,261			28,342
Interest receivable and other	46,775			39,299
Allowance for loan losses	(5,985)			(5,296)
Unrealized gain/(loss) on securities	(17,028)			(569)
Total	75,015			74,410
Total assets	$1,015,479			$939,609

Interest-bearing liabilities:
Demand deposits	$242,751	365	0.15%	$197,835	298	0.15%
Savings deposits	195,976	196	0.10%	172,847	198	0.11%
Time deposits	179,839	1,181	0.66%	195,008	1,847	0.95%
Borrowings	4,188	188	4.49%	9,862	86	0.87%
Total	622,754	1,930		575,552	2,429
Cost on average interest-bearing liabilities			0.31%			0.42%

Non interest-bearing liabilities:
Demand deposits	311,032			273,393
Interest payable and other	4,663			4,298
Total	315,695			277,691
Total liabilities	938,449			853,243

Stockholder's equity:	77,030			86,366
Total liabilities and stockholder's equity	$1,015,479			$939,609

Net interest income		$34,637			$32,327

Net yield on interest-earning assets			3.68%			3.74%

[1] Includes nonaccural loans
[2] Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2022 Compared to 2021			2021 Compared to 2020
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$700	$671	$29	$(126)	$(119)	$(7)
Federal funds sold	(15)	(25)	10	41	-	41
Investment securities	1,528	361	1,167	778	(147)	925
Loans	(402)	(2,167)	1,765	2,319	(221)	2,540
Total	1,811	(1,160)	2,971	3,012	(487)	3,499

Interest-bearing liabilities:
Demand deposits	67	(1)	68	(30)	334	(364)
Savings deposits	(2)	37	(39)	(217)	(364)	147
Time deposits	(666)	(531)	(135)	(757)	(791)	34
Borrowings	102	118	(16)	(7)	56	(63)
Total	(499)	(377)	(122)	(1,011)	(765)	(246)
Net interest income	$2,310	$(783)	$3,093	$4,023	$278	$3,745

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

For the year ended December 31, 2022 total interest income increased by $1.8 million compared to the year ended December 31, 2021. The increase in interest income in 2022 was primarily due to an increase of $1.5 million in interest income on securities and an increase of $700 thousand in interest income on interest-bearing deposits in banks, which offset a decrease in loan interest income of $402 thousand in the year over year comparison. Interest income on loans decreased primarily due to a decrease in SBA-PPP related interest and fees of $2.5 million from the year ago period. Excluding SBA-PPP related interest and fees of $1.9 million for the year ended December 31, 2022 and $4.4 million for the year ended December 31, 2021, interest income on loans would have increased $2.1 million, reflecting our core loan growth as well as the current rate environment. The increases in interest income on investment securities was due to the $63.2 million increase in average investment securities due to investment purchases during 2022. Interest expense on deposits decreased by $601 thousand in the year over year comparison. This is a reflection of the reduced rates for the majority of 2022, as well as a reduction in time deposit balances from a year ago. However, in the fourth quarter of 2022, due to competitive pressures on deposits, rates were increased on deposit offerings. Management anticipates that interest expense will increase in the near term as competitive pressures for deposits continue. Amortization of premiums on acquired time deposits, which reduces interest expense, totaled $50 thousand in 2022, compared to $108 thousand in 2021, representing a decrease of $58 thousand. The effects of changes in volumes and rates on net interest income in 2022 compared to 2021, and 2021 compared to 2020 are shown in Table 2.

Management’s Discussion and Analysis

The aforementioned factors led to an increase in net interest income of $2.3 million or 7.15% for 2022 as compared to 2021.  The net yield on interest-earning assets decreased by 6 basis points to 3.68% in 2022 compared to 3.74% in 2021.

Provision for Loan Losses

The allowance for loan losses is established to provide for expected losses in the Company’s loan portfolio.  Management determines the provision for loan losses required to maintain an allowance adequate to provide for probable losses.  Some of the factors considered in making this decision are the levels and collectability of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

The provision for loan losses was $606 thousand for the year ended December 31, 2022, compared to $723 thousand for the year ended December 31, 2021. The decrease in loan loss provisions from 2021 to 2022 despite the overall growth in the loan portfolio was due to the improvement in credit quality on the loan portfolio and the reduction of past due loans and nonperforming loans from 2021 to 2022.

The allowance for loan losses for SBA-PPP loans remaining at December 31, 2022 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses.

The reserve for loan losses was approximately 0.83% of total loans as of December 31, 2022 and 2021, respectively. Management’s estimate of probable credit losses inherent in the acquired Great State and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2022 and 2021, the remaining unaccreted discount on the acquired loan portfolios totaled $672 thousand and $1.0 million, respectively. Management believes the provision and the resulting allowance for loan losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

The major components of noninterest income for the past two years are illustrated in Table 3.

For the year ended December 31, 2022 and 2021, noninterest income was $6.3 million and $6.6 million, respectively.  Included in noninterest income for the twelve months ended December 31, 2022 was nonrecurring income from life insurance contracts of $217 thousand and a $10 thousand loss on the sales of securities.  For the twelve months ended December 31, 2021, there was nonrecurring income of $200 thousand from a one-time lease termination fee, $193 thousand from a one-time incentive bonus on a contract renegotiation with a service provider, and $265 thousand from net realized gains on the sale of securities.  Excluding these items, noninterest income increased $140 thousand in the year over year comparison, primarily as a result of increased income from service charges on deposit accounts of $365 thousand and an increase of ATM, credit and debit card income of $551 thousand, partially offset by a decrease of $662 thousand in mortgage origination income.  The mortgage department closed approximately $23.0 million of mortgage loans for the secondary market during 2022 compared to $57.0 million in 2021.  The decrease in loan volume is due to the increase in interest rates during 2022.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2022	2021

Service charges on deposit accounts	$1,906	$1,541
Increase in cash value of life insurance	513	446
Life insurance income	217	-
Mortgage originations fees	399	1,061
Safe deposit box rental	86	88
Gain (loss) on securities	(10)	265
ATM, credit and debit card income	2,624	2,073
Merchant services income	222	182
Investment services income	56	60
Exchange income	183	203
Other income	61	649
Total noninterest income	$6,257	$6,568

Other Expense

The major components of noninterest expense for the past two years are illustrated in Table 4.

Total noninterest expenses increased by $1.2 million, or 4.65% for the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to employee and branch costs associated with branch expansion. Salary and benefit cost increased by $143 thousand from December 31, 2021 to December 31, 2022. Occupancy and equipment expenses increased by $347 thousand, due to the branch expansion.  Data processing expenses remained comparable at $2.0 million for the year ended December 31, 2022 and 2021, respectively.  ATM/EFT expenses increased by $445 thousand due to increased debit card usage.  There was a decrease in core deposit intangible amortization of $117 thousand in the year-over-year comparison, which was offset by an increase in professional fees of $45 thousand and an increase in telephone expense of $92 thousand.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2022	2021

Salaries & wages	$11,526	$11,251
Share-based compensation	179	155
Employee benefits	3,118	3,274
Total personnel expense	14,823	14,680

Director fees	354	368
Occupancy expense	1,891	1,676
Data processing expense	1,971	2,026
Other equipment expense	1,307	1,175
FDIC/OCC assessments	628	609
Insurance	172	156
Professional fees	684	639
Advertising	657	702
Postage & freight	536	458
Supplies	228	196
Franchise tax	506	499
Telephone	482	390
Travel, dues & meetings	579	435
ATM/EFT expense	1,212	767
Other real estate owned expenses	71	-
Core deposit intangible amortization	478	595
Other expense	909	896
Total noninterest expense	$27,488	$26,267

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 67.22% in 2022 and 67.53% in 2021.

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

Income tax expense (substantially all Federal) was $2.5 million in 2022 and $2.4 million in 2021, resulting in effective tax rates of 19.7% and 20.4%, respectively. The increase in income tax expense of $96 thousand in 2022 was primarily due to the increase in income before taxes of $895 thousand in 2022 compared to 2021.

Net deferred tax assets of $5.7 million, and $1.1 million existed at December 31, 2022 and 2021 respectively. At December 31, 2022, net deferred tax assets included $5.6 million of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $522 thousand of deferred tax assets applicable to funded projected pension benefit obligations.  Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Management’s Discussion and Analysis

Analysis of Financial Condition

Average earning assets increased $75.3 million, or 8.70%, from 2021 to 2022 due to asset growth primarily reflected in increased loans and investment securities, which was funded by average deposit growth of $90.5 million. Total earning assets represented 92.61% of total average assets in 2022 and 92.08% in 2021. The mix of average earning assets changed from 2021 to 2022 as average loans increased by $29.7 million, or 4.33%, and average investment securities increased by $63.2 million, or 65.79%. Average federal funds sold and average deposits in banks decreased by $17.6 million, or 21.63%, from 2021 to 2022.

Table 5. Average Asset Mix (dollars in thousands)

	2022		2021
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$717,326	70.64%	$687,587	73.18%
Investment securities	159,196	15.67%	96,020	10.22%
Federal funds sold	8,307	0.82%	37,365	3.97%
Deposits in other banks	55,635	5.48%	44,227	4.71%
Total earning assets	940,464	92.61%	865,199	92.08%

Non earning assets:
Cash and due from banks	18,992	1.87%	12,634	1.34%
Premises and equipment	32,261	3.18%	28,342	3.02%
Other assets	46,775	4.61%	39,299	4.18%
Allowance for loan losses	(5,985)	-0.59%	(5,296)	-0.56%
Unrealized loss on securities	(17,028)	-1.68%	(569)	-0.06%
Total nonearning assets	75,015	7.39%	74,410	7.92%
Total assets	$1,015,479	100.00%	$939,609	100.00%

Average loans for 2022 represented 70.64% of total average assets compared to 73.18% in 2021.  Average federal funds sold decreased from 3.97% to 0.82% of total average assets while deposits in other banks increased from 4.71% to 5.48% of total average assets over the same time period.  Average investment securities increased from 10.22% in 2021 to 15.67% of total average assets in 2022.  The balances of nonearning assets to total average assets decreased from 7.92% to 7.39% in the annual comparison.

Management’s Discussion and Analysis

Loans

Average loans totaled $717.3 million for the year ended December 31, 2022.  This represents an increase of $29.7 million, or 4.33%, from the average of $687.6 million for 2021.  The increase was primarily due to organic core loan growth of $97.1 million during 2022.

The loan portfolio consists primarily of real estate and commercial loans, including SBA-PPP loans. These loans accounted for 97.07% of the total loan portfolio at December 31, 2022. This is up from the 96.31% that the categories maintained at December 31, 2021. The amount of loans outstanding by type at December 31, 2022 and 2021 and the maturity distribution for variable and fixed rate loans as of December 31, 2022 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%

Construction and development	$49,728	6.59%	$44,252	6.48%
Residential, 1-4 families	292,318	38.72%	240,359	35.16%
Residential, 5 or more families	66,208	8.77%	58,054	8.49%
Farmland	23,688	3.14%	25,026	3.66%
Nonfarm, nonresidential	263,664	34.93%	230,071	33.66%
Total real estate	695,606	92.15%	597,762	87.45%

Agricultural	2,380	0.31%	2,420	0.35%
Commercial	37,054	4.91%	36,022	5.27%
SBA-PPP	71	0.01%	24,528	3.59%
Consumer	7,902	1.05%	7,292	1.07%
Other	11,859	1.57%	15,508	2.27%
Total	$754,872	100.00%	$683,532	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2022 (dollars in thousands)

		Commercial,
	Real	Agricultural &	Consumer	Total
	Estate	SBA-PPP	& Other	Amount	%

Fixed rate loans:
One year or less	$12,723	$2,248	$3,892	$18,863	2.50%
Over one to five years	66,002	18,791	8,709	93,502	12.38%
Over five years to 15 years	38,200	2,761	2,577	43,538	5.77%
Over 15 years	2,990	2	11	3,003	0.40%
Total fixed rate loans	$119,915	$23,802	$15,189	$158,906	21.05%

Variable rate loans:
One year or less	$12,980	$6,358	$2,134	$21,472	2.84%
Over one to five years	18,158	673	173	19,004	2.52%
Over five years to 15 years	139,337	8,325	1,255	148,917	19.73%
Over 15 years	405,216	347	1,010	406,573	53.86%
Total variable rate loans	$575,691	$15,703	$4,572	$595,966	78.95%

Total loans:
One year or less	$25,703	$8,606	$6,026	$40,335	5.34%
Over one to five years	84,160	19,464	8,882	112,506	14.90%
Over five years to 15 years	177,537	11,086	3,832	192,455	25.50%
Over 15 years	408,206	349	1,021	409,576	54.26%
Total loans	$695,606	$39,505	$19,761	$754,872	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 4.56% in 2022 compared to an average yield of 4.81% in 2021. The decrease in loan yields was due to a decrease in SBA-PPP related interest and fees of $2.5 million from the year ago period. Excluding SBA-PPP related interest and fees of $1.9 million for the year ended December 31, 2022 and $4.4 million for the year ended December 31, 2021, interest income on loans would have increased $2.1 million, reflecting our core loan growth of $97.1 million as well as the current rate environment. Management anticipates that this loan growth, in addition to higher rates in the current year, will have a positive impact on both earning assets and loan yields.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2022 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Management’s Discussion and Analysis

The total amortized cost of investment securities increased by approximately $30.1 million from December 31, 2021 to December 31, 2022, while the average balance of investment securities carried throughout the year increased by approximately $63.2 million from 2021 to 2022. The average yield of the investment portfolio increase to 1.92% for the year ended December 31, 2022 compared to 1.60% for 2021.

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2022
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/22	Market Value 12/31/22	Book Value 12/31/21	Book Value 12/31/20
Investment securities:
U.S. Treasury securities	$-	$4,980	$-	$-	$4,980	$4,834	$-	$-
U.S. Government agencies	-	4,658	20,367	-	25,025	20,846	20,333	-
Mortgage-backed securities	78	1,015	34,118	43,544	78,755	67,270	64,437	15,212
Corporate securities	-	1,500	-	-	1,500	1,500	1,500	1,500
State and municipal securities	-	1,506	19,656	30,238	51,400	40,701	45,314	16,059
Total	$78	$13,659	$74,141	$73,782	$161,660	$135,151	$131,584	$32,771

Weighted average yields (1):
U.S. Treasury securities	0.00%	2.95%	0.00%	0.00%	2.95%
U.S. Government agencies	0.00%	3.08%	1.68%	0.00%	1.94%
Mortgage-backed securities	2.18%	2.01%	2.19%	1.45%	1.78%
Corporate securities	0.00%	4.11%	0.00%	0.00%	4.11%
State and municipal securities	0.00%	2.95%	2.03%	2.56%	2.37%
Total	2.18%	3.05%	2.01%	1.90%	2.05%

(1)	Weighted average yields on investment securities are based on amortized cost and are calculated on a tax equivalent basis.

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

Average total deposits for the year ended December 31, 2022 amounted to $929.6 million, which was an increase of $90.5 million, or 10.79% from 2021. Average core deposits totaled $893.4 million in 2022 representing a 11.53% increase over the $801.0 million in 2021. The percentage of the Company’s average deposits that are interest-bearing decreased to 66.5% in 2022 compared to 67.4% in 2021. This decrease is due to the average demand deposits, which earn no interest, increasing 13.77% from $273.4 million in 2021 to $311.0 million in 2022. Average deposits for the periods ended December 31, 2022 and 2021 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2022			December 31, 2021
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$133,854	14.4%	0.09%	$113,840	13.6%	0.09%
Money market	108,897	11.7%	0.22%	83,995	10.0%	0.23%
Savings	195,976	21.1%	0.10%	172,847	20.6%	0.11%
Individual retirement accounts	44,165	4.7%	0.88%	46,088	5.5%	1.04%
CD’s $250,000 or less	99,443	10.7%	0.55%	110,825	13.2%	0.94%
CD’s greater than $250,000	36,231	3.9%	0.68%	38,095	4.5%	0.87%
Total interest-bearing deposits	618,566	66.5%	0.28%	565,690	67.4%	0.41%
Noninterest-bearing deposits	311,032	33.5%	0.00%	273,393	32.6%	0.00%
Total deposits	$929,598	100.0%	0.19%	$839,083	100.0%	0.28%

The average balance of certificates of deposit issued in denominations of more than $250,000 decreased by $1.9 million, or 4.89%, for the year ended December 31, 2022 compared to December 31, 2021. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Loan and investment securities growth in 2022 was primarily funded through core deposit growth, thus reducing management’s reliance on large denomination certificates of deposit for funding purposes.

Estimated uninsured deposits totaled $295.0 million and $279.3 million at December 31, 2022 and December 31, 2021, respectively.  Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits.  Table 10 provides maturity information relating to uninsured time deposits at December 31, 2022.

Table 10. Estimated Uninsured Time Deposits Maturities (dollars in thousands)

Estimated Uninsured Time Deposits at December 31, 2022:

Remaining maturity of three months or less	$6,565
Remaining maturity over three months through six months	3,480
Remaining maturity over six months through twelve months	34,874
Remaining maturity over twelve months	4,537
Total estimated uninsured time deposits	$49,456

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $72.9 million at December 31, 2022 compared to $85.2 million at December 31, 2021. The decrease of $12.3 million, or 14.39%, was due to earnings of $10.3 million, plus share-based compensation of $179 thousand, less common stock repurchases of $154 thousand, payment of dividends of $1.8 million, and less other comprehensive losses of $20.8 million primarily due to an increase in the unrealized losses on the value of the securities portfolio as a result of increased interest rates in 2022. Book value decreased from $15.20 per share at December 31, 2021 to $12.98 per share at December 31, 2022.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.42% as of December 31, 2022.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2022	2021

Tier 1 Capital	$90,878	$84,900
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	6,294	5,717
Total regulatory capital	$97,172	$90,617
Total risk-weighted assets	$782,401	$740,706

Tier 1 capital as a percentage of
risk-weighted assets	11.6%	11.5%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	11.6%	11.5%
Total regulatory capital as a percentage of risk-weighted assets	12.4%	12.2%
Leverage ratio*	8.8%	8.6%

*	Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

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

Table 12 provides information about the allowance for loan losses, nonperforming assets and loans past due 90 days or more and still accruing as of December 31, 2022 and 2021.

Table 12. Loan Loss Data (dollars in thousands)

	2022	2021

Allowance for loan losses	$6,248	$5,677
Total loans	$754,872	$683,532
Allowance for loan losses to total loans	0.83%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,634	$1,320
Restructured loans	2,330	3,167
Purchased credit-impaired loans on accrual status	89	103
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,053	4,590
Other real estate owned	235	-
Total nonperforming assets	$4,288	$4,590

Total nonperforming loans as a percentage to total loans	0.54%	0.67%
Total allowance for loan losses to nonperforming loans	154.16%	123.68%
Total nonperforming assets as a percentage to total assets	0.43%	0.46%
Total nonaccrual loans as a percentage to total loans	0.22%	0.19%
Total allowance for loan losses to nonaccrual loans	382.37%	430.08%

Total nonperforming loans were 0.54% and 0.67% of total outstanding loans as of December 31, 2022 and 2021, respectively. The majority of the increase in nonaccrual loans from 2022 to 2021 came in the “commercial mortgage” category as a result of one large credit of $381 thousand being placed in nonaccrual status in 2022. Nonaccrual loans in this category increased by $501 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

For the years ended December 31, 2022 and 2021, interest income recognized on loans in nonaccrual status was approximately $62 thousand and $39 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $88 thousand and $104 thousand, respectively for the years ended December 31, 2022 and 2021.

Management’s Discussion and Analysis

Restructured loans represent troubled debt restructurings (“TDRs”) that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from 2021 to 2022 came primarily in the form of four TDRs going into nonaccrual status during 2022. A TDR is considered to be successful if the borrower maintains adequate payment performance under the modified terms and is financially stable.

There was $235 thousand in other real estate owned at December 31, 2022, compared to no other real estate owned at December 31, 2021. During the fourth quarter of 2022, a former full service branch facility was transferred to other real estate owned at a value of $235 thousand. A write-down of $72 thousand was taken on the property as a result of this transfer based on the contract to sell, less estimated selling costs, in place as of December 31, 2022. Subsequent to December 31, 2022, the sale of the property settled on March 1, 2023.

More information on nonperforming assets and loan modifications in response to COVID-19 can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in Item 8 of this annual report on Form 10-K.

As of December 31, 2022 and 2021 we had loans with a current principal balance of $5.0 million and $10.9 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of December 31, 2022, potential problem loans classified as substandard totaled $4.3 million compared to $6.0 million at December 31, 2021. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2022 loans past due 30-89 days and still accruing totaled $236 thousand compared to $346 thousand at December 31, 2021.

Certain types of loans, such as option ARM products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2022 totaled $2.6 million, or 0.34% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The reserve for loan losses was approximately 0.83% of total loans as of December 31, 2022 and December 31, 2021, respectively. Management’s estimate of probable credit losses inherent in the acquired Cardinal Bankshares Corporation and Great State loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2022 and 2021, the remaining unaccreted discount on the acquired loan portfolios totaled $672 thousand and $1.0 million, respectively. This remaining discount can be used for credit losses if a loss occurs on individual loans in the purchased portfolios.

Management’s Discussion and Analysis

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

Table 13. Analysis of Net Charge-Offs (dollars in thousands)

	December 31, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$3	$45,934	0.01%
Farmland	-	24,188	0.00%
Residential	12	329,779	0.00%
Commercial mortgage	8	247,350	0.00%
Commercial & agriculture	16	39,288	0.04%
SBA-PPP	-	8,504	0.00%
Consumer & other	(74)	22,283	(0.33% )
Total	$(35)	$717,326	0.00%

	December 31, 2021
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$5	$44,437	0.01%
Farmland	-	29,766	0.00%
Residential	2	289,445	0.00%
Commercial mortgage	61	220,897	0.03%
Commercial & agriculture	45	34,457	0.13%
SBA-PPP	-	49,438	0.00%
Consumer & other	(59)	19,147	(0.31% )
Total	$54	$687,587	0.01%

Management’s Discussion and Analysis

Table 14. Allocation of the Allowance for Loan Losses (dollars in thousands)

	December 31, 2022			December 31, 2021
Balance at the end of the period applicable to:	Amount	% of ALL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$526	1.06%	6.59%	$484	1.09%	6.48%
Farmland	259	1.09%	3.14%	315	1.26%	3.66%
Residential	2,820	0.79%	47.49%	2,521	0.84%	43.65%
Commercial mortgage	2,197	0.83%	34.93%	1,908	0.83%	33.66%
Commercial & agriculture	312	0.79%	5.22%	321	0.84%	5.62%
SBA-PPP	-	0.00%	0.01%	-	0.00%	3.59%
Consumer and other	134	0.68%	2.62%	128	0.56%	3.34%
Total	$6,248	0.83%	100.00%	$5,677	0.83%	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2022 and 2021 is as follows:

	2022	2021

Commitments to extend credit	$163,250	$140,526
Standby letters of credit	833	1,161
	$164,083	$141,687

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

Management’s Discussion and Analysis

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

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 14.4% at December 31, 2022 compared to 23.1% at December 31, 2021. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2022. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2022 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2022 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$10,802	$-	$-	$-	$10,802
Federal funds sold	960	-	-	-	960
Investments	1,584	-	11,609	121,958	135,151
Loans	115,340	30,365	443,208	165,959	754,872
Total	$128,686	$30,365	$454,817	$287,917	$901,785

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$144,540	$-	$-	$-	$144,540
Money market	87,012	-	-	-	87,012
Savings	194,723	-	-	-	194,723
Time deposits	21,772	98,842	62,928	-	183,542
Borrowings	-	-	-	-	-
Total	$448,047	$98,842	$62,928	$-	$609,817

Interest sensitivity gap	$(319,361)	$(68,477)	$391,889	$287,917	$291,968
Cumulative interest sensitivity gap	$(319,361)	$(387,838)	$4,501	$291,968	$291,968
Ratio of sensitivity gap to total earning assets	-35.4%	-7.6%	43.5%	31.9%	32.4%
Cumulative ratio of sensitivity gap to total earning assets	-35.4%	-43.0%	0.5%	32.4%	32.4%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships.  Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period.  Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 400 basis points up or down, as of December 31, 2022.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

		Change	% Change
	Net	in Net	in Net		Market
Change in Interest Rates	Interest	Interest	Interest		Value
(Basis Points)	Income	Income	Income		of Equity

+400	$35,300	$(3,204)	(8.32%	)	$141,647
+300	36,082	(2,422)	(6.29%	)	154,418
+200	36,874	(1,630)	(4.23%	)	168,139
+100	37,726	(788)	(2.02%	)	182,983
0	38,504	-	-		193,651
-100	37,198	(1,306)	(3.39%	)	194,269
-200	35,395	(3,109)	(8.07%	)	185,750
-300	33,554	(4,950)	(12.86%	)	174,555
-400	31,827	(6,677)	(17.34%	)	160,483

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

Management’s Discussion and Analysis

Table 17. Financial Highlights1

	2022	2021	2020	2019	2018
Summary of Operations

Interest income	$36,567	$34,756	$31,744	$30,802	$26,186
Interest expense	1,930	2,429	3,440	2,869	1,901
Net interest income	34,637	32,327	28,304	27,933	24,285
Provision for loan losses	606	723	1,189	655	325
Other income	6,257	6,568	5,297	4,915	4,637
Other expense	27,488	26,267	25,098	23,258	22,857
Income taxes	2,519	2,423	1,445	1,780	1,214
Net income	$10,281	$9,482	$5,869	$7,155	$4,526

Per Share Data

Net income	$1.84	$1.59	$0.97	$1.16	$0.81
Cash dividends declared	0.32	0.27	0.26	0.24	0.20
Book value	12.98	15.20	14.08	13.27	12.17

Year-end Balance Sheet Summary

Loans, net	$748,624	$677,855	$659,195	$566,460	$532,970
Investment securities	135,151	129,715	33,507	32,881	45,428
Total assets	997,734	995,848	855,387	706,290	680,284
Deposits	920,327	898,226	755,528	611,211	601,868
Stockholders’ equity	72,936	85,194	85,106	81,428	75,622

Selected Ratios

Return on average assets	1.01%	1.01%	0.75%	1.05%	0.75%
Return on average equity	13.35%	10.98%	7.06%	9.10%	7.02%
Dividend payout ratio	17.48%	17.13%	26.96%	20.74%	24.81%
Average equity to average assets	7.59%	9.19%	10.60%	11.51%	10.66%

[1]	In thousands of dollars, except per share data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Skyline Bankshares, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Bankshares, Inc. and Subsidiary (formerly Parkway Acquisition Corp. and Subsidiary) (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

elliottdavis.com

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

Allowance for Loan Losses – Qualitative Factors

As described in Note 4 and Note 5 to the Company’s financial statements, the Company’s loan portfolio and associated allowance for loan losses (the “Allowance”) totaled $754.9 million and $6.3 million, respectively, at December 31, 2022. As described in Note 1 and Note 5 to the financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan losses related to the Company’s loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

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

Charlotte, North Carolina

March 28, 2023

Consolidated Balance Sheets

December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Assets

Cash and due from banks	$19,299	$14,349
Interest-bearing deposits with banks	10,802	5,986
Federal funds sold	960	95,311
Investment securities available for sale	135,151	129,715
Restricted equity securities	1,950	1,971
Loans, net of allowance for loan losses of $6,248 at December 31, 2022 and $5,677 at December 31, 2021	748,624	677,855
Cash value of life insurance	22,484	18,750
Other real estate owned	235	-
Properties and equipment, net	31,753	30,856
Accrued interest receivable	2,979	2,363
Core deposit intangible	1,286	1,764
Goodwill	3,257	3,257
Deferred tax assets, net	5,744	1,122
Other assets	13,210	12,549
	$997,734	$995,848

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$310,510	$298,107
Interest-bearing	609,817	600,119
Total deposits	920,327	898,226

Borrowings	-	8,200
Accrued interest payable	95	73
Other liabilities	4,376	4,155
	924,798	910,654

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,617,416 and 5,606,216 issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Surplus	33,613	33,588
Retained earnings	62,229	53,745
Accumulated other comprehensive loss	(22,906)	(2,139)
	72,936	85,194
	$997,734	$995,848

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2022 and 2021

(dollars in thousands except share amounts)	2022	2021

Interest income
Loans and fees on loans	$32,687	$33,089
Interest-bearing deposits with banks	788	88
Federal funds sold	29	44
Interest on taxable securities	2,716	1,372
Interest on nontaxable securities	242	53
Dividends	105	110
	36,567	34,756
Interest expense
Deposits	1,742	2,343
Interest on borrowings	188	86
	1,930	2,429
Net interest income	34,637	32,327

Provision for loan losses	606	723
Net interest income after provision for loan losses	34,031	31,604

Noninterest income
Service charges on deposit accounts	1,906	1,541
Other service charges and fees	3,171	2,606
Net realized gains (losses) on securities	(10)	265
Mortgage origination fees	399	1,061
Increase in cash value of life insurance	513	446
Life insurance income	217	-
Other income	61	649
	6,257	6,568
Noninterest expenses
Salaries and employee benefits	14,823	14,680
Occupancy and equipment	4,410	3,618
Data processing expense	1,971	2,026
FDIC Assessments	430	430
Advertising	657	702
Bank franchise tax	506	499
Director fees	354	368
Professional fees	684	639
Telephone expense	482	390
Core deposit intangible amortization	478	595
Other expense	2,693	2,320
	27,488	26,267
Income before income taxes	12,800	11,905

Income tax expense	2,519	2,423

Net income	$10,281	$9,482
Basic earnings per share	$1.84	$1.59
Weighted average shares outstanding	5,588,394	5,967,751
Dividends declared per share	$0.32	$0.27

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Net Income	$10,281	$9,482

Other comprehensive income

Net change in pension reserve:
Change in pension reserve during the year	(1,648)	558
Tax related to change in pension reserve	346	(117)

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the year	(24,650)	(2,340)
Tax related to unrealized losses	5,177	490
Reclassification of net realized (gains) losses during the year	10	(265)
Tax related to net realized gains (losses)	(2)	56

Total other comprehensive loss	(20,767)	(1,618)

Total comprehensive income (loss)	$(10,486)	$7,864

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2022 and 2021

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2020	6,045,775	$-	$39,740	$45,887	$(521)	$85,106

Net income	-	-	-	9,482	-	9,482
Other comprehensive loss	-	-	-	-	(1,618)	(1,618)
Dividends paid ($0.27 per share)	-	-	-	(1,624)	-	(1,624)
Restricted stock Issued	14,500	-	-	-	-	-
Stock awards Issued	8,700	-	-	-	-	-
Share-based compensation	-	-	155	-	-	155
Common stock repurchased	(462,759)	-	(6,307)	-	-	(6,307)

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	10,281	-	10,281
Other comprehensive loss	-	-	-	-	(20,767)	(20,767)
Dividends paid ($0.32 per share)	-	-	-	(1,797)	-	(1,797)
Restricted stock Issued	14,500	-	-	-	-	-
Stock awards Issued	8,700	-	-	-	-	-
Share-based compensation	-	-	179	-	-	179
Common stock repurchased	(12,000)	-	(154)	-	-	(154)

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Cash flows from operating activities
Net income	$10,281	$9,482
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,690	1,492
Amortization of core deposit intangible	478	595
Accretion of loan discount and deposit premium, net	(415)	(1,048)
Provision for loan loss	606	723
Deferred income taxes	899	327
Net realized losses (gains) on securities	10	(265)
Accretion of discount on securities, net of amortization of premiums	236	360
Deferred compensation	166	16
Share-based compensation	179	155
Adjustment of carrying value of other real estate owned	72	-
Losses on sale of properties and equipment	6	8
Life insurance income	(217)	-
Changes in assets and liabilities:
Cash value of life insurance	(513)	(446)
Accrued interest receivable	(616)	(8)
Other assets	(2,123)	(1,424)
Accrued interest payable	22	(51)
Other liabilities	(131)	(363)
Net cash provided by operating activities	10,630	9,553

Cash flows from investing activities
Activity in available for sale securities:
Purchases	(45,181)	(117,526)
Sales	2,507	8,619
Maturities/calls/paydowns	12,352	9,999
Redemption of restricted equity securities	21	445
Net increase in loans	(71,010)	(18,443)
Purchases of life insurance contracts	(3,500)	-
Proceeds from life insurance contracts	496	-
Purchases of property and equipment	(3,795)	(5,825)
Proceeds from sale of property and equipment	895	60
Net cash used in investing activities	(107,215)	(122,671)

Cash flows from financing activities
Net increase in deposits	22,151	142,806
Repayment of FHLB advances	(5,000)	(5,000)
Advance on short-term line of credit	150	3,200
Payment on short-term line of credit	(3,350)	-
Common stock repurchased	(154)	(6,307)
Dividends paid	(1,797)	(1,624)
Net cash provided by financing activities	12,000	133,075
Net (decrease) increase in cash and cash equivalents	(84,585)	19,957

Cash and cash equivalents, beginning	115,646	95,689
Cash and cash equivalents, ending	$31,061	$115,646

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Supplemental disclosure of cash flow information
Interest paid	$1,908	$2,480
Taxes paid	$1,218	$2,273

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(19,465)	$(2,059)
Effect on equity of change in funded pension liability	$(1,302)	$441
Transfer of bank property to other real estate owned	$307	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$327	$11

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Skyline Bankshares, Inc. (formerly Parkway Acquisition Corp.) (the “Company”), is a bank holding company headquartered in Floyd, Virginia.  The Company offers a wide range of retail and commercial banking services through its wholly-owned bank subsidiary, Skyline National Bank (the “Bank”).  On January 1, 2023, the Company changed its name from Parkway Acquisition Corp. to Skyline Bankshares, Inc. to align its brand across the entire organization.

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and the Company entered into an agreement pursuant to which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”).  The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of the Company, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of the Company.  The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued shares of the Company and Cardinal shareholders receiving approximately 40% of the newly issued shares of the Company.  The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.  Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On March 1, 2018, the Company entered into a definitive agreement pursuant to which the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina.  The agreement provided for the merger of Great State with and into the Bank, with the Bank as the surviving bank (the “Great State merger”).  The transaction closed and the merger became effective on July 1, 2018.  Each share of Great State common stock was converted into the right to receive 1.21 shares of the Company’s common stock.  The Company issued 1,191,899 shares and recognized $15.5 million in surplus in the Great State merger.  The Company was considered the acquiror and Great State was considered the acquiree in the transaction for accounting purposes.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery and Roanoke, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-five full-service banking offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC.  The Company is regulated by the Board of Governors of the Federal Reserve System.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Operating, Accounting and Reporting Considerations related to COVID-19, continued

Also, in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

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

Other Real Estate Owned

Other real estate owned represents properties acquired through, or in lieu of, loan foreclosure and former branch sites that have been closed and for which there are no intentions to re-open or otherwise use the location. These properties are to be sold and are initially recorded at fair value less anticipated cost to sell, establishing a new cost basis. After acquisition, valuations are periodically performed by management and the other real estate owned is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses on the consolidated statements of income.

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

As of December 31, 2022, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 15 to the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. The annual impairment test was performed for November 1, 2022, with no impairment found on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2022 and 2021 amounted to $1.9 million and $1.5 million, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the years ended December 31, 2022 and 2021 amounted to $399 thousand and $1.1 million, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Credit and debit card fees are primarily comprised of interchange fee income and merchant services income.  Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard.  Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.  The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.  Fees for these services for the years ended December 31, 2022 and 2021 amounted to $2.8 million and $2.3 million, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the years ended December 31, 2022 and 2021 the Company received $56 thousand and $60 thousand, respectively in income from these services.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2022 and 2021 amounted to $657 thousand and $702 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2022 and 2021, there were no dilutive instruments.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2020	$582	$(1,103)	$(521)
Other comprehensive income (loss) before Reclassifications	(1,850)	441	(1,409)
Amounts reclassified from accumulated other comprehensive loss	(209)	-	(209)
Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before Reclassifications	(19,473)	(1,302)	(20,775)
Amounts reclassified from accumulated other comprehensive loss	8	-	8
Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The following accounting standards may affect the future financial reporting by the Company:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses to a current expected credit losses (“CECL”) model and modify the impairment model for certain debt securities.  The CECL model will estimate lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets.  The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts.  The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2023.  Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings.  The Company has substantially completed its CECL model and continues to make enhancements to its estimate of expected credit losses as of January 1, 2023 based on internal analysis and consultations with third-party vendors.  At this time the company expects its allowance for loan losses will decrease to $6.1 million upon adoption compared to its allowance for loan losses of $6.3 million at December 31, 2022.  In addition, the Company expects to recognize a liability for unfunded commitments of approximately $286 thousand upon adoption.  The impact of the initial adoption will be reflected in the Company’s financial statements included in its quarterly report on Form 10-Q for the period ending March 31, 2023.

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

In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (“LIBOR”) tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Board of Governors of the Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020, therefore, there were no required reserve balances as of December 31, 2022 and  December 31, 2021.

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 follow:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2022
Available for sale:
U.S. Treasury securities	$4,980	$-	$(146)	$4,834
U.S. Government agencies	25,025	-	(4,179)	20,846
Mortgage-backed securities	78,755	-	(11,485)	67,270
Corporate securities	1,500	-	-	1,500
State and municipal securities	51,400	16	(10,715)	40,701
	$161,660	$16	$(26,525)	$135,151
2021
Available for sale:
U.S. Government agencies	$20,333	$7	$(191)	$20,149
Mortgage-backed securities	64,437	208	(1,334)	63,311
Corporate securities	1,500	-	-	1,500
State and municipal securities	45,314	189	(748)	44,755
	$131,584	$404	$(2,273)	$129,715

Restricted equity securities totaled $2.0 million at December 31, 2022 and 2021, respectively. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
Available for sale:
U.S. Treasury securities	$4,834	$(146)	$-	$-	$4,834	$(146)
U.S. Government agencies	8,563	(1,227)	12,282	(2,952)	20,845	(4,179)
Mortgage-backed securities	27,796	(2,756)	39,467	(8,729)	67,263	(11,485)
State and municipal securities	15,234	(2,633)	24,492	(8,082)	39,726	(10,715)
Total securities available for sale	$56,427	$(6,762)	$76,241	$(19,763)	$132,668	$(26,525)

2021
Available for sale:
U.S. Government agencies	$15,091	$(191)	$-	$-	$15,091	$(191)
Mortgage-backed securities	51,990	(1,334)	-	-	51,990	(1,334)
State and municipal securities	28,305	(589)	3,560	(159)	31,865	(748)
Total securities available for sale	$95,386	$(2,114)	$3,560	$(159)	$98,946	$(2,273)

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

At December 31, 2022, 82 investment securities with unrealized losses had depreciated 16.66 percent from their total amortized cost basis. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case-by-case basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition and the issuer’s anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at December 31, 2022. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Proceeds from the sales of investment securities available for sale were $2.5 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively. Proceeds from called securities totaled $1.7 million and $500 thousand for the years ended December 31, 2022 and 2021, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2022	2021

Realized gains	$-	$265
Realized losses	(10)	-
	$(10)	$265

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

The scheduled maturities of securities available for sale at December 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$78	$78
Due after one year through five years	13,659	13,114
Due after five years through ten years	74,141	62,775
Due after ten years	73,782	59,184
	$161,660	$135,151

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $33.7 million and $32.0 million at December 31, 2022 and 2021, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Construction & development	$49,728	$44,252
Farmland	23,688	25,026
Residential	358,526	298,413
Commercial mortgage	263,664	230,071
Commercial & agricultural	39,434	38,442
SBA-PPP	71	24,528
Consumer & other	19,761	22,800
Total loans, net of deferred fees and costs	754,872	683,532
Allowance for loan losses	(6,248)	(5,677)
Loans, net of allowance for loan losses	$748,624	$677,855

Included in total loans above are deferred loan fees of $1.1 million and $2.7 million at December 31, 2022 and December 31, 2021, respectively.  Deferred loan costs were $4.1 million and $3.3 million, at December 31, 2022 and December 31, 2021, respectively.  Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment.  If loans repay prior to schedule maturities and unamortized fee or cost is recognized at that time.

As of December 31, 2022 and 2021, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral toward borrowings with the Federal Home Loan Bank.

Small Business Administration Paycheck Protection Program

Gross SBA-PPP loans totaling $79 thousand with net deferred fees of $8 thousand remained on the balance sheet as of December 31, 2022.  Gross SBA-PPP loans totaling $26.3 million with net deferred fees of $1.8 million remained on the balance sheet at December 31, 2021.  These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans.  Loan forgiveness payments will be treated as prepayments and recognized as they occur.  A summary of our SBA-PPP loans as of December 31, 2022 and December 31, 2021 by SBA tier is as follows:

(dollars in thousands)
December 31, 2022
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	-	-%	$-	-%
Over $350,000 to less than $2 million	-	-%	-	-%
Up to $350,000	7	100.00%	71	100.00%
Total	7	100.00%	$71	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
SBA Tier	Approved	Mix	Unearned Fees	Mix

$2 million to $10 million	1	0.12%	$1,950	7.95%
Over $350,000 to less than $2 million	11	1.36%	5,018	20.46%
Up to $350,000	797	98.52%	17,560	71.59%
Total	809	100.00%	$24,528	100.00%

Notes to Consolidated Financial Statements

Note 4. Loans Receivable, continued

Small Business Administration Paycheck Protection Program, continued

A summary of our SBA-PPP loans as of December 31, 2022 and December 31, 2021 by industry is as follows:

(dollars in thousands)
December 31, 2022
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	-	-%	$-	-%
Retail Trade	1	14.29%	20	28.17%
Construction	1	14.29%	4	5.63%
Health Care & Social Assistance	1	14.29%	4	5.63%
Accommodation & Retail Services	1	14.29%	27	38.03%
Educational Services	-	-%	-	-%
General & Other	3	42.84%	16	22.54%
Total	7	100.00%	$71	100.00%

(dollars in thousands)
December 31, 2021
	# of SBA		Balance Less
Industry	Approved	Mix	Unearned Fees	Mix

Manufacturing	26	3.21%	$2,067	8.43%
Retail Trade	61	7.54%	1,124	4.58%
Construction	127	15.70%	2,855	11.64%
Health Care & Social Assistance	18	2.23%	1,300	5.30%
Accommodation & Retail Services	58	7.17%	4,235	17.27%
Educational Services	4	0.49%	2,424	9.88%
General & Other	515	63.66%	10,523	42.90%
Total	809	100.00%	$24,528	100.00%

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2022 and December 31, 2021:

Allowance for Loan Losses and Recorded Investment in Loans

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2022
Allowance for loan losses:
Beginning Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	(14)	(114)	(128)
Recoveries	3	-	12	8	30	40	93
Provision	39	(56)	287	281	(25)	80	606
Ending Balance	$526	$259	$2,820	$2,197	$312	$134	$6,248

Ending balance: individually evaluated for impairment	$4	$-	$-	$-	$-	$-	$4
Ending balance: collectively evaluated for impairment	$522	$259	$2,820	$2,197	$312	$134	$6,244

Loans outstanding:
Ending Balance	$49,728	$23,688	$358,526	$263,664	$39,434	$19,761	$754,801
Ending balance: individually evaluated for impairment	$313	$-	$-	$382	$-	$-	$695
Ending balance: collectively evaluated for impairment	$49,415	$23,688	$358,410	$263,194	$39,434	$19,761	$753,902
Ending balance: purchased credit impaired loans	$-	$-	$116	$88	$-	$-	$204

December 31, 2021
Allowance for loan losses:
Beginning Balance	$499	$406	$2,167	$1,421	$293	$114	$4,900
Charge-offs	-	-	-	-	(8)	(102)	(110)
Recoveries	5	-	2	61	53	43	164
Provision	(20)	(91)	352	426	(17)	73	723
Ending Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677

Ending balance: individually evaluated for impairment	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$484	$307	$2,521	$1,908	$321	$128	$5,669

Loans outstanding:
Ending Balance	$44,252	$25,026	$298,413	$230,071	$38,442	$22,800	$659,004
Ending balance: individually evaluated for impairment	$712	$283	$-	$-	$-	$-	$995
Ending balance: collectively evaluated for impairment	$43,540	$24,743	$298,279	$229,970	$38,396	$22,800	$657,728
Ending balance: purchased credit impaired loans	$-	$-	$134	$101	$46	$-	$281

As of December 31, 2022 and December 31, 2021, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Allowance for Loan Losses, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. As of December 31, 2022 and December 31, 2021, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of December 31, 2022 and December 31, 2021:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total

December 31, 2022
Real Estate Secured:
Construction & development	$49,384	$-	$-	$344	$49,728
Farmland	21,156	814	468	1,250	23,688
Residential	356,327	947	499	753	358,526
Commercial mortgage	259,529	2,130	153	1,852	263,664
Non-Real Estate Secured:
Commercial & agricultural	39,339	13	-	82	39,434
SBA-PPP	71	-	-	-	71
Consumer & other	19,761	-	-	-	19,761
Total	$745,567	$3,904	$1,120	$4,281	$754,872

December 31, 2021
Real Estate Secured:
Construction & development	$43,423	$-	$-	$829	$44,252
Farmland	21,430	831	480	2,285	25,026
Residential	296,160	356	582	1,315	298,413
Commercial mortgage	220,061	5,036	3,607	1,367	230,071
Non-Real Estate Secured:
Commercial & agricultural	38,254	20	-	168	38,442
SBA-PPP	24,528	-	-	-	24,528
Consumer & other	22,800	-	-	-	22,800
Total	$666,656	$6,243	$4,669	$5,964	$683,532

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

The following table presents an age analysis of nonaccrual and past due loans by category as of December 31, 2022 and December 31, 2021:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

December 31, 2022
Real Estate Secured:
Construction & development	$-	$30	$313	$343	$49,385	$49,728	$-	$344
Farmland	4	-	-	4	23,684	23,688	-	94
Residential	94	315	240	649	357,877	358,526	-	565
Commercial mortgage	44	86	46	176	263,488	263,664	-	622
Non-Real Estate Secured:
Commercial & agricultural	-	-	9	9	39,425	39,434	-	9
SBA-PPP	-	-	-	-	71	71	-	-
Consumer & other	5	-	-	5	19,756	19,761	-	-
Total	$147	$431	$608	$1,186	$753,686	$754,872	$-	$1,634

December 31, 2021
Real Estate Secured:
Construction & development	$-	$-	$426	$426	$43,826	$44,252	$-	$426
Farmland	-	-	117	117	24,909	25,026	-	117
Residential	246	163	285	694	297,719	298,413	-	596
Commercial mortgage	-	-	46	46	230,025	230,071	-	121
Non-Real Estate Secured:
Commercial & agricultural	58	-	46	104	38,338	38,442	-	60
SBA-PPP	-	-	-	-	24,528	24,528	-	-
Consumer & other	11	-	-	11	22,789	22,800	-	-
Total	$315	$163	$920	$1,398	$682,134	$683,532	$-	$1,320

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

As of December 31, 2022 and December 31, 2021, the recorded investment in impaired loans totaled $3.0 million and $3.6 million, respectively.  The total amount of collateral-dependent impaired loans at December 31, 2022 and December 31, 2021, respectively, was $695 thousand and $995 thousand.  As of December 31, 2022 and December 31, 2021, $584 thousand and $713 thousand, respectively, of the recorded investment in impaired loans did not have a related allowance.  The Bank had $3.0 million and $3.2 million in troubled debt restructured loans included in impaired loans at December 31, 2022 and December 31, 2021, respectively.

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

Management collectively evaluates performing TDRs with a loan balance of $250,000 or less for impairment. As of December 31, 2022 and December 31, 2021, respectively, $2.3 million and $2.6 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $115 thousand and $142 thousand of related allowance.

The following table is a summary of information related to impaired loans as of December 31, 2022 and December 31, 2021:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

December 31, 2022
With no related allowance recorded:
Construction & development	$203	$203	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	381	395	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	584	598	-

With an allowance recorded:
Construction & development	119	119	4
Farmland	355	371	15
Residential	1,885	2,043	96
Commercial mortgage	66	66	3
Commercial & agricultural	24	24	1
Consumer & other	-	-	-
Subtotal	2,449	2,623	119

Totals:
Construction & development	322	322	4
Farmland	355	371	15
Residential	1,885	2,043	96
Commercial mortgage	447	461	3
Commercial & agricultural	24	24	1
Consumer & other	-	-	-
Total	$3,033	$3,221	$119

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

1  Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the years ended December 31, 2022 and 2021:

	December 31,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$645	$55	$807	$22
Farmland	372	23	2,137	895
Residential	2,124	133	2,577	191
Commercial mortgage	464	21	46	6
Commercial & agricultural	28	2	40	2
Consumer & other	-	-	-	-
Total	$3,633	$234	$5,607	$1,116

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

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2022 and December 31, 2021:

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
(dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2022
Construction & development	-	$-	$-	-	$-	$-
Farmland	-	-	-	-	-	-
Residential	2	79	79	-	-	-
Commercial mortgage	1	403	381	-	-	-
Commercial & agricultural	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	3	$482	$460	-	$-	$-

During the twelve months ended December 31, 2022, three loans were modified that were considered to be TDRs. One residential loan had term concessions granted and additional funds advanced for insurance. The other residential loan had the principal and interest payments modified, interest rate lowered, and maturity date extended. The commercial mortgage loan had the principal and interest payments modified; however, the maturity date remained the same. No TDRs identified in the last twelve months subsequently defaulted in the year ended December 31, 2022.

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

The Bank began receiving requests for loan deferments on March 23, 2020 and through December 31, 2021, the Bank approved approximately 250 requests for loan payment deferment of approximately $66.5 million in loans, all of which have resumed payment. There were no loans with deferments remaining as of December 31, 2022 or December 31, 2021.

Purchased Credit Impaired Loans

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021

Residential	$116	$134
Commercial mortgage	88	101
Commercial & agricultural	-	46
Outstanding balance	$204	$281

Carrying amount	$204	$281

There was no accretable yield on purchased credit impaired loans for the periods presented.

There were no purchased credit impaired loans acquired during the year ended December 31, 2022 and during the year ended December 31, 2021. Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2022 and 2021, are as follows:

(dollars in thousands)	2022	2021

Land	$8,429	$9,178
Buildings and improvements	25,835	24,170
Furniture and equipment	13,221	11,619
	47,485	44,967

Less accumulated depreciation	(15,732)	(14,111)
	$31,753	$30,856

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $1.7 million and $1.5 million, respectively.

Note 7. Goodwill and Intangible Assets

An analysis of goodwill during the years ended December 31, 2022 and 2021 is as follows:

(dollars in thousands)	2022	2021

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2022 and 2021 are as follows:

dollars in thousands)	2022	2021

Balance at beginning of year, net	$1,764	$2,359
Amortization expense	(478)	(595)
Net book value	$1,286	$1,764

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

For the year ended December 31, 2023	$369
For the year ended December 31, 2024	262
For the year ended December 31, 2025	154
For the year ended December 31, 2026	97
For the year ended December 31, 2027	81
Thereafter	323
Total	$1,286

Notes to Consolidated Financial Statements

Note 8. Leases

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

(dollars in thousands)	2022	2021

Lease liabilities	$739	$553
Right-of-use assets	$739	$553
Weighted average remaining lease term (years)	5.59	6.70
Weighted average discount rate	2.75%	2.45%

(dollars in thousands)	2022	2021

Lease Expense
Operating lease expense	$158	$153
Short-term lease expense	8	29
Total lease expense	$166	$182

Cash paid for amounts included in lease liabilities	$158	$153

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2023	$153
Twelve months ending December 31, 2024	139
Twelve months ending December 31, 2025	143
Twelve months ending December 31, 2026	143
Twelve months ending December 31, 2027	107
Thereafter	114
Total undiscounted cash flows	$799
Less discount	(60)
Lease liabilities	$739

Notes to Consolidated Financial Statements

Note 9. Deposits

The following table presents the composition of deposits at December 31, 2022 and December 31, 2021:

(dollars in thousands)	2022	2021

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$144,540	$119,320
Money market	87,012	103,217
Savings	194,723	187,248
Time deposits	183,542	190,334
Total interest-bearing deposits	609,817	600,119
Noninterest-bearing deposits	310,510	298,107
Total deposits	$920,327	$898,226

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2022 and 2021 was $49.5 million, and $41.3 million, respectively. At December 31, 2022, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2023	$120,614
2024	21,892
2025	18,556
2026	13,951
2027	8,529
After Five Years	-
Total	$183,542

Note 10. Short-Term Borrowings

At December 31, 2022 the Company had no borrowings outstanding classified as short-term.

On December 21, 2021, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of December 21, 2022.  Interest on the line of credit is variable and is set at prime plus 1.00%.  At December 31, 2021, $3.2 million was outstanding under this revolving line of credit at a rate of 4.25 percent and was classified as short-term debt.  During 2022, $150 thousand was advanced on the line of credit and in December 2022, the $3.35 million outstanding on the line of credit was repaid, and the line of credit was not renewed.

At December 31, 2022, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed.  In addition, the Bank has the ability to borrow up to approximately $255.9 million from the Federal Home Loan Bank (“FHLB”), subject to the pledging of collateral.

Note 11.  Long-Term Borrowings

At December 31, 2022, the Bank had no borrowings outstanding classified as long-term and at December 31, 2021, the Bank’s long-term borrowings consisted of a $5.0 million advance from FHLB.  During 2022, the Bank prepaid the $5.0 million advance and incurred a prepayment penalty of $8 thousand.  During 2021, the Bank prepaid $5.0 million of the $10.0 million advance outstanding at December 31, 2020 and incurred a prepayment penalty of $44 thousand.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2022 and 2021 was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2022

Financial Instruments – Assets
Net Loans	$748,624	$702,549	$-	$-	$702,549

Financial Instruments – Liabilities
Time Deposits	183,542	181,525	-	181,525	-

December 31, 2021

Financial Instruments – Assets
Net Loans	$677,855	$671,826	$-	$-	$671,826

Financial Instruments – Liabilities
Time Deposits	190,334	191,464	-	191,464	-
FHLB Advances	5,000	4,951	-	4,951	-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2022, a small percentage of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held during the years ended December 31, 2022 or 2021.

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. There was a former bank premise valued at $235 thousand in other real estate owned at December 31, 2022 and there was no other real estate owned held as of December 31, 2021.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Investment securities available for sale
U.S. Treasury securities	$4,834	$-	$4,834	$-
U.S. Government agencies	20,846	-	20,846	-
Mortgage-backed securities	67,270	-	67,270	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	40,701	-	40,701	-
Total assets at fair value	$135,151	$-	$135,151	$-

December 31, 2021
Investment securities available for sale
U.S. Government agencies	$20,149	$-	$20,149	$-
Mortgage-backed securities	63,311	-	63,311	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	44,755	-	44,755	-
Total assets at fair value	$129,715	$-	$129,715	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2022 or 2021. There were no significant transfers between levels during the years ended December 31, 2022 or 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2022 or 2021. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Impaired loans	$173	$-	$-	$173
Other real estate owned	235	-	-	235
Total assets at fair value	$408	$-	$-	$408

December 31, 2021
Impaired loans	$189	$-	$-	$189
Other real estate owned	-	-	-	-
Total assets at fair value	$189	$-	$-	$189

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis, continued

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$173	$189	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$235	$-	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2022	2021

Change in benefit obligation
Benefit obligation at beginning of year	$5,830	$6,083
Interest cost	147	143
Actuarial gain	(1,327)	(212)
Benefits paid	(1,499)	(158)
Settlement (gain) loss	36	(26)
Benefit obligation at end of year	3,187	5,830
Change in plan assets
Fair value of plan assets at beginning of year	11,081	10,291
Actual return on plan assets	(2,414)	948
Benefits paid	(1,499)	(158)
Fair value of plan assets at end of year	7,168	11,081
Funded status at the end of the year	$3,981	$5,251

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2022	2021

Amounts recognized in the Balance Sheet
Prepaid benefit cost	$6,467	$6,089
Unrecognized net actuarial loss	(2,486)	(838)
Amount recognized in other assets	$3,981	$5,251

Amounts recognized in accumulated comprehensive loss
Unrecognized net actuarial loss	$(2,486)	$(838)
Deferred taxes	522	176
Amount recognized in accumulated comprehensive loss, net	$(1,964)	$(662)

Prepaid benefit detail
Benefit obligation	$(3,187)	$(5,830)
Fair value of assets	7,168	11,081
Unrecognized net actuarial loss	2,486	838
Prepaid benefit cost	$6,467	$6,089

Components of net periodic pension cost
Interest cost	$147	$143
Expected return on plan assets	(741)	(694)
Recognized net loss due to settlement	216	32
Recognized net actuarial loss	-	35
Net periodic benefit expense	$(378)	$(484)

Additional disclosure information
Accumulated benefit obligation	$3,187	$5,830
Vested benefit obligation	$3,187	$5,830
Discount rate used for net periodic pension cost	2.75%	2.50%
Discount rate used for disclosure	5.00%	2.75%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	9	9

Using the same fair value hierarchy described in Note 12, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Mutual funds – equities	$3,727	$3,727	$-	$-
Mutual funds – fixed income	3,441	3,441	-	-
Total assets at fair value	$7,168	$7,168	$-	$-

December 31, 2021
Mutual funds – equities	$5,762	$5,762	$-	$-
Mutual funds – fixed income	5,319	5,319	-	-
Total assets at fair value	$11,081	$11,081	$-	$-

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2023	$693
2024	334
2025	58
2026	281
2027	299
2028	–	2032	1,043
$2,708

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2022 and there is no required contribution for 2023. Based on this we do not anticipate making a contribution to the plan in 2023.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2022 and 2021, by asset category are as follows:

	2022	2021

Mutual funds – fixed income	48%	48%
Mutual funds – equity	52%	52%
Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2022 Valuation	2021 Valuation
Source	Report	Report

Bank of Floyd Plan	105.50%	117.03%

Employer Contributions

Plan expenses paid by the Company totaled approximately $39 thousand and $70 thousand for the years ended December 31, 2022 and 2021, respectively.

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $379 thousand and $378 thousand related to the defined contribution plan for the years ended December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements

Note 14. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $103 thousand and $134 thousand at December 31, 2022 and 2021, respectively. Expense charged against income and included in salary and benefits expense was $9 thousand and $12 thousand in 2022 and 2021, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017 and 2022. The plans provide for annual payments ranging from $12,857 to $88,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $640 thousand and $399 thousand at December 31, 2022 and 2021, respectively. Expense charged against income and included in salary and benefits expense was $241 thousand and $92 thousand in 2022 and 2021, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $601 thousand and $645 thousand at December 31, 2022 and 2021, respectively. Charges to income amounted to approximately $25 thousand and $26 thousand for 2022 and 2021, respectively. These plans are unfunded; however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Notes to Consolidated Financial Statements

Note 15. Share-Based Compensation

The Company’s 2020 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors of the Company on March 17, 2020 and approved by the Company’s shareholders on August 18, 2020 (the “Effective Date”).  The Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and stock awards to key employees and non-employee directors of the Company or its subsidiaries.

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

The Plan was effective on the Effective Date, and no Award may be granted under the plan after March 16, 2030. Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed 300,000 shares of common stock. As of December 31, 2022, 46,400 shares have been issued under the Equity Plan, leaving 253,600 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the years ended December 31, 2022 and 2021, $80 thousand and $41 thousand, respectively, was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of December 31, 2022, the unrecognized compensation expense related to unvested restricted stock awards was $231 thousand.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.25 years.  The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2020	-	$-
Granted	14,500	11.30
Vested	(3,625)	11.30	$42
Forfeited	-	-
Unvested as of December 31, 2021	10,875	$11.30
Granted	14,500	13.00
Vested	(6,525)	12.13	$80
Forfeited	-	-
Unvested as of December 31, 2022	18,850	$12.38

On December 31, 2022, 8,700 stock awards were issued at a price of $11.35 per share to non-employee directors, which immediately vested. For the year ended December 31, 2022, $99 thousand was recognized as compensation expense related to share-based compensation for these stock awards. On December 31, 2021, 8,700 stock awards were issued at a price of $13.00 per share to non-employee directors, which immediately vested. For the year ended December 31, 2021, $113 thousand was recognized as compensation expense related to share-based compensation for these stock awards.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2022	2021

Current	$1,620	$2,096
Deferred	899	327
	$2,519	$2,423

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

(dollars in thousands)	2022	2021

Tax at statutory federal rate	$2,688	$2,500
Tax exempt interest income	(88)	(52)
Tax exempt insurance income	(153)	(93)
State income tax, net of federal benefit	72	59
Other	-	9
	$2,519	$2,423

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2022 and 2021 are summarized as follows:

(dollars in thousands)	2022	2021

Deferred tax assets
Allowance for loan losses	$1,347	$1,221
Acquired loan credit mark	145	223
Deferred compensation	302	291
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	43	48
Minimum pension liability	522	176
Net operating loss carryforward	1,333	1,444
Nonaccrual interest income	324	352
Net unrealized losses on securities available for sale	5,567	392
Other	11	28
	$9,594	$4,175
Deferred tax liabilities
Deferred loan origination costs	642	121
Core deposit intangible	277	379
Accrued pension costs	1,395	1,310
Depreciation	1,452	1,239
Other real estate owned	51	-
Accretion of discount on investment securities, net	33	4
	$3,850	$3,053
Net deferred tax asset	$5,744	$1,122

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2019 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2022 and 2021. The net operating loss of approximately $6.3 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

Aggregate 2022 and 2021 loan transactions with related parties were as follows:

(dollars in thousands)	2022	2021

Balance, beginning	$9,140	$12,427
New loans	4,368	4,351
Repayments	(3,479)	(7,607)
Change in relationship	-	(31)
Balance, ending	$10,029	$9,140

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $15.9 million, and $22.3 million at December 31, 2022 and 2021, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2022 and 2021 is as follows:

(dollars in thousands)	2022	2021

Commitments to extend credit	$163,250	$140,526
Standby letters of credit	833	1,161
	$164,083	$141,687

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

Concentrations of Credit Risk

Substantially all of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.  Investments in state and municipal securities involve governmental entities within and outside the Bank’s market area.  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.  The Bank’s primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers.  The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $9.7 million at December 31, 2022. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2022.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.42% as of December 31, 2022.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2022 and 2021.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk weighted assets)	$97,172	12.42%	$62,592	8.00%	$78,240	10.00%
Tier 1 Capital (to risk weighted assets)	$90,878	11.62%	$46,944	6.00%	$62,592	8.00%
Common Equity Tier 1 (to risk weighted assets)	$90,878	11.62%	$35,208	4.50%	$50,856	6.50%
Tier 1 Capital (to average total assets)	$90,878	8.79%	$41,342	4.00%	$51,677	5.00%

December 31, 2021
Total Capital (to risk weighted assets)	$90,617	12.23%	$59,256	8.00%	$74,071	10.00%
Tier 1 Capital (to risk weighted assets)	$84,900	11.46%	$44,442	6.00%	$59,256	8.00%
Common Equity Tier 1 (to risk weighted assets)	$84,900	11.46%	$33,332	4.50%	$48,146	6.50%
Tier 1 Capital (to average total assets)	$84,900	8.58%	$39,598	4.00%	$49,497	5.00%

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

The CBLR framework was available for banks to use in their December 31, 2022, Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Skyline Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Assets
Cash and due from banks	$63	$26
Investment in affiliate bank	72,559	88,049
Other assets	359	357
Total assets	$72,981	$88,432

Liabilities
Borrowings	$-	$3,200
Other liabilities	45	38
Total liabilities	45	3,238

Stockholders’ Equity
Common stock	-	-
Surplus	33,613	33,588
Retained earnings	62,229	53,745
Accumulated other comprehensive loss	(22,906)	(2,139)
Total stockholders’ equity	72,936	85,194
Total liabilities and stockholders’ equity	$72,981	$88,432

Statements of Income

For the years ended December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Income
Dividends from affiliate bank	$5,346	$7,995
	5,346	7,995
Expenses
Interest on borrowings	178	3
Share-based compensation	179	155
Management and professional fees	68	60
Other expenses	7	39
	432	257
Income before tax benefit and equity in undistributed income of affiliate	4,914	7,738

Federal income tax benefit	90	55

Income before equity in undistributed income of affiliate	5,004	7,793

Equity in undistributed income of affiliate	5,277	1,689
Net income	$10,281	$9,482

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2022 and 2021

(dollars in thousands)	2022	2021

Cash flows from operating activities
Net income	$10,281	$9,482
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(5,277)	(1,689)
Share-based compensation	179	155
Change in other assets	(2)	(32)
Change in other liabilities	7	10
Net cash provided by operating activities	5,188	7,926

Cash flows from investing activities
Investment in affiliate	-	(3,200)
Net cash used by investing activities	-	(3,200)

Cash flows from financing activities
Advance on short-term line of credit	150	3,200
Repayment on short-term line of credit	(3,350)	-
Common stock repurchased	(154)	(6,307)
Dividends paid	(1,797)	(1,624)
Net cash used by financing activities	(5,151)	(4,731)
Net increase (decrease) in cash and cash equivalents	37	(5)

Cash and cash equivalents, beginning	26	31
Cash and cash equivalents, ending	$63	$26

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

The Company has disclosed deposit compositions in Note 9.  In relation to current economic conditions, management has monitored deposit concentrations through the date the financial statements were issued noting no significant changes to compositions.  In addition, there has been no significant deposit deterioration through the date the financial statements were issued.

The Company has disclosed its investment portfolio position in Note 3.  There has been no significant deterioration in the investment portfolio through the date the consolidated financial statements were issued.

Management has reviewed the events occurring through the date the consolidated financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2022, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

The following biographical information discloses each director’s age and business experience, and the year that each individual was first elected to the Board of Directors of the Company. Previous service on the boards of Grayson, Cardinal, or Great State prior to the merger with and into the Company is also disclosed, as are the specific skills or attributes that qualify each director for service on the Board of Directors.

Thomas M. Jackson, Jr. (65) – Mr. Jackson has been Chairman of the Board of the Company since its inception in November 2015.  Previously he was named a board member for Grayson and Grayson National Bank in 2002 and was elected Chairman in 2012.  Mr. Jackson is a practicing attorney and the owner of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia.  He also has a black angus beef farm at his family home place in Wythe County.  He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four-year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists the Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by the Company and the Bank.

James W. Shortt (60) – Mr. Shortt has been a director of the Company since its inception in November 2015 and has served as Vice Chairman since June 2016. Mr. Shortt served as a director of Cardinal and the Bank of Floyd from 2012 to 2016, serving as Vice Chairman from 2012 to 2015 and Chairman from 2015 to 2016. He is a partner of Shortt & Murrell, P.C., a general practice law firm with its principal office in Floyd, Virginia. Mr. Shortt is particularly qualified to serve on the Board by virtue of his legal background, especially with regard to his knowledge of real estate law and corporate and business transactions. Mr. Shortt has been practicing law in Virginia since 1988. Mr. Shortt is a graduate of the University of Richmond School of Law and Virginia Tech.

Jacky K. Anderson (71) – Mr. Anderson has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 49 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (64) – Dr. Conduff has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal Board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal Board. He currently serves as Chairman of the Compensation Committee for the Company. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (57) – Mr. Edwards, President and Chief Executive Officer of the Company and the Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of the Company and the Bank from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Locally, Mr. Edwards serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., and as a Director of the Blue Ridge Discovery Center. He also serves as a Director of the Virginia Association of Community Banks and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (72) – Mr. Edwards has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also serves on the Board of Directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007. He is past Chairman of the Virginia-Carolina Water Authority in Independence, Virginia and also past president of the Alleghany County Chamber of Economic Development.

T. Mauyer Gallimore (80) – Mr. Gallimore has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in-depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

A. Melissa Gentry (58) – Ms. Gentry has been a director of the Company since June 2016. She was appointed to the board of Cardinal in April 2016.  Ms. Gentry is the Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities.  These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants, retail stores, hotels, cattle and crop farming representing approximately $425 million in annual revenues and over $200 million in inventories and properties.  Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management.  Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park.  Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (81) – Mr. Jarratt has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (66) – Mrs. Lazo has been a director of the Company since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy, and she previously served on the Board of Directors of the Chestnut Creek School of the Arts from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by the Company and the Bank and offers a unique perspective on our markets.

W. David McNeill (66) – Mr. McNeill has been a director of the Company since July 2018. He was one of the Founders of Great State Bank and served on the Board of Directors from 2008 to 2018. Mr. McNeill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, McNeill Nissan of Wilkesboro and McNeill Chevrolet Buick of Wilkesboro. He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties the dealerships do business on.  Mr. McNeill is a graduate of UNC -Chapel Hill.

Frank A. Stewart (61) – Mr. Stewart has been a director of the Company since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart currently serves on the Caromont Health Board of Directors located in Gaston County, NC. Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is President of Premier Body Armor, LLC of Gastonia, NC.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Colombia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration.

John Michael Turman (76) – Mr. Turman has been a director of the Company since July 2016.  He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales.  Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of the Company and the Bank.  He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (55) – Mr. Vaughan has been a director of the Company since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by the Company and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board.   Mr. Vaughan also serves as president of the Wytheville Community College Scholarship Foundation, and as President of Vaughan Restoration Group, which is a group that works in part with the Galax Development Corporation. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., and the Vaughan Foundation.

Executive Officers Who Are Not Directors

Lori C. Vaught (49) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2019, previously served as Controller of the Bank and its predecessor Grayson National Bank from August 2012 to January 2019.  She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012.  Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services.  She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University.  She serves as a member of the CFO Committee for the Virginia Bankers Association.

Beth R. Worrell (49) – Ms. Worrell, Executive Vice President and Chief Risk Officer of the Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College.  Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts.

Rodney R. Halsey (54) – Mr. Halsey, Executive Vice President and Chief Operations Officer of the Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operating Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation and the Mount Rogers Planning District Loan Fund Board.  He currently serves on the Board of Trustees for Oak Hill Academy and the Wytheville Community College Educational Foundation.  Mr. Halsey graduated from Appalachian State University with a degree in Business Administration.

C. Greg Edwards (65) – Mr. Edwards, Executive Vice President and Regional President, North Carolina for the Bank, previously served as President and Chief Executive Officer of Great State Bank from 2008 until its acquisition by the Bank in 2018.  He was a member of the organizing group of Great State Bank and was elected to the board and President & CEO positions at the time the bank incorporated and began operations during July 2008.  He previously served as a senior credit officer for Northwestern National Bank (formerly Wilkes National Bank) from 1994 until that bank was acquired by Integrity Financial Corp. (the parent company of Catawba Valley Bank) in 2002.  Following that transaction, he joined Bank of Granite in April 2003 where he served as Senior Vice President and County Executive in Wilkes County until he joined the Great State Bank organizing group in December 2006.  Mr. Edwards has 44 years of commercial banking experience and served in loan review, credit administration and lending roles prior to the positions above with Southern National Bank, First Union National Bank and Northwestern Bank.

Jonathan L. Kruckow (38) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for the Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses.  He is a graduate of Virginia Tech, the Virginia Bankers Association’s School of Bank Management at the University of Virginia, and the Graduate School of Banking at Louisiana State University.  Mr. Kruckow currently serves on the Virginia Bankers Association’s Lending Executives Committee, the Virginia Bankers Association’s School of Bank Management Board of Trustees and the Board of Directors for Virginia Title Center.

Milo L. Cockerham (36) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of the Bank, joined the Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 25 retail branch locations. Mr. Cockerham has 14 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a Bachelor of Arts degree in Economics and a Bachelor of Science degree in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University.  He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2022.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and James W. Shortt. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2022.

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

Shareholders entitled to vote for the election of directors may submit candidates for formal consideration by the Company if the Company receives timely written notice, in proper form, for each such recommended director nominee, in accordance with the advance notice procedures contained in the Company’s bylaws.  If the notice is not timely and in proper form, the nominee will not be considered by the Company.

Item 11.	Executive Compensation.

Objectives of the Company’s Executive Compensation Program

The primary objective of the Company’s executive compensation program is to attract and retain highly skilled and motivated executive officers who will manage the Company in a manner to promote its growth and profitability and advance the interest of its shareholders. Additional objectives of the Company’s executive compensation program include the following:

•	to align executive pay with shareholders’ interests;

•	to recognize individual initiative and achievements; and

•	to unite the entire executive management team to a common objective.

Executive Compensation Principles

The Company’s executive compensation program is not as complex as those of many companies of similar size and nature. The Company’s program consists of base salaries, cash payments in the form of annual bonuses, long-term equity incentives in the form of stock awards, and long-term benefits in the form of pension and supplemental executive retirement plans. Executive officers also participate in the Company’s 401(k) plan.

During 2020, the Company’s shareholders approved the 2020 Equity Incentive Plan, pursuant to which the Company may issue up to 300,000 shares of common stock in the form of stock options, stock awards, restricted stock units, and stock appreciation rights.

How Executive Pay Levels are Determined

The Compensation Committee regularly reviews the Company’s executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the Board. The Compensation Committee also engages Pearl Meyer & Partners, LLC, an independent, third-party compensation consulting firm to assist with the design and implementation of the Company’s overall executive compensation program. Pearl Meyer & Partners, LLC also compiles the comparative industry market data that the committee uses to assess overall compensation competitiveness.

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

In determining the compensation of our executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonuses and other long-term compensation, using a number of factors including the following:

•	The Company’s financial and operating performance, measured by attainment of strategic objectives and operating results;

•

the duties, responsibilities and performance of each executive officer of the Company, including the achievement of identified goals for the year as they pertain to the areas of the Company’s operations for which the executive is personally responsible and accountable;

•	historical cash and other compensation levels; and

•	comparative industry market data to assess compensation competitiveness.

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the President and Chief Executive Officer of the Company, the Executive Vice President and Regional President, Virginia of Skyline National Bank and the Executive Vice President and Chief Risk Officer of Skyline National Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Blake M. Edwards, Jr.	2022	360,000	77,500	32,500	10,339	480,339
President and Chief Executive Officer	2021	310,000	67,950	28,250	15,400	421,600

Jonathan L. Kruckow	2022	187,500	36,000	26,000	7,500	257,000
Executive Vice President and Regional President, Virginia	2021	180,000	30,804	22,600	8,900	242,304

Beth R. Worrell	2022	180,000	35,000	26,000	7,200	248,200
Executive Vice President and Chief Risk Officer	2021	175,000	30,804	22,600	8,296	236,700

(1)

The amounts reported reflect the aggregate grant date fair value of the awards for the fiscal year ended December 31, 2022 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. Stock awards consisted of grants of restricted stock awards. For valuation and discussion of assumptions related to stock awards, please refer to “Share-based Compensation” discussion in Note 1 and Note 15 Share-based Compensation in the Company’s audited financial statements for the fiscal year ended December 31, 2022.

(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

The Company has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Worrell as described below. All compensation that the Company pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

During 2022, 2,500 restricted stock awards were issued to the President & CEO and 2,000 restricted stock awards were issued to other members of the Company’s executive management team. The stock awards vested 20% on December 15, 2022, and will vest 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. No stock options were granted to any of the Company’s employees during the fiscal year ended December 31, 2022, and none were outstanding at December 31, 2022.

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

In addition, the Company has adopted supplemental executive retirement plans (the “SERPs”) for Blake M. Edwards, Jonathan L. Kruckow, and Beth R. Worrell. The SERPs provides for a retirement benefit (equal to $168,000 per year for Mr. Edwards, $60,000 per year for Mr. Kruckow, and $60,000 per year for Ms. Worrell) payable monthly and continuing for the executive’s lifetime, beginning upon the later of the executive’s separation from service with the Bank or reaching age 65, subject to the vesting schedule set forth in the SERP agreement. Reduced benefits apply in cases of early retirement. In addition, the SERP agreements provide that the executive’s retirement benefit will be fully vested upon a Change in Control, as defined in the SERP agreement.

Holdings of Stock Awards

The following table contains information concerning unvested stock awards at December 31, 2022 for each of the named executive officers.

Outstanding Equity Awards
Fiscal Year End 2022

	Stock Awards
		Number of Shares	Market Value of
		Or Units of Stock	Shares or Units of
		That Have Not	Stock That Have
Name	Grant Date	Vested (#) (1)	Not Vested ($) (2)

Blake M. Edwards, Jr.	03/31/2021	1,250	14,188
	02/18/2022	2,000	22,700

Jonathan L. Kruckow	03/31/2021	1,000	11,350
	02/18/2022	1,600	18,160

Beth R. Worrell	03/31/2021	1,000	11,350
	02/18/2022	1,600	18,160

(1)

Amounts are comprised of unvested restricted stock awards at December 31, 2022.  The restricted stock awards granted on March 31, 2021 vest 25% on December 31, 2021, 25% on December 15, 2022, 25% on December 15, 2023, and 25% on December 15, 2024.  The restricted stock awards granted on February 18, 2022 vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 31, 2026.

(2)	Amounts represent the fair market value of the restricted stock awards on December 31, 2022. The closing price of the Company’s common stock was $11.35 on that date.

Payments upon Termination of Employment or a Change of Control

Employment Agreement of Blake M. Edwards

On June 1, 2019, the Company entered into a new executive employment agreement with Blake M. Edwards, the Company’s current President and Chief Executive Officer.

The term of Mr. Edwards’s employment under Mr. Edwards’s employment agreement began on June 1, 2019 and continued for an initial term of three years. After the expiration of this initial term, Mr. Edwards’s employment agreement will automatically extend on June 1 of each year for successive one-year periods, unless either Mr. Edwards or the Company elects not to so extend. The employment agreement provides for an initial base salary of $285,000 per year. Mr. Edwards will be eligible to be considered for incentive compensation, if any, in an amount determined appropriate by the Company based on the recommendation of the Compensation Committee of the Company’s Board of Directors. He is also entitled to participate in the Company’s employee benefit plans and programs for which he is or will be eligible.

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

Change in Control Agreement with Jonathan L. Kruckow

On June 1, 2019, the Company entered into a change in control agreement with Jonathan L. Kruckow, the Company’s Executive Vice President and Regional President, Virginia.  On May 26, 2022 the Company amended the change in control agreement to extend the term of such agreement to December 31, 2023; provided that, on December 31, 2022, and on each December 31 thereafter, the agreement will automatically be extended for an additional calendar year such that the extended term is two years, unless either Mr. Kruckow or the Company elects not to so extend.

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

Change in Control Agreement with Beth R. Worrell

On June 1, 2019, the Company entered into a change in control agreement with Beth R. Worrell, the Company’s Executive Vice President and Chief Risk Officer.  On May 26, 2022 the Company amended the change in control agreement to extend the term of such agreement to December 31, 2023; provided that, on December 31, 2022, and on each December 31 thereafter, the agreement will automatically be extended for an additional calendar year such that the extended term is two years, unless either Ms. Worrell or the Company elects not to so extend.

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

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2022. On December 30, 2022, each nonemployee director received a stock award of 600 shares, except for the chairman, who received 1,500 stock awards. The stock awards immediately vested. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)	Stock Awards ($) (1)	Total ($)
Jacky K. Anderson	28,226	6,810	35,036
Dr. J. Howard Conduff, Jr.	25,726	6,810	32,536
Bryan L. Edwards	26,270	6,810	33,080
T. Mauyer Gallimore	27,371	6,810	34,181
A. Melissa Gentry	26,388	6,810	33,198
Thomas M. Jackson, Jr., Chairman	30,828	17,025	47,853
R. Devereux Jarratt	27,462	6,810	34,272
Theresa S. Lazo	26,708	6,810	33,518
W. David McNeill	26,271	6,810	33,081
James W. Shortt	29,098	6,810	35,908
Frank A. Stewart	25,562	6,810	32,372
John Michael Turman	25,985	6,810	32,795
J. David Vaughan	27,319	6,810	34,129
Total	353,214	98,745	451,959

(1)

The amounts reported reflect the aggregate grant date fair value of the stock awards for the fiscal year ended December 31, 2022 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. The grant date fair value for these stock awards of $11.35 per share was based on the closing sales price of the Company’s common stock on the grant date (December 30, 2022).

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

The following table sets forth information as of March 27, 2023 regarding the number of shares of the Company’s common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Common Stock	Unvested Stock Awards	Total		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	3,312	-	3,312	(2)	*
Dr. J. Howard Conduff, Jr.	132,980	-	132,980	(3)	2.37%
Bryan L. Edwards	2,608	-	2,608		*
T. Mauyer Gallimore	9,351	-	9,351	(4)	*
A. Melissa Gentry	5,700	-	5,700		*
Thomas M. Jackson, Jr., Chairman	14,120	-	14,120		*
R. Devereux Jarratt	38,151	-	38,151		*
Theresa S. Lazo	26,402	-	26,402	(5)	*
W. David McNeill	25,926	-	25,926		*
James W. Shortt	5,543	-	5,543	(6)	*
Frank A. Stewart	119,119	-	119,119	(7)	2.12%
John Michael Turman	14,479	-	14,479	(8)	*
J. David Vaughan	10,983	-	10,983	(9)	*
Blake M. Edwards, Jr.	3,656	3,250	6,906		*
Jonathan L. Kruckow	10	2,600	2,610		*
Beth R. Worrell	2,200	2,600	4,800	(10)	*
All of the Company’s directors, executive officers, and executive officers as a group (20 individuals)	447,924	18,850	466,774		8.32%

(1)	Based on 5,607,416 shares of the Company’s common stock outstanding as of March 27, 2023
(2)	Includes 2,112 shares held jointly with his children and his former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 3,076 shares owned jointly with his spouse.
(7)	Includes 114,340 shares owned jointly with his spouse.
(8)	Includes 13,279 held jointly with his spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Includes 800 shares held jointly with her spouse.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 27, 2023, unless otherwise noted, regarding the number of shares of the Company’s common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Fourthstone LLC 575 Maryville Centre Drive, Suite 110 St. Louis, MO 63141	311,753	(2)	5.56%

(1)	Based on 5,607,416 shares of the Company’s common stock outstanding as of March 27, 2023.
(2)

According to a Schedule 13G filed on February 14, 2023, Fourthstone LLC (“Fourthstone”), Fourthstone Master Opportunity Fund Ltd, Fourthstone QP Opportunity Fund LP, Fourthstone Small-Cap Financials Fund LP, Fourthstone GP LLC, the general partner of Fourthstone QP Opportunity Fund LP and Fourthstone Small-Cap Financials Fund LP, and L. Phillip Stone, IV, the managing member of Fourthstone and Fourthstone GP LLC reported shared voting power and shared dispositive power over 311,753 shares of the Company’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of the Company are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2022 totaled $10.0 million or 13.75% of the Company’s equity capital at that date.

There are no legal proceedings to which any director, officer, or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by the Board of Directors. The Board of Directors, however, does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction, and any other material information. The Company’s Audit Committee also has the responsibility to review significant conflicts of interest involving directors or executive officers.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2022 and 2021, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $130,000 for 2022 and $118,000 for 2021.

Audit Related Fees

There were no aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for 2022 and 2021.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $15,900 for 2022 and $11,850 for 2021.  During 2022 and 2021, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2022 or 2021.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of Skyline Bankshares, Inc. are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm

(Elliott Davis, PLLC, Charlotte, NC, U.S. PCAOB Auditor Firm I.D.: 149)

Consolidated Balance Sheets – As of December 31, 2022 and 2021

Consolidated Statements of Income – Years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income – Years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation of Skyline Bankshares, Inc. (attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 6, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Skyline Bankshares, Inc. (attached as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 6, 2023, and incorporated herein by reference).
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

10.3

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Blake M. Edwards (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2022, and incorporated herein by reference).

10.4

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Lori C. Vaught (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2022, and incorporated herein by reference).

10.5

Amended and Restated Change in Control Agreement, dated May 26, 2022 by and between the Company and Lorina C. Vaught (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2022 and incorporated herein by reference).

10.6

Employment Agreement, dated March 1, 2018 and effective upon the merger of Great State Bank into Skyline National Bank, by and between Parkway Acquisition Corp., Skyline National Bank and C. Greg Edwards (attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on April 13, 2018, and incorporated herein by reference).

10.7

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Jonathan L. Kruckow (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 6, 2022, and incorporated herein by reference).

10.8

Amended and Restated Change in Control Agreement, dated May 26, 2022 by and between the Company and Jonathan L. Kruckow (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2022 and incorporated herein by reference).

10.9

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Beth R. Worrell (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 6, 2022, and incorporated herein by reference).

10.10

Amended and Restated Change in Control Agreement, dated May 26, 2022 by and between the Company and Beth R. Worrell (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2022 and incorporated herein by reference).

10.11	Parkway Acquisition Corp. 2020 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on November 13, 2020 and incorporated herein by reference).
10.12	Form of Restricted Stock Award Agreement (attached as exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 24, 2021, and incorporated herein by reference).
21.1	Subsidiaries of the Company
23.1	Consent of Elliott Davis, PLLC.
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

SKYLINE BANKSHARES, INC.

Date: March 28, 2023	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 28, 2023.

Date: March 28, 2023	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2023	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 28, 2023	By:	/s/ James W. Shortt
James W. Shortt Vice Chairman

Date: March 28, 2023	By:	/s/ A. Melissa Gentry
A. Melissa Gentry Director

Date: March 28, 2023	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 28, 2023	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 28, 2023	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 28, 2023	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 28, 2023	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 28, 2023	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 28, 2023	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 28, 2023	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 28, 2023	By:	/s/ W. David McNeill
W. David McNeill Director

Date: March 28, 2023	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2022 and (ii) our proxy materials for our 2023 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.