Form 10-Q
period 2023-03-31
Skyline Bankshares, Inc.
filed 2023-05-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,607,416 shares of Common Stock, no par value per share, outstanding as of May 12, 2023.

Part I.  Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(dollars in thousands)	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$25,017	$19,299
Interest-bearing deposits with banks	14,653	10,802
Federal funds sold	2,378	960
Investment securities available for sale	136,678	135,151
Restricted equity securities	3,014	1,950
Loans, net of allowance for credit losses of $6,819 at March 31, 2023 and $6,248 at December 31, 2022	757,796	748,624
Cash value of life insurance	22,623	22,484
Other real estate owned	-	235
Properties and equipment, net	31,676	31,753
Accrued interest receivable	2,888	2,979
Core deposit intangible	1,181	1,286
Goodwill	3,257	3,257
Deferred tax assets, net	5,321	5,744
Other assets	12,592	13,210
	$1,019,074	$997,734

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$300,280	$310,510
Interest-bearing	605,175	609,817
Total deposits	905,455	920,327

Borrowings	25,000	-
Accrued interest payable	261	95
Other liabilities	12,049	4,376
	942,765	924,798
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,607,416 and 5,617,416 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Surplus	33,520	33,613
Retained earnings	63,067	62,229
Accumulated other comprehensive loss	(20,278)	(22,906)
	76,309	72,936
	$1,019,074	$997,734

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2023	2022
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$9,164	$7,876
Interest-bearing deposits in banks	88	36
Federal funds sold	10	-
Interest on taxable securities	747	507
Interest on nontaxable securities	49	49
Dividends	10	8
	10,068	8,476
Interest expense
Deposits	894	447
Interest on borrowings	169	45
	1,063	492
Net interest income	9,005	7,984

(Recovery of) provision for credit losses	(106)	137
Net interest income after (recovery of) provision for credit losses	9,111	7,847

Noninterest income
Service charges on deposit accounts	497	436
Other service charges and fees	823	683
Mortgage origination fees	84	166
Increase in cash value of life insurance	139	127
Life insurance income	-	217
Other income	21	7
	1,564	1,636
Noninterest expenses
Salaries and employee benefits	4,086	3,579
Occupancy and equipment	1,186	1,005
Data processing expense	491	506
FDIC Assessments	111	114
Advertising	135	145
Bank franchise tax	105	126
Director fees	61	61
Professional fees	221	168
Telephone expense	139	133
Core deposit intangible amortization	105	134
Other expense	695	564
	7,335	6,535
Net income before income taxes	3,340	2,948

Income tax expense	612	542
Net income	$2,728	$2,406

Net income per share	$0.49	$0.43
Weighted average shares outstanding	5,597,233	5,595,341
Dividends declared per share	$0.21	$0.15

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)

Net Income	$2,728	$2,406

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	3,326	(9,352)
Tax related to unrealized (gains) losses	(698)	1,964

Total other comprehensive income (loss)	2,628	(7,388)
Total comprehensive income (loss)	$5,356	$(4,982)

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2023 and 2022 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	2,406	-	2,406
Other comprehensive loss	-	-	-	-	(7,388)	(7,388)
Dividends paid ($0.15 per share)	-	-	-	(843)	-	(843)
Restricted stock issued	14,500	-	-	-	-	-
Share-based compensation	-	-	15	-	-	15

Balance, March 31, 2022	5,620,716	$-	$33,603	$55,308	$(9,527)	$79,384

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	2,728	-	2,728
Other comprehensive income	-	-	-	-	2,628	2,628
Dividends paid ($0.21 per share)	-	-	-	(1,180)	-	(1,180)
Share-based compensation	-	-	20	-	-	20
Common stock repurchased	(10,000)	-	(113)	-	-	(113)

Balance, March 31, 2023	5,607,416	$-	$33,520	$63,067	$(20,278)	$76,309

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,728	$2,406
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	466	398
Amortization of core deposit intangible	105	134
Accretion of loan discount and deposit premium, net	(32)	(170)
(Recovery of) provision for credit losses	(106)	137
Deferred income taxes	(80)	224
Accretion of discount on securities, net of amortization of premiums	33	81
Deferred compensation	38	41
Share-based compensation	20	15
Loss on sale of other real estate owned	6	-
Life insurance income	-	(217)
Changes in assets and liabilities:
Cash value of life insurance	(139)	(127)
Accrued interest receivable	91	(78)
Other assets	583	(1,475)
Accrued interest payable	166	26
Other liabilities	7,430	(560)
Net cash provided by operating activities	11,309	835

Cash flows from investing activities
Activity in available for sale securities:
Purchases	-	(33,010)
Maturities/calls/paydowns	1,766	3,857
(Purchases) redemption of restricted equity securities	(1,064)	21
Net increase in loans	(9,703)	(13,920)
Purchases of life insurance contracts	-	(3,500)
Proceeds from life insurance contracts	-	496
Proceeds from sale of other real estate owned	229	-
Purchases of property and equipment	(389)	(1,989)
Net cash used in investing activities	(9,161)	(48,045)

Cash flows from financing activities
Net (decrease) increase in deposits	(14,868)	22,924
FHLB advances	25,000	-
Prepayment of FHLB advances	-	(5,000)
Common stock repurchased	(113)	-
Dividends paid	(1,180)	(843)
Net cash provided by financing activities	8,839	17,081
Net increase (decrease) in cash and cash equivalents	10,987	(30,129)

Cash and cash equivalents, beginning	31,061	115,646
Cash and cash equivalents, ending	$42,048	$85,517

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$897	$466
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$2,628	$(7,388)
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Cumulative effect of adoption of credit losses standard, net of tax	$(710)	$-

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Skyline Bankshares, Inc. (formerly Parkway Acquisition Corp.) (the “Company”) is a bank holding company headquartered in Floyd, Virginia.  The Company offers a wide range of retail and commercial banking services through its wholly-owned bank subsidiary, Skyline National Bank (the “Bank”).  On January 1, 2023, the Company changed its name from Parkway Acquisition Corp. to Skyline Bankshares, Inc. to align its brand across the entire organization.

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”). On November 6, 2015, Grayson, Cardinal and the Company entered into an agreement pursuant to which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”).  The merger agreement established exchange ratios under which each share of Grayson common stock was converted to the right to receive 1.76 shares of common stock of the Company, while each share of Cardinal common stock was converted to the right to receive 1.30 shares of common stock of the Company.  The exchange ratios resulted in Grayson shareholders receiving approximately 60% of the newly issued shares of the Company and Cardinal shareholders receiving approximately 40% of the newly issued shares of the Company.  The Cardinal merger was completed on July 1, 2016. Grayson was considered the acquiror and Cardinal was considered the acquiree in the transaction for accounting purposes.  Upon completion of the Cardinal merger, the Bank of Floyd (“Floyd”), a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

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

The consolidated financial statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Critical Accounting Policies

Management believes the policies with respect to the methodology for the determination of the allowance for credit losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated. No allowance for credit losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding future credit losses. The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for credit and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Skyline Bankshares, Inc. and Subsidiary

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.  The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $592 thousand, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $313 thousand, which is recorded within Other Liabilities.  The Company recorded a net decrease to retained earnings of $710 thousand as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded.  Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed necessary.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, or portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $611 thousand at March 31, 2023 and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.3 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Purchased Credit Deteriorated (“PCD”) Loans

Upon adoption of ASC 326, loans that were designated as Purchased Credit Impaired loans under the previous accounting guidance were classified as PCD loans without reassessment.

In future acquisitions, the Company may purchase loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid. An initial allowance for credit loss is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial allowance for credit loss determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit loss becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the allowance for credit loss recorded through provision expense.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist.  The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Lifetime of Probability of Default / Loss Given Default (“Lifetime PD/LGD”) methodology because of the historical loss information the Company has on its loan portfolio, which is less subjective in nature, than the other methodologies available.  In addition, this methodology is less reliant on qualitative factors versus the other methodologies and the previously used incurred loss model.

●

Construction and development loans include both commercial and consumer. Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer. Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction. Residential construction loans to individuals generally provide for the payment of interest only during the construction phase. Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.

●

Farmland loans are loans secured by farmland and improvements thereon, as evidenced by mortgages or other liens.  Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production.  Farmland includes grazing or pasture land, whether tillable or not and whether wooded or not.  Primary source of repayment for these loans is the income of the borrower.  The condition of the local economy is an important indicator of risk for this segment.  The state of the real estate market, in regards to farmland, can also have a significant impact on this segment because low demand and/or declining values can limit the ability of borrowers to sell a property and satisfy the debt.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses – Loans, continued

●

Residential loans are loans secured by first and second liens such as home equity loans, home equity lines of credit, 1-4 family residential mortgages, including purchased money mortgages, as well as multifamily units.  The primary source of repayment for these loans is the income of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

●

Commercial mortgage loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties, for various purposes such as hotels, retail facilities, and office space.  Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business.

●

Commercial & agricultural loans are made to operating companies, manufacturers, or farmers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the borrower is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

●

Consumer and other loans are made to individuals and may be either secured by assets other than 1-4 family residences or unsecured. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values. Also included in this category is loans made to local and state municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment. These loans may be secured by general obligations from the municipal authority or revenues generated by infrastructure and equipment financed by the Company. The primary repayment source for these loans include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority. The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements.  The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees.  The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Small Business Administration Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration Paycheck Protection Program (“SBA-PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA.  On December 27, 2020 the Consolidated Appropriations Act (“CAA”), 2021 was signed into law.  The CAA provided several amendments to the SBA-PPP, including additional funding for first and second draws of SBA-PPP loans up to May 31, 2021.  The Company is a participant in the SBA-PPP.  See Note 3 Loans Receivable for more information.

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

SBA-PPP loan balances are included as a part of the commercial & agricultural loans line item in the loan disclosures found in Notes 3 and 4 to the consolidated financial statements.  Gross SBA-PPP loans totaling $68 thousand with net deferred fees of $7 thousand remained on the balance sheet as of March 31, 2023.  Gross SBA-PPP loans totaling $79 thousand with net deferred fees of $8 thousand remained on the balance sheet at December 31, 2022.  These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans as an adjustment to yield using the straight-line method.  Loan forgiveness payments will be treated as prepayments and recognized as they occur.

The allowance for credit losses for SBA-PPP loans originated during 2021 and 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for credit losses.

Skyline Bankshares, Inc. and Subsidiary

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

As of March 31, 2023, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 9 to the consolidated financial statements.

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

Pension Plan

Prior to the Cardinal merger, both the Bank and Floyd had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees.  The benefits in each plan are primarily based on years of service and earnings.  Both the Bank’s and Floyd’s plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. The Bank’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation.  Floyd’s plan is a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

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

Skyline Bankshares, Inc. and Subsidiary

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the three months ended March 31, 2023 and 2022 amounted to $497 thousand and $436 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the three months ended March 31, 2023 and 2022 amounted to $84 thousand and $166 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the three months ended March 31, 2023 and 2022 amounted to $697 thousand and $570 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the three months ended March 31, 2023 and 2022 the Company received $17 thousand and $13 thousand, respectively in income from these services.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2023 and 2022 amounted to $135 thousand and $145 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the three months ended March 31, 2023 and 2022, there were no dilutive instruments.

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

	Unrealized Gains
	And (Losses)
	On Available for	Defined Benefit
(dollars in thousands)	Sale Securities	Pension Items	Total
Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before reclassifications	(7,388)	-	(7,388)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2022	$(8,865)	$(662)	$(9,527)

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before reclassifications	2,628	-	2,628
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2023	$(18,314)	$(1,964)	$(20,278)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 11. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current presentation. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Skyline Bankshares, Inc. and Subsidiary

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2023 and December 31, 2022 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of March 31, 2023.

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2023
Available for sale:
U.S. Treasury securities	$4,984	$-	$(111)	$4,873
U.S. Government agencies	25,060	-	(3,746)	21,314
Mortgage-backed securities	76,938	-	(10,167)	66,771
Corporate securities	1,500	-	(48)	1,452
State and municipal securities	51,379	21	(9,132)	42,268
	$159,861	$21	$(23,204)	$136,678
December 31, 2022
Available for sale:
U.S. Treasury securities	$4,980	$-	$(146)	$4,834
U.S. Government agencies	25,025	-	(4,179)	20,846
Mortgage-backed securities	78,755	-	(11,485)	67,270
Corporate securities	1,500	-	-	1,500
State and municipal securities	51,400	16	(10,715)	40,701
	$161,660	$16	$(26,525)	$135,151

Restricted equity securities totaled $3.0 million at March 31, 2023 and $2.0 million at December 31, 2022.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System.  The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded at March 31, 2023 and was not required at December 31, 2022. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available for sale:
U.S. Treasury securities	$4,873	$(111)	$-	$-	4,873	$(111)
U.S. Government agencies	4,546	(138)	16,768	(3,608)	21,314	(3,746)
Mortgage-backed securities	13,894	(1,064)	52,871	(9,103)	66,765	(10,167)
Corporate securities	1,452	(48)	-	-	1,452	(48)
State and municipal securities	5,734	(237)	35,553	(8,895)	41,287	(9,132)
Total securities available for sale	$30,499	$(1,598)	$105,192	$(21,606)	$135,691	$(23,204)

December 31, 2022
Available for sale:
U.S. Treasury securities	$4,834	$(146)	$-	$-	$4,834	$(146)
U.S. Government agencies	8,563	(1,227)	12,282	(2,952)	20,845	(4,179)
Mortgage-backed securities	27,796	(2,756)	39,467	(8,729)	67,263	(11,485)
State and municipal securities	15,234	(2,633)	24,492	(8,082)	39,726	(10,715)
Total securities available for sale	$56,427	$(6,762)	$76,241	$(19,763)	$132,668	$(26,525)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At March 31, 2023, 81 investment securities with unrealized losses had depreciated 14.60 percent from their total amortized cost basis.  Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors.  In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security.  If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.  At March 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the three-month periods ended March 31, 2023 and 2022, respectively. There were no called securities for the three-month period ended March 31, 2023. Gross proceeds from called securities totaled $720 thousand for the three-month period ended March 31, 2022. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. There were no realized gains and losses for the three-month periods ended March 31, 2023 and 2022.

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

The scheduled maturities of securities available for sale at March 31, 2023, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	13,517	13,082
Due after five years through ten years	74,959	64,868
Due after ten years	71,385	58,728
	$159,861	$136,678

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $33.1 million and $33.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Construction & development	$50,956	$49,728
Farmland	23,487	23,688
Residential	365,832	358,526
Commercial mortgage	260,553	263,664
Commercial & agricultural	42,166	39,505
Consumer & other	21,621	19,761
Total loans	764,615	754,872
Allowance for credit losses	(6,819)	(6,248)
Loans, net of allowance for credit losses	$757,796	$748,624

Included in total loans above are deferred loan fees of $1.1 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively. Deferred loan costs were $4.2 million and $4.1 million, at March 31, 2023 and December 31, 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to schedule maturities and unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans.  Accrued interest receivable related to loans totaled $2.3 million at March 31, 2023 and $2.3 million at December 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Note 4. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of
ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(34)	(34)
Recoveries	1	29	-	8	1	7	46
Provision	15	(26)	10	(67)	11	24	(33)
Balance, March 31, 2023	$950	$154	$3,109	$2,019	$408	$179	$6,819

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Allowance for Credit Losses – Loans, continued

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology.  The following tables are disclosures related to the allowance for loan losses in prior periods.

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2022 and March 31, 2022:

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2022
Allowance for loan losses:
Beginning Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	(14)	(114)	(128)
Recoveries	3	-	12	8	30	40	93
Provision	39	(56)	287	281	(25)	80	606
Ending Balance	$526	$259	$2,820	$2,197	$312	$134	$6,248

Ending balance: individually evaluated for impairment	$4	$-	$-	$-	$-	$-	$4
Ending balance: collectively evaluated for impairment	$522	$259	$2,820	$2,197	$312	$134	$6,244

Loans outstanding:
Ending Balance	$49,728	$23,688	$358,526	$263,664	$39,434	$19,761	$754,801
Ending balance: individually evaluated for impairment	$313	$-	$-	$382	$-	$-	$695
Ending balance: collectively evaluated for impairment	$49,415	$23,688	$358,410	$263,194	$39,434	$19,761	$753,902
Ending balance: purchased credit impaired loans	$-	$-	$116	$88	$-	$-	$204
For the Three Months Ended March 31, 2022
Allowance for loan losses:
Balance, December 31, 2021	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	-	(25)	(25)
Recoveries	1	-	-	-	1	6	8
Provision	47	(28)	52	51	(1)	16	137
Balance, March 31, 2022	$532	$287	$2,573	$1,959	$321	$125	$5,797

March 31, 2022
Allowance for loan losses:
Ending Balance	$532	$287	$2,573	$1,959	$321	$125	$5,797
Ending balance: individually evaluated for impairment	$3	$7	$-	$-	$-	$-	$10
Ending balance: collectively evaluated for impairment	$529	$280	$2,573	$1,959	$321	$125	$5,787
Ending balance: purchased credit impaired loans	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Ending Balance	$47,602	$23,690	$316,590	$233,907	$38,859	$24,214	$684,862
Ending balance: individually evaluated for impairment	$702	$262	$-	$403	$-	$-	$1,367
Ending balance: collectively evaluated for impairment	$46,900	$23,428	$316,460	$233,406	$38,813	$24,214	$683,221
Ending balance: purchased credit impaired loans	$-	$-	$130	$98	$46	$-	$274

As of December 31, 2022 and March 31, 2022, the Bank had no unallocated reserves included in the allowance for loan losses.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of March 31, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. Loans that are currently performing and are of high quality are given a loan rating of “Pass”.

Loans are graded at origination and will be considered for potential downgrades as the borrower experiences financial difficulties.  Loan officers meet periodically to discuss their past due credits and loan downgrades could occur at that time.  Commercial loans of over $1.0 million are reviewed on an annual basis, and that review could result in downgrades or in some cases, upgrades.  In addition, the Company engages a third-party loan review each quarter.  The results of these loan reviews could result in upgrades or downgrades.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2023 and December 31, 2022:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
March 31, 2023
Real Estate Secured:
Construction & development	$50,623	$-	$-	$333	$50,956
Farmland	20,996	809	757	925	23,487
Residential	364,045	940	28	819	365,832
Commercial mortgage	256,446	2,118	152	1,837	260,553
Non-Real Estate Secured:
Commercial & agricultural	41,903	12	46	205	42,166
Consumer & other	21,621	-	-	-	21,621
Total	$755,634	$3,879	$983	$4,119	$764,615

December 31, 2022
Real Estate Secured:
Construction & development	$49,384	$-	$-	$344	$49,728
Farmland	21,156	814	468	1,250	23,688
Residential	356,327	947	499	753	358,526
Commercial mortgage	259,529	2,130	153	1,852	263,664
Non-Real Estate Secured:
Commercial & agricultural	39,410	13	-	82	39,505
Consumer & other	19,761	-	-	-	19,761
Total	$745,567	$3,904	$1,120	$4,281	$754,872

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023:

								Revolving
								Loans
	Term Loans by Year of Origination							Converted
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	To Term	Total

Construction & development
Pass	$2,086	$15,077	$15,446	$1,963	$2,702	$6,702	$6,647	$-	$50,623
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	30	-	-	303	-	-	333
Total construction & development	$2,086	$15,077	$15,476	$1,963	$2,702	$7,005	$6,647	$-	$50,956

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$1,843	$2,559	$1,842	$2,894	$1,435	$9,410	$1,013	$-	$20,996
Watch	-	-	-	-	-	809	-	-	809
Special Mention	-	-	-	-	-	657	100	-	757
Substandard	-	-	-	-	-	911	14	-	925
Total farmland	$1,843	$2,559	$1,842	$2,894	$1,435	$11,787	$1,127	$-	$23,487

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$11,246	$96,493	$60,457	$50,384	$19,395	$71,618	$54,452	$-	$364,045
Watch	-	-	-	229	-	711	-	-	940
Special Mention	-	-	-	-	-	28	-	-	28
Substandard	-	-	-	-	-	819	-	-	819
Total residential	$11,246	$96,493	$60,457	$50,613	$19,395	$73,176	$54,452	$-	$365,832

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$5,471	$56,461	$52,027	$49,848	$24,350	$66,632	$1,657	$-	$256,446
Watch	-	-	-	2,118	-	-	-	-	2,118
Special Mention	-	-	-	-	-	152	-	-	152
Substandard	-	-	86	-	-	1,393	358	-	1,837
Total residential	$5,471	$56,461	$52,113	$51,966	$24,350	$68,177	$2,015	$-	$260,553

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$3,540	$8,658	$15,300	$2,460	$982	$2,347	$8,581	$35	$41,903
Watch	-	-	-	12	-	-	-	-	12
Special Mention	-	-	-	-	45	1	-	-	46
Substandard	-	6	-	-	32	167	-	-	205
Total commercial & agricultural	$3,540	$8,664	$15,300	$2,472	$1,059	$2,515	$8,581	$35	$42,166

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$6,574	$4,313	$4,793	$458	$977	$3,642	$864	$-	$21,621
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total consumer & other	$6,574	$4,313	$4,793	$458	$977	$3,642	$864	$-	$21,621

Current period gross write-offs	$-	$20	$4	$1	$2	$7	$-	$-	$34

Total loans
Pass	$30,760	$183,561	$149,865	$108,007	$49,841	$160,351	$73,214	$35	$755,634
Watch	-	-	-	2,359	-	1,520	-	-	3,879
Special Mention	-	-	-	-	45	838	100	-	983
Substandard	-	6	116	-	32	3,593	372	-	4,119
Total loans	$30,760	$183,567	$149,981	$110,366	$49,918	$166,302	$73,686	$35	$764,615

Total Current period gross write-offs	$-	$20	$4	$1	$2	$7	$-	$-	$34

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans

Construction & development	$303	$30	$333	$344
Farmland	-	89	89	94
Residential	-	635	635	565
Commercial mortgage	370	238	608	622
Commercial & agricultural	-	8	8	9
Consumer & other	-	-	-	-
Total	$673	$1,000	$1,673	$1,634

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three months ended March 31, 2023:

(dollars in thousands)	For the Three Months Ended March 31, 2023

Construction & development	$-
Farmland	-
Residential	16
Commercial mortgage	-
Commercial & agricultural	-
SBA-PPP	-
Consumer & other	-
Total Loans	$16

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of March 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

March 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$333	$50,623	$50,956
Farmland	262	-	-	89	23,136	23,487
Residential	213	50	-	635	364,934	365,832
Commercial mortgage	31	-	-	608	259,914	260,553
Non-Real Estate Secured:
Commercial & agricultural	-	17	-	8	42,141	42,166
Consumer & other	14	-	-	-	21,607	21,621
Total	$520	$67	$-	$1,673	$762,355	$764,615

The following table presents an aging analysis of past due loans by category as December 31, 2022:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Nonaccrual Loans

December 31, 2022 (1)
Real Estate Secured:
Construction & development	$-	$30	$313	$343	$49,385	$49,728	$-	$344
Farmland	4	-	-	4	23,684	23,688	-	94
Residential	94	315	240	649	357,877	358,526	-	565
Commercial mortgage	44	86	46	176	263,488	263,664	-	622
Non-Real Estate Secured:
Commercial & agricultural	-	-	9	9	39,496	39,505	-	9
Consumer & other	5	-	-	5	19,756	19,761	-	-
Total	$147	$431	$608	$1,186	$753,686	$754,872	$-	$1,634

(1) Nonaccrual loans are included in the applicable past due column based on number of days past due as of December 31, 2022.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Collateral Dependent Loans

Loan relationships graded “Substandard” with a loan balance of more than $250,000 are individually evaluated. The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

●

Construction and development loans include both commercial and consumer loans.  Commercial loans are typically secured by first liens on raw land acquired for the construction of owner occupied commercial real estate or non-owner occupied commercial real estate.  Consumer loans are typically secured by a first lien on raw land acquired for the construction of residential homes for which a binding sales contract exists.

●

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of March 31, 2023:

(dollars in thousands)	March 31, 2023

Construction & development	$-
Farmland	-
Residential	-
Commercial mortgage	370
Commercial & agricultural	-
Consumer & other	-
Total Loans	$370

Purchased Credit Deteriorated

There were no purchased credit deteriorated loans acquired during the three months ended March 31, 2023 and during the year ended December 31, 2022.

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  There was no accretable yield on purchased credit impaired loans for the period presented.  The carrying amount of those loans at March 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Residential	$112	$116
Commercial mortgage	84	88
Outstanding balance	$196	$204

Carrying amount	$196	$204

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Impaired Loans

Prior to the adoption of ASU 2016-13, a loan was considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Smaller balance homogenous loans may be collectively evaluated for impairment. Non-homogenous impaired loans are either measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent, or measured based on the present value of expected future cash flows if not collateral dependent. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

As of December 31, 2022, the recorded investment in impaired loans totaled $3.0 million. The total amount of collateral-dependent impaired loans at December 31, 2022 was $695 thousand. As of December 31, 2022, $584 thousand of the recorded investment in impaired loans did not have a related allowance. The Bank had $3.0 million in troubled debt restructured loans included in impaired loans at December 31, 2022.

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

Management collectively evaluated performing TDRs with a loan balance of $250,000 or less for impairment.  As of December 31, 2022, $2.3 million of TDRs included in the following table were evaluated collectively for impairment and were deemed to have $115 thousand of related allowance.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of December 31, 2022:

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

1     Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the three months ended March 31, 2022:

	For the Three Months Ended
	March 31, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized

Construction & development	$1,245	$10
Farmland	383	6
Residential	2,287	32
Commercial mortgage	70	1
Commercial & agricultural	31	-
Consumer & other	-	-
Total	$4,016	$49

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition.  The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company uses a lifetime of probability of default/loss given default model to determine the allowance for credit losses.  An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the real estate loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

The following table shows the amortized cost basis as of March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Combination – Term Extension & Interest Rate Reduction
	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Construction & development	$-	-%
Farmland	-	-%
Residential	9	0.00%	Reduced interest rate from 8.75% to 5.75%. Added 3.86 years to the life of the loan, which resulted in reduced payment.
Commercial mortgage	-	-%
Commercial & agricultural	-	-%
Consumer & other	-	-%
Total	$9

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were no loans that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2023:

Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	38	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Total	$38	$-	$-

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

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2022:

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Unfunded Commitments

The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheets. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for unfunded commitments	(73)
Balance, March 31, 2023	$286

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Deposits

The following table presents the composition of deposits at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$135,566	$144,540
Money market	78,590	87,012
Savings	181,286	194,723
Time deposits	209,733	183,542
Total interest-bearing deposits	605,175	609,817
Noninterest-bearing deposits	300,280	310,510
Total deposits	$905,455	$920,327

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2023 and December 31, 2022 was $63.2 million, and $49.5 million, respectively.  Estimated uninsured deposits totaled $261.9 million and $295.0 million at March 31, 2023 and December 31, 2022, respectively.  Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits.

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Interest cost	$36	$36
Expected return on plan assets	(120)	(185)
Recognized net actuarial loss	49	-
Net periodic benefit cost	$(35)	$(149)

It has been Company practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2022 and there is no required contribution for 2023. Based on this we do not anticipate making a contribution to the plan in 2023.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the three-month period ended March 31, 2023 and for the year ended December 31, 2022 is as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022

Balance at beginning of year, net of accumulated amortization	$1,286	$1,764
Amortization expense	(105)	(478)
Net book value	$1,181	$1,286

Aggregate amortization expense was $105 thousand and $134 thousand for the three-month periods ended March 31, 2023 and 2022, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Nine months ending December 31, 2023	$264
For the year ending December 31, 2024	262
For the year ending December 31, 2025	154
For the year ending December 31, 2026	97
For the year ending December 31, 2027	81
Thereafter	323
Total	$1,181

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed an operating lease during 2022 and recognized a right-of-use asset and lease liability on the renewal.

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

	March 31,	December 31,
(dollars in thousands)	2023	2022

Lease liabilities	$704	$739
Right-of-use assets	$704	$739
Weighted average remaining lease term (years)	5.39	5.59
Weighted average discount rate	2.77%	2.75%

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Lease Expense
Operating lease expense	$41	$38
Short-term lease expense	1	5
Total lease expense	$42	$43

Cash paid for amounts included in lease liabilities	$41	$38

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Nine months ending December 31, 2023	$113
Twelve months ending December 31, 2024	139
Twelve months ending December 31, 2025	143
Twelve months ending December 31, 2026	143
Twelve months ending December 31, 2027	107
Thereafter	114
Total undiscounted cash flows	$759
Less discount	(55)
Lease liabilities	$704

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Share-Based Compensation

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

No award may be granted under the plan after March 16, 2030 and any Awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of March 31, 2023, 46,400 shares have been issued under the Equity Plan, leaving 253,600 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the three months ended March 31, 2023 and 2022, $20 thousand and $15 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of March 31, 2023, the unrecognized compensation expense related to unvested restricted stock awards was $211 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.03 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30
Granted	14,500	13.00
Vested	(6,525)	12.13	$80
Forfeited	-	-
Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	-	-	$-
Forfeited	-	-
Unvested as of March 31, 2023	18,850	$12.38

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022

Commitments to extend credit	$152,923	$163,250
Standby letters of credit	1,663	833
	$154,586	$164,083

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of March 31, 2023 and December 31, 2022, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2023

Financial Instruments – Assets
Net Loans	$757,796	$733,326	$-	$-	$733,326

Financial Instruments – Liabilities
Time Deposits	209,733	208,025	-	208,025	-
FHLB Advances	25,000	24,999	-	24,999	-

December 31, 2022

Financial Instruments – Assets
Net Loans	$748,624	$702,549	$-	$-	$702,549

Financial Instruments – Liabilities
Time Deposits	183,542	181,525	-	181,525	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

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

Individually Evaluated Loans

Individually evaluated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans individually evaluated are classified as Level 3 in the fair value hierarchy.

Fair value for individually evaluated loans is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of March 31, 2023 and December 31, 2022.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2.  When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3.  There was a former bank premise valued at $235 thousand in other real estate owned at December 31, 2022 and there was no other real estate owned held as of March 31, 2023.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2023
Investment securities available for sale
U.S. Treasury securities	$4,873	$-	$4,873	$-
U.S. Government agencies	21,314	-	21,314	-
Mortgage-backed securities	66,771	-	66,771	-
Corporate securities	1,452	-	1,452	-
State and municipal securities	42,268	-	42,268	-
Total assets at fair value	$136,678	$-	$136,678	$-

December 31, 2022
Investment securities available for sale
U.S. Treasury securities	$4,834	$-	$4,834	$-
U.S. Government agencies	20,846	-	20,846	-
Mortgage-backed securities	67,270	-	67,270	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	40,701	-	40,701	-
Total assets at fair value	$135,151	$-	$135,151	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. There were no transfers between levels during the three-month period ended March 31, 2023 and the year ended December 31, 2022.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2023
Individually evaluated loans	$673	$-	$-	$673
Other real estate owned	-	-	-	-
Total assets at fair value	$673	$-	$-	$673

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Individually evaluated loans	$695	$-	$-	$695
Other real estate owned	235	-	-	235
Total assets at fair value	$930	$-	$-	$930

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$673	$695	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$235	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Note 12. Short-Term Borrowings

At March 31, 2023, the Bank had a $25.0 million FHLB advance outstanding at a rate of 4.93% and was classified as short-term. The Bank had no borrowings outstanding classified as short-term at December 31, 2022.

At March 31, 2023, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $224.4 million from the FHLB, subject to the pledging of collateral.

Note 13. Long-Term Borrowings

At March 31, 2023 and December 31, 2022, the Bank had no borrowings outstanding classified as long-term.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 14. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2023 and December 31, 2022, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to risk weighted assets)	$98,798	12.60%	$62,733	8.00%	$78,416	10.00%
Tier 1 Capital (to risk weighted assets)	$91,693	11.69%	$47,050	6.00%	$62,733	8.00%
Common Equity Tier 1 (to risk weighted assets)	$91,693	11.69%	$35,287	4.50%	$50,970	6.50%
Tier 1 Capital (to average total assets)	$91,693	8.99%	$40,801	4.00%	$51,001	5.00%

December 31, 2022
Total Capital (to risk weighted assets)	$97,172	12.42%	$62,592	8.00%	$78,240	10.00%
Tier 1 Capital (to risk weighted assets)	$90,878	11.62%	$46,944	6.00%	$62,592	8.00%
Common Equity Tier 1 (to risk weighted assets)	$90,878	11.62%	$35,208	4.50%	$50,856	6.50%
Tier 1 Capital (to average total assets)	$90,878	8.79%	$41,342	4.00%	$51,677	5.00%

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

The CBLR framework was available for banks to use in their March 31, 2023, Call Report. At this time the Bank has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 15. Subsequent Events

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

The Company has disclosed deposit compositions in Note 5.  In relation to current economic conditions, management has monitored deposit concentrations through the date the financial statements were issued noting no significant changes to compositions.  In addition, there has been no significant deposit deterioration through the date the financial statements were issued.

The Company has disclosed its investment portfolio position in Note 2.  There has been no significant deterioration in the investment portfolio through the date the consolidated financial statements were issued.

Management has reviewed the events occurring through the date the consolidated financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for credit losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Executive Summary

●	Net income was $2.7 million, or $0.49 per share, for the first quarter of 2023, compared to $2.4 million, or $0.43 per share, for the first quarter of 2022.
●	Net interest margin (“NIM”) was 3.89% for the first quarter of 2023, compared to 3.53% in the first quarter of 2022.
●	Total assets increased $21.4 million, or 2.14%, to $1.02 billion at March 31, 2023 from $997.7 million at December 31, 2022.
●	Net loans were $757.8 million at March 31, 2023, an increase of $9.2 million, or 1.23%, when compared to $748.6 million at December 31, 2022.
●	Total deposits were $905.5 million at March 31, 2023, a decrease of $14.8 million, or 1.62%, from $920.3 million at December 31, 2022.
●

Annualized return on average assets increased to 1.10% for the quarter ended March 31, 2023, from 0.98% for the quarter ended March 31, 2022. Annualized return on average equity increased to 14.78% for the quarter ended March 31, 2023, from 11.75% for the quarter ended March 31, 2022.

Results of Operations

Results of Operations for the Three Months ended March 31, 2023 and 2022

Net interest income after provision for credit losses in the first quarter of 2023 was $9.1 million, compared to $7.8 million in the first quarter of 2022.  Total interest income was $10.1 million in the first quarter of 2023, representing an increase of $1.6 million in comparison to the $8.5 million in the first quarter of 2022.  Interest income on loans increased in the quarterly comparison by $1.3 million, primarily due to organic loan growth of $81.0 million from March 31, 2022 to March 31, 2023, and increases in interest rates during that time period.  Management anticipates that this loan growth, in addition to higher rates in the current year, will continue to have a positive impact on both earning assets and loan yields.  Interest income on securities increased by $240 thousand in the quarterly comparison, as a result of average investment securities increasing from $141.6 million at March 31, 2022 to $163.4 million at March 31, 2023 as a result of investment purchases during 2022.  Interest expense on deposits increased by $447 thousand in the quarterly comparison, as a result of rate increases on deposit offerings, especially on time deposits due to competition for deposits.  Management anticipates that interest expense on deposits will continue to increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits.  Interest on borrowings increased by $124 thousand, due to short-term FHLB advances during the quarter as a result of the decline in deposits of $14.8 million and loan growth of $9.7 million that occurred during the first quarter of 2023.

Total noninterest income was comparable at $1.6 million in the first quarters of 2023 and 2022, respectively.  Excluding $217 thousand in nonrecurring income from life insurance contracts in the first quarter of 2022, noninterest income would have increased by $145 thousand in the quarterly comparison.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended March 31, 2023 and 2022, continued

Noninterest expense in the first quarter of 2023 was $7.3 million compared with $6.5 million in the first quarter of 2022, an increase of $800 thousand, or 12.24%. There was a $507 thousand increase in salary and benefit costs due to personnel additions and routine salary adjustments, as well as increased benefit costs. A reduction in capitalized loan origination cost due to lower loan volume in the first quarter of 2023 compared to the first quarter of 2022, also contributed to the increased cost. Occupancy and equipment expenses increased $181 thousand in the quarterly comparisons primarily due to branch expansion and branch relocation costs.

Income tax expense increased by $70 thousand in the quarter-to-quarter comparison, primarily due to an increase in net income before taxes of $392 thousand in the quarterly comparison.

Financial Condition

Total assets increased in the first quarter of 2023 by $21.4 million, or 2.14%, to $1.02 billion at March 31, 2023 from $997.7 million at December 31, 2022. The increase in total assets during the quarter can be primarily attributed to the loan growth of $9.7 million during the quarter in addition to the $25.0 million FHLB advance obtained to offset the $14.8 million decrease in deposits.

Total loans increased during the first quarter by $9.7 million, or 1.29%, to $764.6 million at March 31, 2023 from $754.9 million at December 31, 2022. Core loan growth during the first quarter was at an annualized rate of 5.36%.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.22% at March 31, 2023 and December 31, 2022. The allowance for credit losses was approximately 0.89% of total loans as of March 31, 2023 compared to 0.83% at December 31, 2022. The primary reason for the increase in the allowance for credit losses was due to the adoption of the current expected credit losses (“CECL”) model effective January 1, 2023. As a result of the adoption of the CECL model there was an increase to the allowance for credit losses of $592 thousand on January 1, 2023. During the first quarter of 2023, the former full service branch facility that was transferred to other real estate owned at a value of $235 thousand during the fourth quarter of 2022, was sold. There was no other real estate owned as of March 31, 2023.

Investment securities increased by $1.5 million during the first quarter to $136.7 million at March 31, 2023 from $135.2 million at December 31, 2022. The increase in the first quarter of 2023 was the result of a $3.3 million decrease in unrealized losses on investment securities, partially offset by $1.8 million in paydowns.

Total deposits decreased in the first quarter of 2023 by $14.8 million, or 1.62%, to $905.5 million at March 31, 2023 from $920.3 million at December 31, 2022. Noninterest bearing deposits decreased by $10.2 million and interest bearing deposits decreased by $4.6 million largely due to seasonal fluctuations in municipal deposits, as well as increased competition for deposits. Lower cost interest bearing deposits decreased by $30.8 million during the quarter, which was offset by a $26.2 million increase in time deposits as customers continue to look for higher returns on their deposits.

Stockholders’ equity increased by $3.4 million, or 4.62%, to $76.3 million at March 31, 2023 from $72.9 million three months earlier. The change during the quarter was due to earnings of $2.7 million, $2.6 million in other comprehensive gains during the quarter, dividend payments of $1.2 million, and a cumulative effect adjustment of $710 thousand out of retained earnings due to the January 1, 2023 adoption of the CECL model, previously discussed above. Book value increased from $12.98 per share at December 31, 2022 to $13.61 per share at March 31, 2023.

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022

Allowance for credit losses	$6,819	$6,248
Total loans	$764,615	$754,872
Allowance for credit losses to total loans	0.89%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,673	$1,634
Restructured loans	2,291	2,330
Purchased credit deteriorated loans on accrual status	85	89
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,049	4,053
Other real estate owned	-	235
Total nonperforming assets	$4,049	$4,288

Total nonperforming loans as a percentage to total loans	0.53%	0.54%
Total allowance for credit losses to nonperforming loans	168.41%	154.16%
Total nonperforming assets as a percentage to total assets	0.40%	0.43%
Total nonaccrual loans as a percentage to total loans	0.22%	0.22%
Total allowance for credit losses to nonaccrual loans	407.59%	382.37%

Total nonperforming loans were 0.53% of total outstanding loans as of March 31, 2023 and 0.54% as of December 31, 2022, respectively. The majority of the increase in nonaccrual loans for the first three months of 2023 came in the “residential” category as a result of one credit going into nonaccrual status. Nonaccrual loans in this category increased by $70 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Restructured loans represent modifications made to borrowers experiencing financial difficulty that have returned to accrual status after a period of performance in accordance with their modified terms. The decrease in restructured loans from December 31, 2022 to March 31, 2023 came primarily in the form of principal reductions.

There was no other real estate owned at March 31, 2023, compared to $235 thousand in other real estate owned at December 31, 2022.  During the fourth quarter of 2022, a former full service branch facility was transferred to other real estate owned at a value of $235 thousand.  Subsequent to December 31, 2022, the sale of the property settled on March 1, 2023.  More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 4 of the “Notes to Consolidated Financial Statements.”

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

As of March 31, 2023 and December 31, 2022, we had loans with a current principal balance of $4.9 million and $5.0 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of March 31, 2023, potential problem loans classified as “Substandard” totaled $4.1 million compared to $4.3 million at December 31, 2022. As of March 31, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of March 31, 2023, loans past due 30-89 days and still accruing totaled $587 thousand compared to $236 thousand at December 31, 2022.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2023 totaled $2.3 million, or 0.30% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for credit losses is maintained at a level adequate to absorb potential losses.  Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves.  Bank regulators also periodically review the Bank’s loans and other assets to assess their quality.  Loans deemed uncollectible are charged to the allowance.  Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.  The reserve for credit losses was approximately 0.89% of total loans at March 31, 2023 and 0.83% of total loans at December 31, 2022.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the three months ended March 31, 2023 and 2022, and the year ended December 31, 2022.

	Three months ended March 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$50,380	0.00%
Farmland	29	23,605	0.12%
Residential	-	362,449	0.00%
Commercial mortgage	8	262,304	0.00%
Commercial & agriculture	1	40,866	0.00%
Consumer & other	(27)	20,706	(0.13%)
Total	$12	$760,310	0.00%

	Three months ended March 31, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$45,728	0.00%
Farmland	-	24,253	0.00%
Residential	-	306,170	0.00%
Commercial mortgage	-	230,985	0.00%
Commercial & agriculture	1	57,029	0.00%
Consumer & other	(19)	23,405	(0.08%)
Total	$(17)	$687,570	0.00%

	Year ended December 31, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$3	$45,934	0.01%
Farmland	-	24,188	0.00%
Residential	12	329,779	0.00%
Commercial mortgage	8	247,350	0.00%
Commercial & agriculture	16	47,792	0.03%
Consumer & other	(74)	22,283	(0.33%)
Total	$(35)	$717,326	0.00%

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at March 31, 2023. The Bank had no balances outstanding on these lines as of March 31, 2023 and December 31, 2022, respectively. In addition, the Bank has the ability to borrow up to approximately $224.4 million from the FHLB, subject to the pledging of collateral.

At March 31, 2023, the Bank had short-term FHLB advances of $25.0 million. The Bank had no borrowings outstanding classified as short-term at December 31, 2022. At March 31, 2023 and December 31, 2022, the Bank had no borrowings outstanding classified as long-term.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 15.6% and 14.4% for the periods ended March 31, 2023 and December 31, 2022, respectively. These ratios are considered to be adequate by management.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for credit losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions are also subject to the BASEL III requirements, which includes as part of the capital ratios profile the Common Equity Tier 1 risk-based ratio. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2023, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2023, the Company’s equity to asset ratio was 7.49% and the Bank’s capital was in excess of regulatory requirements as discussed above.  The Company will continue to monitor the residual effects of inflation in determining future cash dividends and any requirements for additional capital each quarter.  Skyline declared and paid dividends of $1.2 million, and had $113 thousand of stock repurchases, for the first three months of 2023.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates and general economic conditions; the residual effects of the COVID-19 pandemic, including the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the combined company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Skyline is a party or of which any of its property is subject.

Item 1A.	Risk Factors

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 should be considered.  These risks could materially and adversely affect our business, financial condition and results of operations.  There have been no material changes to the factors discussed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2023.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 1/1 through 1/31	-	$-	-	91,325
Purchased 2/1 through 2/28	-	$-	-	91,325
Purchased 3/1 through 3/31	10,000	$11.25	10,000	81,325
Total during first quarter 2023	10,000	$11.25	10,000

(1)

On February 16, 2023, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2025.

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

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: May 15, 2023	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer