Form 10-Q
period 2023-09-30
Skyline Bankshares, Inc.
filed 2023-11-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,570,704 shares of Common Stock, no par value per share, outstanding as of November 13, 2023.

Part I.  Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(dollars in thousands)	September 30,	December 31,
	2023	2022
Assets	(Unaudited)	(Audited)

Cash and due from banks	$16,245	$19,299
Interest-bearing deposits with banks	1,449	10,802
Federal funds sold	221	960
Investment securities available for sale	121,753	135,151
Restricted equity securities	3,338	1,950
Loans, net of allowance for credit losses of $6,695 at September 30, 2023 and $6,248 at December 31, 2022	791,066	748,624
Cash value of life insurance	22,770	22,484
Other real estate owned	-	235
Properties and equipment, net	30,951	31,753
Accrued interest receivable	3,203	2,979
Core deposit intangible	997	1,286
Goodwill	3,257	3,257
Deferred tax assets, net	6,796	5,744
Other assets	15,062	13,210
	$1,017,108	$997,734

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$299,628	$310,510
Interest-bearing	608,439	609,817
Total deposits	908,067	920,327

Borrowings	27,500	-
Accrued interest payable	420	95
Other liabilities	6,485	4,376
	942,472	924,798
Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,587,704 and 5,617,416 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Surplus	33,366	33,613
Retained earnings	66,711	62,229
Accumulated other comprehensive loss	(25,441)	(22,906)
	74,636	72,936
	$1,017,108	$997,734

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$10,193	$8,217	$29,034	$23,923
Interest-bearing deposits in banks	24	356	211	548
Federal funds sold	2	3	26	5
Interest on taxable securities	691	742	2,135	1,962
Interest on nontaxable securities	48	72	146	176
Dividends	21	5	88	59
	10,979	9,395	31,640	26,673
Interest expense
Deposits	1,902	374	4,257	1,232
Interest on borrowings	350	55	761	140
	2,252	429	5,018	1,372
Net interest income	8,727	8,966	26,622	25,301

(Recovery of) provision for credit losses	182	148	(119)	502
Net interest income after (recovery of) provision for credit losses	8,545	8,818	26,741	24,799

Noninterest income
Service charges on deposit accounts	564	489	1,606	1,406
Other service charges and fees	894	835	2,546	2,314
Net realized losses on securities	-	-	(16)	-
Mortgage origination fees	37	74	189	359
Increase in cash value of life insurance	146	135	438	397
Life insurance income	69	-	69	217
Other income	207	37	379	45
	1,917	1,570	5,211	4,738
Noninterest expenses
Salaries and employee benefits	4,355	3,875	12,617	11,271
Occupancy and equipment	1,363	1,139	3,721	3,216
Data processing expense	606	408	1,621	1,343
FDIC Assessments	150	114	445	342
Advertising	227	161	549	488
Bank franchise tax	105	126	315	379
Director fees	60	56	199	202
Professional fees	151	144	528	484
Telephone expense	144	110	401	370
Core deposit intangible amortization	79	105	289	373
Other expense	662	661	1,949	1,841
	7,902	6,899	22,634	20,309
Net income before income taxes	2,560	3,489	9,318	9,228

Income tax expense	496	701	1,773	1,798
Net income	$2,064	$2,788	$7,545	$7,430

Net income per share	$0.37	$0.50	$1.35	$1.32
Weighted average shares outstanding	5,571,454	5,583,341	5,585,914	5,589,627
Dividends declared per share	$0.21	$0.17	$0.42	$0.32

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)

Net Income	$7,545	$7,430

Other comprehensive income (loss)

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(3,225)	(25,593)
Tax related to unrealized losses	677	5,375
Reclassification of net realized losses during the period	16	-
Tax related to realized losses	(3)	-

Total other comprehensive loss	(2,535)	(20,218)
Total comprehensive income (loss)	$5,010	$(12,788)

	Three Months Ended
	September 30,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)

Net Income	$2,064	$2,788

Other comprehensive loss

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(4,349)	(9,049)
Tax related to unrealized losses	913	1,900

Total other comprehensive loss	(3,436)	(7,149)
Total comprehensive loss	$(1,372)	$(4,361)

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2023 and 2022 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	2,406	-	2,406
Other comprehensive loss	-	-	-	-	(7,388)	(7,388)
Dividends paid ($0.15 per share)	-	-	-	(843)	-	(843)
Restricted stock issued	14,500	-	-	-	-	-
Share-based compensation	-	-	15	-	-	15

Balance, March 31, 2022	5,620,716	$-	$33,603	$55,308	$(9,527)	$79,384

Net income	-	-	-	2,236	-	2,236
Other comprehensive loss	-	-	-	-	(5,681)	(5,681)
Share-based compensation	-	-	22	-	-	22
Common stock repurchased	(12,000)	-	(154)	-	-	(154)

Balance, June 30, 2022	5,608,716	$-	$33,471	$57,544	$(15,208)	$75,807

Net income	-	-	-	2,788	-	2,788
Other comprehensive loss	-	-	-	-	(7,149)	(7,149)
Dividends paid ($0.17 per share)	-	-	-	(954)	-	(954)
Share-based compensation	-	-	22	-	-	22

Balance, September 30, 2022	5,608,716	$-	$33,493	$59,378	$(22,357)	$70,514

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	2,728	-	2,728
Other comprehensive income	-	-	-	-	2,628	2,628
Dividends paid ($0.21 per share)	-	-	-	(1,180)	-	(1,180)
Share-based compensation	-	-	20	-	-	20
Common stock repurchased	(10,000)	-	(113)	-	-	(113)

Balance, March 31, 2023	5,607,416	$-	$33,520	$63,067	$(20,278)	$76,309

Net income	-	-	-	2,753	-	2,753
Other comprehensive loss	-	-	-	-	(1,727)	(1,727)
Share-based compensation	-	-	46	-	-	46
Common stock repurchased	(19,712)	-	(217)	-	-	(217)

Balance, June 30, 2023	5,587,704	$-	$33,349	$65,820	$(22,005)	$77,164

Net income	-	-	-	2,064	-	2,064
Other comprehensive loss	-	-	-	-	(3,436)	(3,436)
Dividends paid ($0.21 per share)	-	-	-	(1,173)	-	(1,173)
Share-based compensation	-	-	17	-	-	17

Balance, September 30, 2023	5,587,704	$-	$33,366	$66,711	$(25,441)	$74,636

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,545	$7,430
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,419	1,241
Amortization of core deposit intangible	289	373
Accretion of loan discount and deposit premium, net	(115)	(343)
(Recovery of) provision for credit losses	(119)	502
Deferred income taxes	(183)	542
Net realized losses on available for sale securities	16	-
Accretion of discount on securities, net of amortization of premiums	112	196
Deferred compensation	128	121
Share-based compensation	83	59
Gains on disposal of property and equipment	(196)	(5)
Loss on sale of other real estate owned	6	-
Life insurance income	(69)	(217)
Changes in assets and liabilities:
Cash value of life insurance	(438)	(397)
Accrued interest receivable	(224)	(226)
Other assets	(532)	(1,009)
Accrued interest payable	325	18
Other liabilities	319	(374)
Net cash provided by operating activities	8,366	7,911

Cash flows from investing activities
Activity in available for sale securities:
Purchases	-	(45,181)
Sales	4,427	-
Maturities/calls/paydowns	5,634	10,616
(Purchases) redemption of restricted equity securities	(1,388)	21
Net increase in loans	(42,782)	(55,171)
Purchases of life insurance contracts	-	(3,500)
Proceeds from life insurance contracts	221	496
Proceeds from sale of other real estate owned	229	-
Proceeds from sale of property and equipment	1,721	647
Purchases of property and equipment	(2,142)	(3,155)
Net cash used in investing activities	(34,080)	(95,227)

Cash flows from financing activities
Net (decrease) increase in deposits	(12,249)	47,483
Bank Term Funding Program advances	2,500	-
FHLB advances	25,000	-
Prepayment of FHLB advances	-	(5,000)
Advance on short-term line of credit	-	150
Common stock repurchased	(330)	(154)
Dividends paid	(2,353)	(1,797)
Net cash provided by financing activities	12,568	40,682
Net decrease in cash and cash equivalents	(13,146)	(46,634)

Cash and cash equivalents, beginning	31,061	115,646
Cash and cash equivalents, ending	$17,915	$69,012

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$4,693	$1,354
Taxes paid	$1,665	$568

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$(2,535)	$(20,218)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,562	$327
Cumulative effect of adoption of credit losses standard, net of tax	$(710)	$-

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

The consolidated financial statements as of September 30, 2023 and for the three and nine-month periods ended September 30, 2023 and 2022 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.  At September 30, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $589 thousand at September 30, 2023 and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost.  Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.  Accrued interest receivable related to loans totaled $2.6 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Purchased Credit Deteriorated Loans

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Loans, continued

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.  These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured. The Company has designated 5 year treasury yield, fed funds rates, and national unemployment as its forecast variables.  These forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses.

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

As of September 30, 2023, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 9 to the consolidated financial statements.

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the nine months ended September 30, 2023 and 2022 amounted to $1.6 million and $1.4 million, respectively. Fees for these services for the three months ended September 30, 2023 and 2022 amounted to $564 thousand and $489 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the nine months ended September 30, 2023 and 2022 amounted to $189 thousand and $359 thousand, respectively. Fees for these services for the three months ended September 30, 2023 and 2022 amounted to $37 thousand and $74 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the nine months ended September 30, 2023 and 2022 amounted to $2.2 million and $2.0 million, respectively. Fees for these services for the three months ended September 30, 2023 and 2022 amounted to $764 thousand and $704 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the nine months ended September 30, 2023 and 2022 the Company received $43 thousand and $46 thousand, respectively in income from these services. For the three months ended September 30, 2023 and 2022 the Company received $13 thousand and $20 thousand, respectively in income from these services.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the nine months ended September 30, 2023 and 2022 amounted to $549 thousand and $488 thousand, respectively. Advertising expense for the three months ended September 30, 2023 and 2022 amounted to $227 thousand and $161 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the nine and three months ended September 30, 2023 and 2022, there were no dilutive instruments.

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

	Unrealized
	Losses
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive loss before reclassifications	(20,218)	-	(20,218)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-
Balance September 30, 2022	$(21,695)	$(662)	$(22,357)

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive loss before reclassifications	(2,548)	-	(2,548)
Amounts reclassified from accumulated other comprehensive loss, net of tax	13	-	13
Balance September 30, 2023	$(23,477)	$(1,964)	$(25,441)

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

In July 2023, the FASB issued amendments to amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF Meeting, and Staff Accounting Bulletin Topic 6.B. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2023, the FASB issued amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 121. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2023 and December 31, 2022 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of September 30, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
Available for sale:
U.S. Treasury securities	$2,513	$-	$(102)	$2,411
U.S. Government agencies	25,129	-	(4,972)	20,157
Mortgage-backed securities	72,971	-	(13,120)	59,851
Corporate securities	1,500	-	(70)	1,430
State and municipal securities	49,358	8	(11,462)	37,904
	$151,471	$8	$(29,726)	$121,753
December 31, 2022
Available for sale:
U.S. Treasury securities	$4,980	$-	$(146)	$4,834
U.S. Government agencies	25,025	-	(4,179)	20,846
Mortgage-backed securities	78,755	-	(11,485)	67,270
Corporate securities	1,500	-	-	1,500
State and municipal securities	51,400	16	(10,715)	40,701
	$161,660	$16	$(26,525)	$135,151

Restricted equity securities totaled $3.3 million at September 30, 2023 and $2.0 million at December 31, 2022. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded at September 30, 2023 and was not required at December 31, 2022. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,411	$(102)	2,411	$(102)
U.S. Government agencies	-	-	20,157	(4,972)	20,157	(4,972)
Mortgage-backed securities	5	-	59,845	(13,120)	59,850	(13,120)
Corporate securities	1,430	(70)	-	-	1,430	(70)
State and municipal securities	1,703	(424)	35,234	(11,038)	36,937	(11,462)
Total securities available for sale	$3,138	$(494)	$117,647	$(29,232)	$120,785	$(29,726)

December 31, 2022
Available for sale:
U.S. Treasury securities	$4,834	$(146)	$-	$-	$4,834	$(146)
U.S. Government agencies	8,563	(1,227)	12,282	(2,952)	20,845	(4,179)
Mortgage-backed securities	27,796	(2,756)	39,467	(8,729)	67,263	(11,485)
State and municipal securities	15,234	(2,633)	24,492	(8,082)	39,726	(10,715)
Total securities available for sale	$56,427	$(6,762)	$76,241	$(19,763)	$132,668	$(26,525)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At September 30, 2023, 81 investment securities with unrealized losses had depreciated 19.75 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit losses related to the available for sale portfolio.

Proceeds from sales of investment securities available for sale were $4.4 million for the nine-month period ended September 30, 2023.  There were no sales of investment securities for the three-month period ended September 30, 2023.  There were no sales of investment securities available for sale for the nine and three-month periods ended September 30, 2022.  There were no called securities for the nine and three-month periods ended September 30, 2023.  Gross proceeds from called securities totaled $1.7 million for the nine-month period ended September 30, 2022.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the nine and three-month periods ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(dollars in thousands)	2023	2022	2023	2022

Realized gains	$12	$-	$-	$-
Realized losses	(28)	-	-	-
	$(16)	$-	$-	$-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at September 30, 2023, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$250	$256
Due after one year through five years	15,458	14,333
Due after five years through ten years	72,562	58,991
Due after ten years	63,201	48,173
	$151,471	$121,753

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $36.4 million and $33.7 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Construction & development	$49,502	$49,728
Farmland	24,216	23,688
Residential	394,934	358,526
Commercial mortgage	264,751	263,664
Commercial & agricultural	43,789	39,505
Consumer & other	20,569	19,761
Total loans	797,761	754,872
Allowance for credit losses	(6,695)	(6,248)
Loans, net of allowance for credit losses	$791,066	$748,624

Included in total loans above are deferred loan fees of $1.4 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively. Deferred loan costs were $4.5 million and $4.1 million, at September 30, 2023 and December 31, 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to schedule maturities and unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $2.6 million at September 30, 2023 and $2.3 million at December 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in provision for credit losses for the three months ended September 30, 2023 was due to an increase in loan volume during the quarter and changes in the Company’s forecast variables during the quarter.  The change in the allowance for credit losses for the nine months ended September 30, 2023, was due to the initial adoption of the CECL methodology and an increase in loan volume during the year and changes in the Company’s forecast variables during the nine months ended September 30, 2023.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2023

Balance, June 30, 2023	$953	$140	$3,088	$1,866	$404	$173	$6,624
Charge-offs	-	-	-	-	-	(36)	(36)
Recoveries	-	-	-	1	1	6	8
Provision	(51)	4	85	38	6	17	99
Balance, September 30, 2023	$902	$144	$3,173	$1,905	$411	$160	$6,695

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Nine Months Ended September 30, 2023

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(89)	(89)
Recoveries	1	50	1	10	14	17	93
Provision	(33)	(57)	73	(183)	1	50	(149)
Balance, September 30, 2023	$902	$144	$3,173	$1,905	$411	$160	$6,695

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

As noted in Note 1, the Company determined that SBA-PPP loans have zero expected credit losses and as such are excluded from the disclosures included in the following table. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2022 and September 30, 2022:

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

As of December 31, 2022 and September 30, 2022 the Bank had no unallocated reserves included in the allowance for loan losses.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of September 30, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2023 and December 31, 2022:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
September 30, 2023
Real Estate Secured:
Construction & development	$49,473	$-	$-	$29	$49,502
Farmland	21,885	-	750	1,581	24,216
Residential	393,959	465	37	473	394,934
Commercial mortgage	260,694	2,091	204	1,762	264,751
Non-Real Estate Secured:
Commercial & agricultural	43,573	-	24	192	43,789
Consumer & other	20,139	-	-	430	20,569
Total	$789,723	$2,556	$1,015	$4,467	$797,761

December 31, 2022
Real Estate Secured:
Construction & development	$49,384	$-	$-	$344	$49,728
Farmland	21,156	814	468	1,250	23,688
Residential	356,327	947	499	753	358,526
Commercial mortgage	259,529	2,130	153	1,852	263,664
Non-Real Estate Secured:
Commercial & agricultural	39,410	13	-	82	39,505
Consumer & other	19,761	-	-	-	19,761
Total	$745,567	$3,904	$1,120	$4,281	$754,872

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	To Term	Total

Construction & development
Pass	$9,629	$10,552	$13,722	$1,841	$2,494	$6,329	$4,809	$97	$49,473
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	29	-	-	-	-	-	29
Total construction & development	$9,629	$10,552	$13,751	$1,841	$2,494	$6,329	$4,809	$97	$49,502

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,541	$2,416	$1,813	$2,801	$1,390	$9,118	$1,806	$-	$21,885
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	650	100	-	750
Substandard	20	-	-	-	8	1,537	16	-	1,581
Total farmland	$2,561	$2,416	$1,813	$2,801	$1,398	$11,305	$1,922	$-	$24,216

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$44,499	$99,537	$57,356	$47,902	$18,271	$66,144	$59,766	$484	$393,959
Watch	-	-	-	215	-	250	-	-	465
Special Mention	-	-	-	10	-	27	-	-	37
Substandard	-	-	-	-	-	473	-	-	473
Total residential	$44,499	$99,537	$57,356	$48,127	$18,271	$66,894	$59,766	$484	$394,934

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$28,153	$52,220	$50,841	$42,721	$22,803	$60,851	$3,012	$93	$260,694
Watch	-	-	-	2,091	-	-	-	-	2,091
Special Mention	-	-	-	-	-	204	-	-	204
Substandard	-	-	86	-	-	1,278	398	-	1,762
Total residential	$28,153	$52,220	$50,927	$44,812	$22,803	$62,333	$3,410	$93	$264,751

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$8,817	$7,059	$5,586	$1,912	$684	$2,000	$17,480	$35	$43,573
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	24	-	-	-	24
Substandard	-	5	-	-	32	155	-	-	192
Total commercial & agricultural	$8,817	$7,064	$5,586	$1,912	$740	$2,155	$17,480	$35	$43,789

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$8,673	$3,232	$2,614	$281	$855	$3,489	$995	$-	$20,139
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	430	-	-	-	-	-	430
Total consumer & other	$8,673	$3,232	$3,044	$281	$855	$3,489	$995	$-	$20,569

Current period gross write-offs	$20	$30	$12	$6	$4	$17	$-	$-	$89

Total loans
Pass	$102,312	$175,016	$131,932	$97,458	$46,497	$147,931	$87,868	$709	$789,723
Watch	-	-	-	2,306	-	250	-	-	2,556
Special Mention	-	-	-	10	24	881	100	-	1,015
Substandard	20	5	545	-	40	3,443	414	-	4,467
Total loans	$102,332	$175,021	$132,477	$99,774	$46,561	$152,505	$88,382	$709	$797,761

Total Current period gross write-offs	$20	$30	$12	$6	$4	$17	$-	$-	$89

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans

Construction & development	$-	$29	$29	$344
Farmland	331	90	421	94
Residential	-	297	297	565
Commercial mortgage	350	176	526	622
Commercial & agricultural	-	130	130	9
Consumer & other	-	430	430	-
Total	$681	$1,152	$1,833	$1,634

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three and nine months ended September 30, 2023:

(dollars in thousands)	For the Three Months Ended September 30, 2023

Construction & development	$-
Farmland	-
Residential	-
Commercial mortgage	-
Commercial & agricultural	-
Consumer & other	1
Total Loans	$1

(dollars in thousands)	For the Nine Months Ended September 30, 2023

Construction & development	$-
Farmland	-
Residential	16
Commercial mortgage	-
Commercial & agricultural	-
Consumer & other	1
Total Loans	$17

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of September 30, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

September 30, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$49,473	$49,502
Farmland	-	-	-	421	23,795	24,216
Residential	207	47	-	297	394,383	394,934
Commercial mortgage	-	-	-	526	264,225	264,751
Non-Real Estate Secured:
Commercial & agricultural	167	-	-	130	43,492	43,789
Consumer & other	6	-	-	430	20,133	20,569
Total	$380	$47	$-	$1,833	$795,501	$797,761

The following table presents an aging analysis of past due loans by category as December 31, 2022:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccural Loans	Current	Total Loans

December 31, 2022
Real Estate Secured:
Construction & development	$-	$-	$-	$344	$49,384	$49,728
Farmland	4	-	-	94	23,590	23,688
Residential	90	137	-	565	357,734	358,526
Commercial mortgage	-	-	-	622	263,042	263,664
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	9	39,496	39,505
Consumer & other	5	-	-	-	19,756	19,761
Total	$99	$137	$-	$1,634	$753,002	$754,872

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of September 30, 2023:

(dollars in thousands)	September 30, 2023

Construction & development	$-
Farmland	-
Residential	-
Commercial mortgage	350
Commercial & agricultural	-
Consumer & other	-
Total Loans	$350

Purchased Credit Deteriorated

There were no purchased credit deteriorated loans acquired during the nine months ended September 30, 2023 and during the year ended December 31, 2022.

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. There was no accretable yield on purchased credit impaired loans for the period presented. The carrying amount of those loans at September 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Residential	$103	$116
Commercial mortgage	79	88
Outstanding balance	$182	$204

Carrying amount	$182	$204

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

The following table shows the average recorded investment and interest income recognized for impaired loans for the three and nine month periods ended September 30, 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Construction & development	$610	$44	$622	$55
Farmland	371	6	382	17
Residential	2,079	43	2,102	107
Commercial mortgage	465	6	466	16
Commercial & agricultural	26	-	29	1
Consumer & other	-	-	-	-
Total	$3,551	$99	$3,601	$196

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

The following table shows the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Combination – Term Extension & Interest Rate Reduction
	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Construction & development	$-	-%
Farmland	-	-%
Residential	595	0.15%	Average interest rate reduced from 8.13% to 6.13%. Added an average of 4.39 years to the life of the loans, which resulted in reduced payment.
Commercial mortgage	-	-%
Commercial & agricultural	-	-%
Consumer & other	430	2.09%	Reduced interest rate from 9.50% to 7.00%. Added 0.61 years to the life of the loan.
Total	$1,025

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

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	595	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	430	-	-
Total	$1,025	$-	$-

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

The following tables set forth information with respect to the Bank’s troubled debt restructurings as of September 30, 2022:

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for unfunded commitments	30
Balance, September 30, 2023	$389

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Deposits

The following table presents the composition of deposits at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$125,277	$144,540
Money market	73,372	87,012
Savings	157,920	194,723
Time deposits	251,870	183,542
Total interest-bearing deposits	608,439	609,817
Noninterest-bearing deposits	299,628	310,510
Total deposits	$908,067	$920,327

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2023 and December 31, 2022 was $74.8 million, and $49.5 million, respectively. Estimated uninsured deposits totaled $254.9 million and $295.0 million at September 30, 2023 and December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits.

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan.  Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Interest cost	$108	$108	$36	$36
Expected return on plan assets	(360)	(555)	(120)	(185)
Recognized net actuarial loss	147	-	49	-
Net periodic benefit cost	$(105)	$(447)	$(35)	$(149)

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the nine-month period ended September 30, 2023 and for the year ended December 31, 2022 is as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022

Balance at beginning of year, net of accumulated amortization	$1,286	$1,764
Amortization expense	(289)	(478)
Net book value	$997	$1,286

Aggregate amortization expense was $289 thousand and $373 thousand for the nine-month periods ended September 30, 2023 and 2022, respectively. Aggregate amortization expense was $79 thousand and $105 thousand for the three-month periods ended September 30, 2023 and 2022, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Three months ending December 31, 2023	$80
For the year ending December 31, 2024	262
For the year ending December 31, 2025	154
For the year ending December 31, 2026	97
For the year ending December 31, 2027	81
Thereafter	323
Total	$997

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

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842.  The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components.  The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.  The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right of use asset.  In August 2023 the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $196 thousand and as a result entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction.  The Company renewed an operating lease during 2022 and recognized a right-of-use asset and lease liability on the renewal.

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

	September 30,	December 31,
(dollars in thousands)	2023	2022

Lease liabilities	$2,059	$739
Right-of-use assets	$2,152	$739
Weighted average remaining lease term (years)	7.61	5.59
Weighted average discount rate	3.98%	2.75%

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022

Lease Expense
Operating lease expense	$178	$117
Short-term lease expense	8	7
Total lease expense	$186	$124

Cash paid for amounts included in lease liabilities	$178	$117

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Three months ending December 31, 2023	$97
Twelve months ending December 31, 2024	388
Twelve months ending December 31, 2025	352
Twelve months ending December 31, 2026	293
Twelve months ending December 31, 2027	257
Thereafter	1,029
Total undiscounted cash flows	$2,416
Less discount	(357)
Lease liabilities	$2,059

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms.  The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan.  The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan.   The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of September 30, 2023, 46,400 shares have been issued under the Equity Plan, leaving 253,600 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued at a price of $13.00 per share. These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. For the nine months ended September 30, 2023 and 2022, $83 thousand and $59 thousand, respectively, was recognized as compensation expense related to share-based compensation. For the three months ended September 30, 2023 and 2022, $17 thousand and $22 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of September 30, 2023, the unrecognized compensation expense related to unvested restricted stock awards was $148 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.61 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30
Granted	14,500	13.00
Vested	(6,525)	12.13	$80
Forfeited	-	-
Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(2,600)	12.40	$32
Forfeited	-	-
Unvested as of September 30, 2023	16,250	$12.49

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022

Commitments to extend credit	$188,332	$163,250
Standby letters of credit	1,199	833
	$189,531	$164,083

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of September 30, 2023 and December 31, 2022, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2023

Financial Instruments – Assets
Net Loans	$791,066	$758,957	$-	$-	$758,957

Financial Instruments – Liabilities
Time Deposits	251,870	246,864	-	246,864	-
FHLB Advances	25,000	24,999	-	24,999	-
Federal Reserve’s Bank Term Funding Program Advances	2,500	2,500	-	2,500	-

December 31, 2022

Financial Instruments – Assets
Net Loans	$748,624	$702,549	$-	$-	$702,549

Financial Instruments – Liabilities
Time Deposits	183,542	181,525	-	181,525	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of September 30, 2023 and December 31, 2022.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. There was a former bank premise valued at $235 thousand in other real estate owned at December 31, 2022 and there was no other real estate owned held as of September 30, 2023.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2023
Investment securities available for sale
U.S. Treasury securities	$2,411	$-	$2,411	$-
U.S. Government agencies	20,157	-	20,157	-
Mortgage-backed securities	59,851	-	59,851	-
Corporate securities	1,430	-	1,430	-
State and municipal securities	37,904	-	37,904	-
Total assets at fair value	$121,753	$-	$121,753	$-

December 31, 2022
Investment securities available for sale
U.S. Treasury securities	$4,834	$-	$4,834	$-
U.S. Government agencies	20,846	-	20,846	-
Mortgage-backed securities	67,270	-	67,270	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	40,701	-	40,701	-
Total assets at fair value	$135,151	$-	$135,151	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. There were no transfers between levels during the nine-month period ended September 30, 2023 and the year ended December 31, 2022.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2023
Individually evaluated loans	$1,698	$-	$-	$1,698
Other real estate owned	-	-	-	-
Total assets at fair value	$1,698	$-	$-	$1,698

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Impaired loans	$173	$-	$-	$173
Other real estate owned	235	-	-	235
Total assets at fair value	$408	$-	$-	$408

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$1,698	$-	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Impaired Loans	$-	$173	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$235	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Note 12. Short-Term Borrowings

At September 30, 2023, the Bank had a $25.0 million FHLB advance outstanding at a rate of 5.46% that was classified as short-term.  At September 30, 2023, the Bank had a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program outstanding at a rate of 5.46% that was classified as short-term.  The Bank had no borrowings outstanding classified as short-term at December 31, 2022.

At September 30, 2023, the Bank had established unsecured federal funds lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $226.7 million from the FHLB, subject to the pledging of collateral.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13. Long-Term Borrowings

At September 30, 2023 and December 31, 2022, the Bank had no borrowings outstanding classified as long-term.

Note 14. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2023 and December 31, 2022, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital (to risk weighted assets)	$102,535	12.52%	$65,511	8.00%	$81,889	10.00%
Tier 1 Capital (to risk weighted assets)	$95,451	11.66%	$49,133	6.00%	$65,511	8.00%
Common Equity Tier 1 (to risk weighted assets)	$95,451	11.66%	$36,850	4.50%	$53,228	6.50%
Tier 1 Capital (to average total assets)	$95,451	9.27%	$41,174	4.00%	$51,467	5.00%

December 31, 2022
Total Capital (to risk weighted assets)	$97,172	12.42%	$62,592	8.00%	$78,240	10.00%
Tier 1 Capital (to risk weighted assets)	$90,878	11.62%	$46,944	6.00%	$62,592	8.00%
Common Equity Tier 1 (to risk weighted assets)	$90,878	11.62%	$35,208	4.50%	$50,856	6.50%
Tier 1 Capital (to average total assets)	$90,878	8.79%	$41,342	4.00%	$51,677	5.00%

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

The CBLR framework was available for banks to use in their September 30, 2023, Call Report. At this time the Bank has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

The Company recorded net income of $2.1 million, or $0.37 per share, for the quarter ended September 30, 2023, compared to net income of $2.8 million, or $0.50 per share, for the same period in 2022. For the nine months ended September 30, 2023, net income was $7.5 million, or $1.35 per share, compared to net income of $7.4 million, or $1.32 per share, for the nine months ended September 30, 2022.

●	Net interest margin (“NIM”) was 3.66% for the third quarter of 2023, compared to 3.70% in the third quarter of 2022.
●	Total assets increased $19.4 million, or 1.94%, to $1.02 billion at September 30, 2023 from $997.7 million at December 31, 2022.
●	Net loans were $791.1 million at September 30, 2023, an increase of $42.5 million, or 5.67%, when compared to $748.6 million at December 31, 2022.
●	Total deposits were $908.1 million at September 30, 2023, a decrease of $12.2 million, or 1.33%, from $920.3 million at December 31, 2022.
●

Annualized return on average assets decreased to 0.81% for the quarter ended September 30, 2023, from 1.07% for the quarter ended September 30, 2022. Annualized return on average equity decreased to 10.66% for the quarter ended September 30, 2023, from 14.69% for the quarter ended September 30, 2022.

●

Earnings for the first nine months of 2023 represented an annualized return on average assets of 1.00% and an annualized return on average equity of 13.26%, compared to 0.98% and 12.65%, respectively, for the first nine months of 2022.

●	The Company repurchased 29,712 shares of its common stock through its publicly announced share repurchase program during the first nine months of 2023.

Results of Operations

Results of Operations for the Three Months ended September 30, 2023 and 2022

Net interest income after provision for credit losses in the third quarter of 2023 was $8.5 million compared to $8.8 million in the third quarter of 2022, primarily reflecting increased interest expense. Total interest income was $11.0 million in the third quarter of 2023, representing an increase of $1.6 million in comparison to the third quarter of 2022. Interest income on loans increased in the quarterly comparison by $2.0 million, primarily due to organic loan growth of $59.8 million from September 30, 2022 to September 30, 2023, as well as interest rate increases during the same time period. Management anticipates that this loan growth, in addition to higher rates in the current year, will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits increased by $1.5 million in the quarterly comparison, as a result of rate increases on deposit offerings and migration from lower cost deposits to time deposits. Management anticipates that interest expense on deposits will increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. Interest on borrowings increased by $295 thousand, primarily due to short-term FHLB advances to fund loan growth of $18.7 million during the third quarter of 2023.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended September 30, 2023 and 2022, continued

Third quarter 2023 noninterest income was $1.9 million compared with $1.6 million in the third quarter of 2022. Income from service charges and fees increased by $134 thousand, offsetting a $37 thousand decrease in mortgage origination fees as mortgage origination volume declined compared to the year ago period. Nonrecurring income of $69 thousand related to life insurance income and a gain of $197 thousand on the sale leaseback of a branch location was recorded in other income for the third quarter of 2023. Excluding this nonrecurring income of $266 thousand, noninterest income increased by $81 thousand for the third quarter of 2023 compared to the third quarter of 2022.

Noninterest expense in the third quarter of 2023 was $7.9 million compared with $6.9 million in the third quarter of 2022, an increase of $1.0 million. There was an increase in salary and benefit costs of $480 thousand due to personnel additions and routine salary adjustments, as well as increased benefit costs. Occupancy and equipment expenses increased $224 thousand and data processing increased by $198 thousand in the quarterly comparisons primarily due to branch expansion costs. FDIC assessments increased by $36 thousand due to an increase in the base assessment rate in 2023.

Net income before taxes decreased by $929 thousand in the quarterly comparison causing a decrease in income tax expense of $205 thousand.

Results of Operations for the Nine Months ended September 30, 2023 and 2022

For the first nine months of 2023, net interest income after provision for credit losses was $26.7 million compared to $24.8 million for the first nine months of 2022. Interest income increased by $5.0 million, primarily due to an increase of $5.1 million in interest income on loans. Interest expense on deposits increased by $3.0 million for the nine-months ended September 30, 2023 compared to the same period last year. As previously discussed, this is a reflection of the increased competitive pressures for deposits. Interest on borrowings increased by $621 thousand in the nine-month comparison, due to short-term borrowings utilized to fund loan growth and offset the decline in deposit balances.

For the nine months ended September 30, 2023 and 2022, noninterest income was $5.2 million and $4.7 million, respectively.  The increase of $473 thousand included an increase of $432 thousand in service charges and fees, which offset a $170 thousand decrease in mortgage origination fees.  Included in noninterest income for the nine months ended September 30, 2023 was nonrecurring income of $129 thousand related to loan hedge fees from a correspondent bank that was recorded in other income, the $197 thousand gain on the sale leaseback discussed above, $69 thousand from life insurance contracts and security losses of $16 thousand.  For the nine months ended September 30, 2022, there was nonrecurring income of $217 thousand from life insurance contracts.  Excluding these nonrecurring items, noninterest income increased by $311 thousand in the nine-month comparison.

For the nine-month period ended September 30, 2023, total noninterest expenses increased by $2.3 million compared to the same period in 2022, primarily due to employee and branch costs associated with branch expansion. Salary and benefit cost increased by $1.3 million, which also reflects a reduction in capitalized loan origination cost due to lower loan volume in the first nine months of 2023 compared to the first nine months of 2022. Occupancy and equipment expenses increased by $505 thousand, and data processing increased by $278 thousand from the first nine months of 2022 to 2023. FDIC assessments increased by $103 thousand in the nine-month comparison.

In the nine-month comparison, income tax expense was comparable at $1.8 million for September 30, 2023 and 2022, respectively.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $19.4 million, or 1.94%, from $997.7 million at December 31, 2022.  The increase in assets during the first nine months was the result of an increase in borrowings of $27.5 million, which was used to offset a decrease in deposits of $12.3 million.

Total loans increased by $42.9 million, or 5.68%, to $797.8 million at September 30, 2023 from $754.9 million at December 31, 2022.  Core loan growth during the first nine months of 2023 was at an annualized rate of 7.72%.  Asset quality has remained strong, with a ratio of nonaccrual loans to total loans of 0.23% at September 30, 2023 compared to 0.22% at December 31, 2022.  The allowance for credit losses was approximately 0.84% of total loans as of September 30, 2023 compared to 0.83% at December 31, 2022.

Investment securities decreased by $13.4 million to $121.8 million at September 30, 2023 from $135.2 million at December 31, 2022.  The decrease in the first nine months of 2023 was the result of $4.4 million in sales and paydowns of $5.6 million, and an increase in unrealized losses of $3.2 million as a result of the increase in interest rates during the first nine months of 2023.

Total deposits decreased in the first nine months of 2023 by $12.2 million, or 1.33%, to $908.1 million at September 30, 2023 from $920.3 million at December 31, 2022.  Noninterest bearing deposits decreased by $10.8 million and interest bearing deposits decreased by $1.4 million during the first nine months of 2023.  Lower cost interest bearing deposits decreased by $69.7 million during the first nine months of 2023, which was offset by a $68.3 million increase in higher cost time deposits as customers continue to look for higher returns on their deposits.

Total stockholders’ equity increased by $1.7 million, or 2.33%, to $74.6 million at September 30, 2023, from $72.9 million at December 31, 2022.  The change during the first nine months of 2023 was due to earnings of $7.5 million, $2.5 million in other comprehensive losses, dividend payments of $2.4 million, stock repurchases of $330 thousand, and a cumulative effect adjustment of $710 thousand out of retained earnings due to the January 1, 2023 adoption of the CECL model.  Book value increased from $12.98 per share at December 31, 2022 to $13.36 per share at September 30, 2023.

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022

Allowance for credit losses	$6,695	$6,248
Total loans	$797,761	$754,872
Allowance for credit losses to total loans	0.84%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,833	$1,634
Restructured loans performing under new terms	2,808	2,330
Purchased credit deteriorated loans on accrual status	80	89
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,721	4,053
Other real estate owned	-	235
Total nonperforming assets	$4,721	$4,288

Total nonperforming loans as a percentage to total loans	0.59%	0.54%
Total allowance for credit losses to nonperforming loans	141.81%	154.16%
Total nonperforming assets as a percentage to total assets	0.46%	0.43%
Total nonaccrual loans as a percentage to total loans	0.23%	0.22%
Total allowance for credit losses to nonaccrual loans	365.25%	382.37%

Total nonperforming loans were 0.59% of total outstanding loans as of September 30, 2023 and 0.54% as of December 31, 2022, respectively. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Restructured loans represent modifications made to borrowers experiencing financial difficulty that have returned to accrual status after a period of performance in accordance with their modified terms.

There was no other real estate owned at September 30, 2023, compared to $235 thousand in other real estate owned at December 31, 2022. During the fourth quarter of 2022, a former full service branch facility was transferred to other real estate owned at a value of $235 thousand. Subsequent to December 31, 2022, the sale of the property settled on March 1, 2023. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 4 of the “Notes to Consolidated Financial Statements.”

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

As of September 30, 2023 and December 31, 2022, we had loans with a current principal balance of $3.6 million and $5.0 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of September 30, 2023 and December 31, 2022, respectively, potential problem loans classified as “Substandard” totaled $4.5 million and $4.3 million, respectively. As of September 30, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of September 30, 2023, loans past due 30-89 days and still accruing totaled $427 thousand compared to $236 thousand at December 31, 2022.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2023 totaled $2.5 million, or 0.32% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.84% of total loans at September 30, 2023 and 0.83% of total loans at December 31, 2022.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the nine months ended September 30, 2023 and 2022, and the year ended December 31, 2022.

	Nine months ended September 30, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$50,846	0.00%
Farmland	50	23,788	0.21%
Residential	1	374,958	0.00%
Commercial mortgage	10	261,951	0.00%
Commercial & agriculture	14	42,024	0.03%
Consumer & other	(72)	20,826	(0.35% )
Total	$4	$774,393	0.00%

	Nine months ended September 30, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$3	$44,953	0.01%
Farmland	-	24,293	0.00%
Residential	11	322,360	0.00%
Commercial mortgage	8	243,091	0.00%
Commercial & agriculture	17	49,818	0.03%
Consumer & other	(50)	22,894	(0.22% )
Total	$(11)	$707,409	0.00%

	Year ended December 31, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$3	$45,934	0.01%
Farmland	-	24,188	0.00%
Residential	12	329,779	0.00%
Commercial mortgage	8	247,350	0.00%
Commercial & agriculture	16	47,792	0.03%
Consumer & other	(74)	22,283	(0.33% )
Total	$(35)	$717,326	0.00%

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Unsecured federal fund lines available from correspondent banks totaled $73.0 million at September 30, 2023.  The Bank had no balances outstanding on these lines as of September 30, 2023 and December 31, 2022, respectively.  In addition, the Bank has approximately $226.7 million credit availability on its line from the FHLB, subject to the pledging of collateral, that provides additional borrowing capacity.

At September 30, 2023, the Bank had short-term FHLB advances of $25.0 million and a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program that was classified as short-term. The Bank had no borrowings outstanding classified as short-term at December 31, 2022. At September 30, 2023 and December 31, 2022, the Bank had no borrowings outstanding classified as long-term.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 11.2% and 14.4% for the periods ended September 30, 2023 and December 31, 2022, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2023, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2023, the Company’s equity to asset ratio was 7.34% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the residual effects of inflation in determining future cash dividends and any requirements for additional capital each quarter. Skyline declared and paid dividends of $2.4 million, and had $330 thousand of stock repurchases, for the first nine months of 2023.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the third quarter of 2023.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 7/1 through 7/31	-	$-	-	61,613
Purchased 8/1 through 8/31	-	$-	-	61,613
Purchased 9/1 through 9/30	-	$-	-	61,613
Total during third quarter 2023	-	$-	-

(1)

On February 16, 2023, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2025.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Part II.  Other Information

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: November 14, 2023	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer