Form 10-K
period 2023-12-31
Skyline Bankshares, Inc.
filed 2024-03-27
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $55,364,521

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,564,204 shares of Common Stock as of March 26, 2024

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”) in which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”), on July 1, 2016.  Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On July 1, 2018, the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina, through the merger of Great State with and into the Bank, with the Bank as the surviving bank.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery, Roanoke, Patrick and Washington, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Iredell, Watauga, Wilkes, and Yadkin, and the surrounding areas through twenty seven full-service banking offices and two loan production offices. As a Federal Deposit Insurance Corporation (the “FDIC”) insured national banking association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 85.74% of the interest earning assets of the Bank at December 31, 2023, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2023, the Bank had 49.03% of the loan portfolio in single and multi-family housing, 32.98% in non-farm, non-residential real estate loans, 3.13% in farm related real estate loans, and 6.54% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 5.83% of the portfolio at December 31, 2023. Consumer and other loans make up approximately 2.49% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and certificates of deposit in denominations of $250,000 or less to be core deposits. These accounts comprised approximately 91.81% of the Bank’s total deposits at December 31, 2023. Certificates of deposit in excess of the FDIC insured limit of $250,000 represented the remaining 8.19% of deposits at December 31, 2023.

Market Area

The Bank’s primary market area consists of:

●	all of Grayson County, Virginia
●	all of Floyd County, Virginia
●	all of Carroll County, Virginia
●	all of Wythe County, Virginia
●	all of Pulaski County, Virginia
●	all of Montgomery County, Virginia
●	all of Patrick County, Virginia
●	portions of Roanoke County, Virginia
●	all of Alleghany County, North Carolina
●	all of Ashe County, North Carolina
●	all of Burke County, North Carolina
●	all of Caldwell County, North Carolina
●	all of Catawba County, North Carolina
●	all of Cleveland County, North Carolina
●	all of Davie County, North Carolina
●	all of Watauga County, North Carolina
●	all of Wilkes County, North Carolina
●	all of Yadkin County, North Carolina
●	the City of Galax, Virginia
●	the City of Radford, Virginia
●	the City of Salem, Virginia
●	the City of Roanoke, Virginia

Grayson, Carroll, Patrick, Alleghany, Ashe, Wilkes, and Yadkin Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $38,930 in Alleghany County, to a high of $51,348 in Yadkin County, based upon 2021 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, as well as the City of Radford, while largely rural, are more economically diverse.  Montgomery County is home to Virginia Tech, Watauga County is home to Appalachian State University, the City of Radford is home to Radford University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region.  Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets.  The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $44,360 in the City of Radford, to a high of $64,657 in Davie County, according to the 2021 census data.  The Bank has a lesser presence in Roanoke County and the cities of Roanoke and Salem where median household incomes ranged from a low of $48,476 in Roanoke City, to a high of $74,622 in Roanoke County, based on 2021 census data.

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

Employees

At December 31, 2023, the Company had 234 total employees representing 230 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Based on management’s understanding and interpretation of the capital rules, it believes that, as of December 31, 2023, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis.

As directed by the Economic Growth Act, on September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the CBLR framework).  The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their December 31, 2023, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting changes under the Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2023 and 2022, the Company met the requirements for being classified as “well capitalized.”

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2023, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

Risks Related to Macroeconomic and Political Conditions

We may be adversely affected by changes in economic conditions, especially in our market area.

We are located in southwestern Virginia and northwestern North Carolina, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Although we the economy has largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time.  For example, the COVID-19 pandemic could have long-lasting impacts on certain industries due to changes in consumer behavior and business practices, including remote work and business travel.  Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions, and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession.  Changes in general economic or market conditions, whether caused by global, national or local concerns, could influence, among other things, the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Higher unemployment rates may lead to future increases in past-due and nonperforming loans, thus having a negative impact on the earnings of the Bank. As a result, a decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial condition and performance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2023, the Company had $749.7 million of loans secured by real estate outstanding, or 91.68% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Should our loan quality deteriorate, and our allowance for credit losses becomes inadequate, our results of operations may be adversely affected.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. In addition, we maintain an allowance for credit losses that we believe is a reasonable estimate of known and inherent losses within our loan portfolio. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for credit losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations.

The amount of future credit losses will be influenced by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for credit losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that the credit loss allowance will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. Further deterioration in the quality of our loan portfolio could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

Federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results and financial condition.

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

In managing our consolidated balance sheet, we depend on cash and due from banks, federal funds sold, loan and investment security payments, core deposits, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of clients.  Deposit levels and funding costs may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, changes in the liquidity needs of our depositors and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises.  If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Further, the availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. Any event that limits our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect our liquidity, financial position, and results of operations.

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

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

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2023, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

In the ordinary course of business, we and our vendors collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations and business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its customers. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, reimbursement of fraudulent transfers, disruption in operations and damage to our reputation, which could adversely affect our business. For additional discussion of our response to cybersecurity risk, please refer to Item 1C. “Cybersecurity” below.

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

As of December 31, 2023, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on the Company and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings.  Any of the foregoing could have a material adverse effect on our operations or financial condition.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. These regulations, which are intended to protect depositors and other customers and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth.

For example, the CFPB has recently pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. In 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices. The costs and limitations related to this additional regulatory scrutiny with respect to consumer product offerings and services may adversely affect the Company’s profitability.

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

Further, banks have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law and has increased our compliance costs in the short term. We expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. The ultimate impact of current or future legislation on our businesses and results of operations, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG-related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions and our information systems, the Company has implemented a comprehensive cybersecurity risk management program, which is a component of its overarching enterprise risk management program. Key components of the cybersecurity risk management program include:

●

A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.

●	A third-party Managed Detection and Response (“MDR”) service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
●

A team covering all critical cyber defense functions such as engineering, data protection, identity and access management, insider risk management, security operations, threat emulation and threat intelligence.

●	A training program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks.
●	An awareness program that keeps employees informed about cybersecurity threats and how to stay safe online.
●	An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.

The Company engages reputable third-party assessors to conduct various independent risk assessments on a regular basis, including but not limited to maturity assessments and various testing. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

Our Third-Party Risk Management program is designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

The Company’s cybersecurity risk management program and strategy are designed to protect the company's information and information systems from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to protect the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.

The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A. “Risk Factors” above.

Governance

Board of Directors Oversight

The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over the Company’s risk management framework, including oversight of cybersecurity risk and cybersecurity risk management, to the Technology Committee of the Board of Directors. The Technology Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Operations Officer and the Information Security Officer and provides periodic updates regarding cybersecurity risks and the cybersecurity program to the full Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.

Management's Role

The Company’s information security program is primarily administered at the management level by the Information Security Officer, and is supported by the Information Technology Department, which is led by the Chief Operations Officer. The Information Security Officer is responsible for day-to-day management of the Company’s information security program, including data loss prevention, access control, threat monitoring, incident response and employee education and training. The Company also maintains policies related to cybersecurity and data security that provide the required governance and technical aspects for the information security program. Each policy is mapped to applicable regulatory guidance, and is reviewed and approved by the Board annually.

Item 2.	Properties.

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Floyd, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2821	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office – 2681 Market Street NE, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 189 Boone Heights Drive, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 532 East Main Street, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-477-7010	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory – Mountain View Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Hickory – Viewmont Office – 1625 North Center Street, Hickory, NC	828-578-7499	Full service
Blacksburg – 1206 South Main Street, Blacksburg, VA	540-750-8800	Full service
Meadows of Dan – 3607 Jeb Stuart Highway, Meadows of Dan, VA	276-222-3091	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia.  The Bank also leases office space in Mooresville, North Carolina for a loan production office.  The Bank also leases a facility in Boone, North Carolina that is currently being renovated for a full service branch banking facility.  The Bank anticipates relocating its current Boone, North Carolina operations to this location in the second quarter of 2024.  The Bank also owns property in Floyd, Virginia that is at this time in the planning phase of being developed for a future full service branch banking facility.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “SLBK.”  As of March 26, 2024, there were 5,564,204 shares of the Company’s common stock outstanding, held by 1,301 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2023, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance. During 2023, 13,500 stock awards were issued.

Equity Compensation Plan Information

	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders:
2020 Equity Incentive Plan	-	$-	240,100
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	240,100

(1)	The Company does not have any equity compensation plans have not been approved by shareholders.

Stock Repurchases

In January 2019, the Board of Directors (“Board”) of the Company approved a stock repurchase plan.  The Board  has authorized an initial repurchase of up to 200,000 shares of its common stock from time to time for a period of two years ending in January 2021.  In May 2020, the Board amended the plan to increase the shares by 150,000, bringing the aggregate total to 350,000 shares of common stock.  In January 2021, the Board authorized the extension of the plan to January 2023. In January 2023, the Board authorized the extension of the 91,325 shares then-remaining in the plan to January 2025.  The Company intends to purchase shares periodically through privately negotiated transactions or in the open market in accordance with SEC rules.  The actual timing, number and value of shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions.  During 2022, we repurchased 12,000 shares of our common stock under our stock repurchase program at an average cost per share of $12.85 and a total cost of $154 thousand.  During 2023, we repurchased 46,712 shares of our common stock under our stock repurchase program at an average cost per share of $10.87 and a total cost of $508 thousand.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2023.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan

Purchased 10/1 through 10/31	5,000	$11.20	5,000	56,613
Purchased 11/1 through 11/30	12,000	$10.20	12,000	44,613
Purchased 12/1 through 12/31	-	$-	-	44,613
Total	17,000	$10.49	17,000

Item 6.	[Reserved]

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”) in which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”), on July 1, 2016. Upon completion of the Cardinal merger, the Bank of Floyd, a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On July 1, 2018, the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina, through the merger of Great State with and into the Bank, with the Bank as the surviving bank.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery, Roanoke, Patrick and Washington, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Iredell, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-seven full-service banking offices and two loan production offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System.

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

●	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;
●	the Company’s success at managing the risks involved in the foregoing; and
●	other factors identified in Item 1A. “Risk Factors” above.

Management’s Discussion and Analysis

The Company had net earnings of $9.7 million for 2023 compared to $10.3 million for 2022. Our financial performance in 2023 can be attributed in part to our team’s efforts that resulted in growth in the Bank’s core loan portfolio of $63.5 million, or 8.45%, during 2023. Earnings for the year ended December 31, 2023 represented a return on average assets of 0.96% and a return on average equity of 12.70%, compared to 1.01% and 13.35%, respectively, for the year ended December 31, 2022. The net interest margin was 3.76% in 2023, compared to 3.68% in 2022. As we look to 2024, we expect competition for deposits, increased interest expense, and higher operating costs to continue in the near term, and because of this we expect our entire industry to see continued pressure on earnings and margins.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2023 contain a summary of its significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for credit losses, and asset impairment judgments, such as the recoverability of intangible assets and credit losses on investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the loan balance, or a portion thereof, is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

Management’s Discussion and Analysis

Critical Accounting Policies, continued

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$5,701	$279	4.89%	$55,635	$788	1.42%
Federal funds sold	594	29	4.88%	8,307	29	0.35%
Investment securities	157,743	3,180	2.02%	159,196	3,063	1.92%
Loans [1,2]	782,215	39,877	5.10%	717,326	32,687	4.56%
Total	946,253	43,365		940,464	36,567
Yield on average interest-earning assets			4.58%			3.89%
Non interest-earning assets:
Cash and due from banks	16,971			18,992
Premises and equipment	31,634			32,261
Interest receivable and other	49,825			46,775
Allowance for credit losses	(6,807)			(5,985)
Unrealized gain/(loss) on securities	(25,961)			(17,028)
Total	65,662			75,015
Total assets	$1,011,915			$1,015,479

Interest-bearing liabilities:
Demand deposits	$209,115	600	0.29%	$242,751	365	0.15%
Savings deposits	169,309	169	0.10%	195,976	196	0.10%
Time deposits	230,103	5,848	2.54%	179,839	1,181	0.66%
Borrowings	21,524	1,150	5.34%	4,188	188	4.49%
Total	630,051	7,767		622,754	1,930
Cost on average interest-bearing liabilities			1.23%			0.31%

Non interest-bearing liabilities:
Demand deposits	298,985			311,032
Interest payable and other	6,495			4,663
Total	305,480			315,695
Total liabilities	935,531			938,449

Stockholder's equity:	76,384			77,030

Total liabilities and stockholder's equity	$1,011,915			$1,015,479

Net interest income		$35,598			$34,637

Net yield on interest-earning assets			3.76%			3.68%

1 Includes nonaccural loans

2 Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands

	2023 Compared to 2022			2022 Compared to 2021
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$(509)	$(802)	$293	$700	$671	$29
Federal funds sold	-	-	-	(15)	(25)	10
Investment securities	117	145	(28)	1,528	361	1,167
Loans	7,190	4,081	3,109	(402)	(2,167)	1,765
Total	6,798	3,424	3,374	1,811	(1,160)	2,971

Interest-bearing liabilities:
Demand deposits	235	277	(42)	67	(1)	68
Savings deposits	(27)	-	(27)	(2)	37	(39)
Time deposits	4,667	4,253	414	(666)	(531)	(135)
Borrowings	962	42	920	102	118	(16)
Total	5,837	4,572	1,265	(499)	(377)	(122)
Net interest income	$961	$(1,148)	$2,109	$2,310	$(783)	$3,093

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past two years and also provides yields and average balances.

For the year ended December 31, 2023 total interest income increased by $6.8 million compared to the year ended December 31, 2022.  The increase in interest income in 2023 was primarily due to an increase of $7.2 million in loan interest income in the year over year comparison.  Interest income on loans increased primarily due to the core loan growth of $63.5 million during 2023 in addition to interest rate increases throughout the year.  Total interest expense increased by $5.8 million in the year over year comparison.  Interest expense on deposits increased by $4.9 million during 2023 compared to 2022.  This increase was primarily a result of rate increases on deposit offerings due to competitive pressures and migration from lower cost deposits to time deposits.  Management anticipates that interest expense on deposits will continue to increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. The effects of changes in volumes and rates on net interest income in 2023 compared to 2022, and 2022 compared to 2021 are shown in Table 2 above.

The aforementioned factors led to an increase in net interest income of $961 thousand or 2.77% for 2023 as compared to 2022. The net yield on interest-earning assets increased by 8 basis points to 3.76% in 2023 compared to 3.68% in 2022.

Management’s Discussion and Analysis

Provision for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the loan balance, or a portion thereof, is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The provision for (recovery of) credit losses was a recovery of $50 thousand for the year ended December 31, 2023, compared to a provision of $606 thousand for the year ended December 31, 2022.  For December 31, 2023 the provision for credit losses consisted of a recovery of credit losses on loans of $93 thousand and a provision for credit losses on unfunded commitments of $43 thousand.  The decrease in credit loss provisions from 2022 to 2023 despite the overall growth in the loan portfolio was due to the improvement in credit quality on the loan portfolio.

The reserve for credit losses was approximately 0.82% and 0.83% of total loans as of December 31, 2023 and 2022, respectively. Management’s estimate of probable credit losses inherent in the acquired Great State and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2023 and 2022, the remaining unaccreted discount on the acquired loan portfolios totaled $527 thousand and $672 thousand, respectively. Management believes the provision and the resulting allowance for credit losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

The major components of noninterest income for the past two years are illustrated in Table 3.

For the year ended December 31, 2023 and 2022, noninterest income was $7.0 million and $6.3 million, respectively.  Included in noninterest income for the twelve months ended December 31, 2023 was $129 thousand related to loan hedge fees from a correspondent bank, a gain of $197 thousand on the sale leaseback of a branch location, $69 thousand from life insurance contracts, and net realized security losses of $16 thousand.  For the twelve months ended December 31, 2022, there was $217 thousand from life insurance contracts and $10 thousand from net realized losses on the sale of securities.  Excluding these items, noninterest income increased $541 thousand in the year over year comparison, primarily as a result of increased income from service charges on deposit accounts of $280 thousand, and an increase of ATM, credit and debit card income of $228 thousand, partially offset by a decrease of $144 thousand in mortgage origination income.  The mortgage department closed approximately $14.4 million of mortgage loans for the secondary market during 2023 compared to $23.0 million in 2022.  The decrease in loan volume is due to the increase in interest rates during 2023.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2023	2022

Service charges on deposit accounts	$2,186	$1,906
Increase in cash value of life insurance	576	513
Life insurance income	69	217
Mortgage originations fees	255	399
Safe deposit box rental	85	86
Gain (loss) on securities	(16)	(10)
ATM, credit and debit card income	2,852	2,624
Merchant services income	272	222
Investment services income	51	56
Exchange income	213	183
Other income	427	61
Total noninterest income	$6,970	$6,257

Other Expense

The major components of noninterest expense for the past two years are illustrated in Table 4.

Total noninterest expenses increased by $3.0 million, or 11.11% for the year ended December 31, 2023, compared to the year ended December 31, 2022, due in part to employee and branch costs associated with branch expansion.   Salary and benefit cost increased by $1.9 million from 2022 to 2023 due to personnel additions, routine salary adjustments, and increased pension and benefit costs.  Occupancy and equipment expenses increased by $379 thousand and data processing expense increased by $260 thousand in the year over year comparison primarily due to the branch expansion costs.  ATM/EFT expenses increased by $243 thousand due to increased debit card usage.  There was a decrease in core deposit intangible amortization of $109 thousand in the year-over-year comparison, which was offset by an increase in professional fees of $38 thousand and an increase in telephone expense of $74 thousand.  FDIC/OCC assessments increased by $105 thousand in the twelve-month comparison.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2023	2022

Salaries & wages	$12,503	$11,526
Share-based compensation	251	179
Payroll taxes	1,018	975
Employee benefits	2,932	2,143
Total personnel expense	16,704	14,823

Director fees	349	354
Occupancy expense	2,106	1,891
Other equipment expense	1,471	1,307
Data processing expense	2,231	1,971
FDIC/OCC assessments	733	628
Insurance	185	172
Professional fees	722	684
Advertising	768	657
Postage & freight	602	536
Supplies	237	228
Franchise tax	376	506
Telephone	556	482
Travel, dues & meetings	639	579
ATM/EFT expense	1,455	1,212
Other real estate owned expenses	9	71
Core deposit intangible amortization	369	478
Other expense	1,030	909
Total noninterest expense	$30,542	$27,488

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 71.75% in 2023 and 67.22% in 2022.

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

Income tax expense (substantially all Federal) was $2.4 million in 2023 and $2.5 million in 2022, resulting in effective tax rates of 19.7% and 19.7%, respectively. The decrease in income tax expense of $143 thousand in 2023 was primarily due to the decrease in income before taxes of $724 thousand in 2023 compared to 2022.

Net deferred tax assets of $5.0 million, and $5.7 million existed at December 31, 2023 and 2022 respectively. At December 31, 2023, net deferred tax assets included $4.8 million of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $366 thousand of deferred tax assets applicable to funded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Management’s Discussion and Analysis

Analysis of Financial Condition

Average earning assets increased $5.8 million, or 0.62%, from 2022 to 2023 due to asset growth primarily reflected in an increase in loans, which was funded by a decrease in federal funds sold and deposits in banks. Total earning assets represented 93.51% of total average assets in 2023 and 92.61% in 2022. The mix of average earning assets changed from 2022 to 2023 as average loans increased by $64.9 million, or 9.05%, and average investment securities decreased by $1.5 million, or 0.91%. Average federal funds sold and average deposits in banks decreased by $57.6 million, or 90.16%, from 2022 to 2023.

Table 5. Average Asset Mix (dollars in thousands)

	2023		2022
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$782,215	77.30%	$717,326	70.64%
Investment securities	157,743	15.59%	159,196	15.67%
Federal funds sold	594	0.06%	8,307	0.82%
Deposits in other banks	5,701	0.56%	55,635	5.48%
Total earning assets	946,253	93.51%	940,464	92.61%

Nonearning assets:
Cash and due from banks	16,971	1.68%	18,992	1.87%
Premises and equipment	31,634	3.13%	32,261	3.18%
Other assets	49,825	4.92%	46,775	4.61%
Allowance for credit losses	(6,807)	-0.67%	(5,985)	-0.59%
Unrealized loss on securities	(25,961)	-2.57%	(17,028)	-1.68%
Total nonearning assets	65,662	6.49%	75,015	7.39%
Total assets	$1,011,915	100.00%	$1,015,479	100.00%

Average loans for 2023 represented 77.30% of total average assets compared to 70.64% in 2022. Average federal funds sold decreased from 0.82% to 0.06% of total average assets while deposits in other banks decreased from 5.48% to 0.56% of total average assets over the same time period. Average investment securities decreased from 15.67% in 2022 to 15.59% of total average assets in 2023. The balances of nonearning assets to total average assets decreased from 7.39% to 6.49% in the annual comparison.

Management’s Discussion and Analysis

Loans

Average loans totaled $782.2 million for the year ended December 31, 2023. This represents an increase of $64.9 million, or 9.05%, from the average of $717.3 million for 2022. The increase was primarily due to organic core loan growth of $63.5 million during 2023.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 97.01% of the total loan portfolio at December 31, 2023. This is comparable to the 97.07% that the categories maintained at December 31, 2022. The amount of loans outstanding by type at December 31, 2023 and 2022 and the maturity distribution for variable and fixed rate loans as of December 31, 2023 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%

Construction and development	$53,473	6.54%	$49,728	6.59%
Residential, 1-4 families	327,098	40.00%	292,318	38.72%
Residential, 5 or more families	73,849	9.03%	66,208	8.77%
Farmland	25,598	3.13%	23,688	3.14%
Nonfarm, nonresidential	269,666	32.98%	263,664	34.93%
Total real estate	749,684	91.68%	695,606	92.15%

Agricultural	4,068	0.50%	2,380	0.31%
Commercial	43,613	5.33%	37,125	4.92%
Consumer	7,691	0.94%	7,902	1.05%
Other	12,648	1.55%	11,859	1.57%
Total	$817,704	100.00%	$754,872	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2023 (dollars in thousands)

	Real	Commercial &	Consumer	Total
	Estate	Agricultural	& Other	Amount	%

Fixed rate loans:
One year or less	$20,408	$3,375	$6,688	$30,471	3.73%
Over one to five years	44,336	20,448	8,242	73,026	8.93%
Over five years to 15 years	37,109	1,256	2,385	40,750	4.98%
Over 15 years	1,319	3	13	1,335	0.16%
Total fixed rate loans	$103,172	$25,082	$17,328	$145,582	17.80%

Variable rate loans:
One year or less	$25,077	$10,166	$733	$35,976	4.40%
Over one to five years	10,450	618	78	11,146	1.36%
Over five years to 15 years	137,605	11,596	1,914	151,115	18.48%
Over 15 years	473,380	219	286	473,885	57.96%
Total variable rate loans	$646,512	$22,599	$3,011	$672,122	82.20%

Total loans:
One year or less	$45,485	$13,541	$7,421	$66,447	8.13%
Over one to five years	54,786	21,066	8,320	84,172	10.29%
Over five years to 15 years	174,714	12,852	4,299	191,865	23.46%
Over 15 years	474,699	222	299	475,220	58.12%
Total loans	$749,684	$47,681	$20,339	$817,704	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 5.10% in 2023 compared to an average yield of 4.56% in 2022. The increase in yield during 2023 was due to core loan growth of $63.5 million in 2023 and an increase in interest rates during the year. Management anticipates that this loan growth, in addition to higher rates in the current year, will have a positive impact on both earning assets and loan yields.

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2023 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Management’s Discussion and Analysis

The total amortized cost of investment securities decreased by approximately $11.6 million from December 31, 2022 to December 31, 2023, while the average balance of investment securities carried throughout the year decreased by approximately $1.5 million from 2022 to 2023. The average yield of the investment portfolio increased to 2.02% for the year ended December 31, 2023 compared to 1.92% for 2022.

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2023
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Book Value 12/31/23	Market Value 12/31/23
Investment securities:
U.S. Treasury securities	$-	$2,511	$-	$-	$2,511	$2,446
U.S. Government agencies	-	4,763	20,402	-	25,165	21,438
Mortgage-backed securities	-	4,742	28,103	38,772	71,617	61,697
Corporate securities	-	1,500	-	-	1,500	1,442
State and municipal securities	250	5,983	19,543	23,560	49,336	40,366
Total	$250	$19,499	$68,048	$62,332	$150,129	$127,389

Weighted average yields (1):
U.S. Treasury securities	0.00%	2.53%	0.00%	0.00%	2.53%
U.S. Government agencies	0.00%	3.08%	1.69%	0.00%	1.95%
Mortgage-backed securities	0.00%	1.64%	1.34%	1.45%	1.81%
Corporate securities	0.00%	4.86%	0.00%	0.00%	4.86%
State and municipal securities	6.00%	2.14%	1.99%	2.40%	2.23%
Total	6.00%	2.51%	2.04%	1.81%	2.01%

(1)	Weighted average yields on investiment securities are based on amoritized cost and are calculated on tax equivalent bais.

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

Average total deposits for the year ended December 31, 2023 amounted to $907.5 million, which was a decrease of $22.1 million, or 2.38% from $929.6 million at December 31, 2022. Average core deposits totaled $841.4 million in 2023 representing a 5.81% decrease from the $893.4 million in 2022. The percentage of the Company’s average deposits that are interest-bearing increased to 67.1% in 2023 compared to 66.5% in 2022. This increase is due to the average demand deposits, which earn no interest, decreasing 3.87% from $311.0 million in 2022 to $299.0 million in 2023. Average deposits for the periods ended December 31, 2023 and 2022 are summarized in Table 9.

Management’s Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2023			December 31, 2022
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$133,460	14.7%	0.10%	$133,854	14.4%	0.09%
Money market	75,655	8.3%	0.61%	108,897	11.7%	0.22%
Savings	169,309	18.7%	0.10%	195,976	21.1%	0.10%
Individual retirement accounts	40,237	4.4%	1.43%	44,165	4.7%	0.88%
CD’s $250,000 or less	123,794	13.7%	2.40%	99,443	10.7%	0.55%
CD’s greater than $250,000	66,072	7.3%	3.48%	36,231	3.9%	0.68%
Total interest-bearing deposits	608,527	67.1%	1.09%	618,566	66.5%	0.28%
Noninterest-bearing deposits	298,985	32.9%	0.00%	311,032	33.5%	0.00%
Total deposits	$907,512	100.0%	0.73%	$929,598	100.0%	0.19%

The average balance of certificates of deposit issued in denominations of more than $250,000 increased by $29.8 million, or 82.36%, for the year ended December 31, 2023 compared to December 31, 2022. The strategy of management has been to support loan growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. However, during 2023, increased interest rates and competition for deposits led to a shift in deposit balances as customers moved funds from lower cost deposits to higher cost certificates of deposit. During 2023 average balances in lower cost deposits decreased by $72.4 million and higher cost individual retirement accounts and certificates of deposit increased by $50.3 million.

Estimated uninsured deposits totaled $275.9 million and $295.0 million at December 31, 2023 and December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits. Table 10 provides maturity information relating to uninsured time deposits at December 31, 2023.

Table 10. Estimated Uninsured Time Deposits Maturities (dollars in thousands)

Estimated Uninsured Time Deposits at December 31, 2023:

Remaining maturity of three months or less	$33,259
Remaining maturity over three months through six months	17,027
Remaining maturity over six months through twelve months	26,515
Remaining maturity over twelve months	1,759
Total estimated uninsured time deposits	$78,560

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $82.9 million at December 31, 2023 compared to $72.9 million at December 31, 2022. The increase of $10.0 million, or 13.64%, was due to earnings of $9.7 million, $3.6 million in other comprehensive income, less dividend payments of $2.4 million, common stock repurchases of $508 thousand, and a cumulative effect adjustment of $710 thousand out of retained earnings due to the January 1, 2023 adoption of the CECL model. Book value increased from $12.98 per share at December 31, 2022 to $14.84 per share at December 31, 2023.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.49% as of December 31, 2023.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2023	2022

Tier 1 Capital	$97,659	$90,878
Qualifying allowance for credit losses (limited to 1.25% of risk-weighted assets)	7,141	6,294
Total regulatory capital	$104,800	$97,172
Total risk-weighted assets	$839,129	$782,401

Tier 1 capital as a percentage of risk-weighted assets	11.6%	11.6%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	11.6%	11.6%
Total regulatory capital as a percentage of risk-weighted assets	12.5%	12.4%
Leverage ratio*	9.3%	8.8%

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

Table 12 provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of December 31, 2023 and 2022.

Table 12. Loan Loss Data (dollars in thousands)

	2023	2022

Allowance for credit losses	$6,739	$6,248
Total loans	$817,704	$754,872
Allowance for credit losses to total loans	0.82%	0.83%

Nonperforming loans:
Nonaccrual loans	$1,731	$1,634
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	1,731	1,634
Other real estate owned	-	235
Total nonperforming assets	$1,731	$1,869

Total nonperforming loans as a percentage to total loans	0.21%	0.22%
Total allowance for credit losses to nonperforming loans	389.31%	382.37%
Total nonperforming assets as a percentage to total assets	0.17%	0.19%
Total nonaccrual loans as a percentage to total loans	0.21%	0.22%
Total allowance for credit losses to nonaccrual loans	389.31%	382.37%

Total nonperforming loans were 0.21% and 0.22% of total outstanding loans as of December 31, 2023 and 2022, respectively.  The majority of the increase in nonaccrual loans from 2023 to 2022 came in the “consumer and other” category as a result of one large credit of $397 thousand being placed in nonaccrual status in 2023.  Nonaccrual loans in this category increased by $436 thousand.  Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.  For the years ended December 31, 2023 and 2022, interest income recognized on loans in nonaccrual status was approximately $12 thousand and $62 thousand, respectively.  Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $84 thousand and $88 thousand, respectively for the years ended December 31, 2023 and 2022.

Management’s Discussion and Analysis

There was no other real estate owned at December 31, 2023, compared to $235 thousand in other real estate owned at December 31, 2022. During the fourth quarter of 2022, a former full service branch facility was transferred to other real estate owned at a value of $235 thousand. Subsequent to December 31, 2022, the sale of the property settled on March 1, 2023. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in Item 8 of this annual report on Form 10-K.

As of December 31, 2023 and December 31, 2022, we had loans with a current principal balance of $3.5 million and $5.0 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of December 31, 2023 and December 31, 2022, respectively, potential problem loans classified as “Substandard” totaled $4.1 million and $4.3 million, respectively. As of December 31, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2023, loans past due 30-89 days and still accruing totaled $92 thousand compared to $236 thousand at December 31, 2022.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2023 totaled $1.8 million, or 0.22% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at December 31, 2023 and 0.83% of total loans at December 31, 2022.

Management’s Discussion and Analysis

Table 13 shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances. The allocation of the allowance for credit losses is detailed in Table 14.

Table 13. Analysis of Net Charge-Offs (dollars in thousands)

	December 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$1	$51,316	0.00%
Farmland	50	24,124	0.21%
Residential	1	379,748	0.00%
Commercial mortgage	11	263,211	0.00%
Commercial & agriculture	16	43,110	0.04%
Consumer & other	(87)	20,706	(0.42%)
Total	$(8)	$782,215	0.00%

	December 31, 2022
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$3	$45,934	0.01%
Farmland	-	24,188	0.00%
Residential	12	329,779	0.00%
Commercial mortgage	8	247,350	0.00%
Commercial & agriculture	16	47,792	0.03%
Consumer & other	(74)	22,283	(0.33%)
Total	$(35)	$717,326	0.00%

Table 14. Allocation of the Allowance for Credit Losses (dollars in thousands)

	December 31, 2023			December 31, 2022
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$910	1.70%	6.54%	$526	1.06%	6.59%
Farmland	154	0.60%	3.13%	259	1.09%	3.14%
Residential	3,167	0.79%	49.03%	2,820	0.79%	47.49%
Commercial mortgage	1,902	0.71%	32.98%	2,197	0.83%	34.93%
Commercial & agriculture	424	0.89%	5.83%	312	0.79%	5.23%
Consumer and other	182	0.89%	2.49%	134	0.68%	2.62%
Total	$6,739	0.82%	100.00%	$6,248	0.83%	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2023 and 2022 is as follows:

	2023	2022

Commitments to extend credit	$195,991	$163,250
Standby letters of credit	583	833
	$196,574	$164,083

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 11.9% at December 31, 2023 compared to 14.4% at December 31, 2022. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2023. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2023 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (nonasset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2023 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$4,808	$-	$-	$-	$4,808
Federal funds sold	474	-	-	-	474
Investments	1,447	256	9,066	116,620	127,389
Loans	126,108	43,767	478,009	169,820	817,704
Total	$132,837	$44,023	$487,075	$286,440	$950,375

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$136,305	$-	$-	$-	$136,305
Money market	70,669	-	-	-	70,669
Savings	152,666	-	-	-	152,666
Time deposits	93,021	132,637	38,329	-	263,987
Borrowings	25,000	2,500	-	-	27,500
Total	$477,661	$135,137	$38,329	$-	$651,127

Interest sensitivity gap	$(344,824)	$(91,114)	$448,746	$286,440	$299,248
Cumulative interest sensitivity gap	$(344,824)	$(435,938)	$12,808	$299,248	$299,248
Ratio of sensitivity gap to total earning assets	-36.3%	-9.6%	47.2%	30.2%	31.5%
Cumulative ratio of sensitivity gap to total earning assets	-36.3%	-45.9%	1.3%	31.5%	31.5%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 400 basis points up or down, as of December 31, 2023.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity
		Change	% Change
	Net	in Net	in Net		Market
Change in Interest Rates	Interest	Interest	Interest		Value
(Basis Points)	Income	Income	Income		of Equity

+400	$32,612	$(5,106)	(13.54%	)	$110,704
+300	33,851	(3,867)	(10.25%	)	126,310
+200	35,113	(2,605)	(6.91%	)	142,380
+100	36,453	(1,265)	(3.35%	)	159,148
0	37,718	-	-		170,920
-100	36,711	(1,007)	(2.67%	)	173,983
-200	35,207	(2,511)	(6.66%	)	169,410
-300	33,632	(4,086)	(10.83%	)	162,225
-400	32,195	(5,523)	(14.64%	)	152,623

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

Management’s Discussion and Analysis

Table 17. Financial Highlights1

	2023	2022	2021	2020	2019
Summary of Operations

Interest income	$43,365	$36,567	$34,756	$31,744	$30,802
Interest expense	7,767	1,930	2,429	3,440	2,869
Net interest income	35,598	34,637	32,327	28,304	27,933
(Recovery of) Provision for credit losses	(50)	606	723	1,189	655
Other income	6,970	6,257	6,568	5,297	4,915
Other expense	30,542	27,488	26,267	25,098	23,258
Income taxes	2,376	2,519	2,423	1,445	1,780
Net income	$9,700	$10,281	$9,482	$5,869	$7,155

Per Share Data

Net income	$1.74	$1.84	$1.59	$0.97	$1.16
Cash dividends declared	0.42	0.32	0.27	0.26	0.24
Book value	14.84	12.98	15.20	14.08	13.27

Year-end Balance Sheet Summary

Loans, net	$810,965	$748,624	$677,855	$659,195	$566,460
Investment securities	127,389	135,151	129,715	33,507	32,881
Total assets	1,045,843	997,734	995,848	855,387	706,290
Deposits	928,742	920,327	898,226	755,528	611,211
Stockholders’ equity	82,882	72,936	85,194	85,106	81,428

Selected Ratios

Return on average assets	0.96%	1.01%	1.01%	0.75%	1.05%
Return on average equity	12.70%	13.35%	10.98%	7.06%	9.10%
Dividend payout ratio	24.26%	17.48%	17.13%	26.96%	20.74%
Average equity to average assets	7.55%	7.59%	9.19%	10.60%	11.51%

[1]	In thousands of dollars, except per share data.

Item7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skyline Bankshares, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses - Loans

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $817.7 million and related allowance for credit losses of $6.7 million as of December 31, 2023. As described by the Company in Note 1, the Company measures expected credit losses for loans on a pooled basis by loan segment using a lifetime probability of default / loss given default methodology. Using this methodology, an estimate of probability of default and a lifetime loss rate is applied to each loan segment based on the Company’s loss history during the economic life cycle of the loan segments. The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors, which may increase or reduce reserve levels. Qualitative adjustments may be made to incorporate changes in asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured in the calculation. In addition, the Company incorporates reasonable and supportable forecasts in certain qualitative adjustments.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained an understanding of the internal controls relevant to determining the allowance for credit losses, including qualitative factor adjustments.
●

We tested the reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.

●

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.

●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 1995.

Charlotte, North Carolina

March 27, 2024

Consolidated Balance Sheets

December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Assets

Cash and due from banks	$16,811	$19,299
Interest-bearing deposits with banks	4,808	10,802
Federal funds sold	474	960
Total cash and cash equivalents	22,093	31,061
Investment securities available for sale	127,389	135,151
Restricted equity securities	3,338	1,950
Loans, net of allowance for credit losses of $6,739 at December 31, 2023 and $6,248 at December 31, 2022	810,965	748,624
Cash value of life insurance	22,909	22,484
Other real estate owned	-	235
Properties and equipment, net	31,183	31,753
Accrued interest receivable	3,463	2,979
Core deposit intangible	917	1,286
Goodwill	3,257	3,257
Deferred tax assets, net	5,046	5,744
Other assets	15,283	13,210
	$1,045,843	$997,734

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$305,115	$310,510
Interest-bearing	623,627	609,817
Total deposits	928,742	920,327

Borrowings	27,500	-
Accrued interest payable	531	95
Other liabilities	6,188	4,376
	962,961	924,798

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,584,204 and 5,617,416 issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Surplus	33,356	33,613
Retained earnings	68,866	62,229
Accumulated other comprehensive loss	(19,340)	(22,906)
	82,882	72,936
	$1,045,843	$997,734

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2023 and 2022

(dollars in thousands except share amounts)	2023	2022

Interest income
Loans and fees on loans	$39,877	$32,687
Interest-bearing deposits with banks	279	788
Federal funds sold	29	29
Interest on taxable securities	2,829	2,716
Interest on nontaxable securities	195	242
Dividends	156	105
	43,365	36,567
Interest expense
Deposits	6,617	1,742
Interest on borrowings	1,150	188
	7,767	1,930
Net interest income	35,598	34,637

(Recovery of) Provision for credit losses	(50)	606
Net interest income after (recovery of) provision for credit losses	35,648	34,031

Noninterest income
Service charges on deposit accounts	2,186	1,906
Other service charges and fees	3,473	3,171
Net realized losses on securities	(16)	(10)
Mortgage origination fees	255	399
Increase in cash value of life insurance	576	513
Life insurance income	69	217
Other income	427	61
	6,970	6,257
Noninterest expenses
Salaries and employee benefits	16,704	14,823
Occupancy and equipment	5,032	4,410
Data processing expense	2,231	1,971
FDIC Assessments	588	430
Advertising	768	657
Bank franchise tax	376	506
Director fees	349	354
Professional fees	722	684
Telephone expense	556	482
Core deposit intangible amortization	369	478
Other expense	2,847	2,693
	30,542	27,488
Income before income taxes	12,076	12,800

Income tax expense	2,376	2,519

Net income	$9,700	$10,281
Basic earnings per share	$1.74	$1.84
Weighted average shares outstanding	5,579,654	5,588,394
Dividends declared per share	$0.42	$0.32

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Net Income	$9,700	$10,281

Other comprehensive income (loss)

Net change in pension reserve:
Change in pension reserve during the year	744	(1,648)
Tax related to change in pension reserve	(156)	346

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the year	3,753	(24,650)
Tax related to unrealized (gains) losses	(788)	5,177
Reclassification of net realized losses during the year	16	10
Tax related to net realized losses	(3)	(2)

Total other comprehensive income (loss)	3,566	(20,767)

Total comprehensive income (loss)	$13,266	$(10,486)

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2023 and 2022

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2021	5,606,216	$-	$33,588	$53,745	$(2,139)	$85,194

Net income	-	-	-	10,281	-	10,281
Other comprehensive loss	-	-	-	-	(20,767)	(20,767)
Dividends paid ($0.32 per share)	-	-	-	(1,797)	-	(1,797)
Restricted stock Issued	14,500	-	-	-	-	-
Stock awards Issued	8,700	-	-	-	-	-
Share-based compensation	-	-	179	-	-	179
Common stock repurchased	(12,000)	-	(154)	-	-	(154)

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	9,700	-	9,700
Other comprehensive income	-	-	-	-	3,566	3,566
Dividends paid ($0.42 per share)	-	-	-	(2,353)	-	(2,353)
Stock awards Issued	13,500	-	-	-	-	-
Share-based compensation	-	-	251	-	-	251
Common stock repurchased	(46,712)	-	(508)	-	-	(508)

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Cash flows from operating activities
Net income	$9,700	$10,281
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,885	1,690
Amortization of core deposit intangible	369	478
Accretion of loan discount and deposit premium, net	(161)	(415)
(Recovery of) Provision for credit loss	(50)	606
Deferred income taxes	(55)	899
Net realized losses on securities	16	10
Accretion of discount on securities, net of amortization of premiums	140	236
Deferred compensation	163	166
Share-based compensation	251	179
Adjustment of carrying value of other real estate owned	-	72
Loss on sale of other real estate owned	6	-
(Gains) losses on sale or disposal of properties and equipment	(193)	6
Life insurance income	(69)	(217)
Changes in assets and liabilities:
Cash value of life insurance	(576)	(513)
Accrued interest receivable	(484)	(616)
Other assets	(84)	(2,123)
Accrued interest payable	436	22
Other liabilities	49	(131)
Net cash provided by operating activities	11,343	10,630

Cash flows from investing activities
Activity in available for sale securities:
Purchases	-	(45,181)
Sales	4,427	2,507
Maturities/calls/paydowns	6,948	12,352
(Purchases) redemption of restricted equity securities	(1,388)	21
Net increase in loans	(62,694)	(71,010)
Purchases of life insurance contracts	-	(3,500)
Proceeds from life insurance contracts	220	496
Proceeds from sale of other real estate owned	229	-
Purchases of property and equipment	(2,843)	(3,795)
Proceeds from sale of property and equipment	1,721	895
Net cash used in investing activities	(53,380)	(107,215)

Cash flows from financing activities
Net increase in deposits	8,430	22,151
Bank term funding program advances	2,500	-
Net change in FHLB advances	25,000	(5,000)
Advance on short-term line of credit	-	150
Payment on short-term line of credit	-	(3,350)
Common stock repurchased	(508)	(154)
Dividends paid	(2,353)	(1,797)
Net cash provided by financing activities	33,069	12,000
Net (decrease) increase in cash and cash equivalents	(8,968)	(84,585)

Cash and cash equivalents, beginning	31,061	115,646
Cash and cash equivalents, ending	$22,093	$31,061

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Supplemental disclosure of cash flow information
Interest paid	$7,331	$1,908
Taxes paid	$2,320	$1,218

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$2,978	$(19,465)
Effect on equity of change in funded pension liability	$588	$(1,302)
Transfer of bank property to other real estate owned	$-	$307
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,562	$327
Cumulative effect of adoption of credit losses standard, net of tax	$(710)	$-

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

The Company was incorporated as a Virginia corporation on November 2, 2015.  The Company was formed as a business combination shell company for the purpose of completing a business combination transaction between Grayson Bankshares, Inc. (“Grayson”) and Cardinal Bankshares Corporation (“Cardinal”) in which which Grayson and Cardinal merged with and into the Company, with the Company as the surviving corporation (the “Cardinal merger”), on July 1, 2016.  Upon completion of the Cardinal merger, the Bank of Floyd (“Floyd”), a wholly-owned subsidiary of Cardinal, was merged with and into the Bank (formerly Grayson National Bank), a wholly-owned subsidiary of Grayson.  Effective March 13, 2017, the Bank changed its name to Skyline National Bank.

On July 1, 2018, the Company acquired Great State Bank (“Great State”), based in Wilkesboro, North Carolina, through the merger of Great State with and into the Bank, with the Bank as the surviving bank.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery, Roanoke, Patrick and Washington, and the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Iredell, Watauga, Wilkes, and Yadkin, and the surrounding areas, through twenty-seven full-service banking offices and two loan production offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System.

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

Accounting Standards Adopted in 2023, continued

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

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions, which includes forecasted future economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The adoption of ASC 326 eliminated the accounting guidance for troubled debt restructurings by creditors and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. For information related to modifications made to borrowers experiencing financial difficulty after the adoption of ASC 326 and information regarding troubled debt restructurings before the adoption of ASC 326, see Note 5 to the consolidated financial statements.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $641 thousand at December 31, 2023 and was excluded from the estimate of credit losses.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.8 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the loan balance, or a portion thereof, is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Lifetime of Probability of Default / Loss Given Default (“Lifetime PD/LGD”) methodology because of the historical loss information the Company has on its loan portfolio, which is less subjective in nature, than the other methodologies available. In addition, this methodology is less reliant on qualitative factors versus the other methodologies and the previously used incurred loss model. Under this methodology an estimate of probability of default and a lifetime loss rate is applied to the portfolio segment based on the loss history during the economic life cycle of these type of loans.

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

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured. The Company has designated 5 year treasury yield, fed funds rates, and national unemployment as its forecast variables for a period of 12 months. These forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

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

	Years

Buildings and improvements	40	-	40
Furniture and equipment	5	-	12

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

As of December 31, 2023, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 15 to the consolidated financial statements.

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

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2023 and 2022 amounted to $2.2 million and $1.9 million, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the years ended December 31, 2023 and 2022 amounted to $255 thousand and $399 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the years ended December 31, 2023 and 2022 amounted to $2.9 million and $2.8 million, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the years ended December 31, 2023 and 2022, the Company received $52 thousand and $56 thousand, respectively in income from these services.

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2023 and 2022 amounted to $768 thousand and $657 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2023 and 2022, there were no dilutive instruments.

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2021	$(1,477)	$(662)	$(2,139)
Other comprehensive income (loss) before Reclassifications	(19,473)	(1,302)	(20,775)
Amounts reclassified from accumulated other comprehensive loss	8	-	8
Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before Reclassifications	2,965	588	3,553
Amounts reclassified from accumulated other comprehensive loss	13	-	13
Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)

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

In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (“LIBOR”) tenors were not discontinued as of December 31, 2021, and some tenors were published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Board of Governors of the Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020, therefore, there were no required reserve balances as of December 31, 2023 and  December 31, 2022.

Notes to Consolidated Financial Statements

Note 3.  Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2023 and 2022 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of December 31, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
Available for sale:
U.S. Treasury securities	$2,511	$-	$(65)	$2,446
U.S. Government agencies	25,165	-	(3,727)	21,438
Mortgage-backed securities	71,617	-	(9,920)	61,697
Corporate securities	1,500	-	(58)	1,442
State and municipal securities	49,336	9	(8,979)	40,366
	$150,129	$9	$(22,749)	$127,389
December 31, 2022
Available for sale:
U.S. Treasury securities	$4,980	$-	$(146)	$4,834
U.S. Government agencies	25,025	-	(4,179)	20,846
Mortgage-backed securities	78,755	-	(11,485)	67,270
Corporate securities	1,500	-	-	1,500
State and municipal securities	51,400	16	(10,715)	40,701
	$161,660	$16	$(26,525)	$135,151

Restricted equity securities totaled $3.3 million at December 31, 2023 and $2.0 million at December 31, 2022. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded at December 31, 2023 and was not required at December 31, 2022. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,446	$(65)	2,446	$(65)
U.S. Government agencies	-	-	21,438	(3,727)	21,438	(3,727)
Mortgage-backed securities	5	-	61,692	(9,920)	61,697	(9,920)
Corporate securities	1,442	(58)	-	-	1,442	(58)
State and municipal securities	1,216	(310)	38,181	(8,669)	39,397	(8,979)
Total securities available for sale	$2,663	$(368)	$123,757	$(22,381)	$126,420	$(22,749)

December 31, 2022
Available for sale:
U.S. Treasury securities	$4,834	$(146)	$-	$-	$4,834	$(146)
U.S. Government agencies	8,563	(1,227)	12,282	(2,952)	20,845	(4,179)
Mortgage-backed securities	27,796	(2,756)	39,467	(8,729)	67,263	(11,485)
State and municipal securities	15,234	(2,633)	24,492	(8,082)	39,726	(10,715)
Total securities available for sale	$56,427	$(6,762)	$76,241	$(19,763)	$132,668	$(26,525)

Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

At December 31, 2023, 81 investment securities with unrealized losses had depreciated 15.25 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

Proceeds from sales of investment securities available for sale were $4.4 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. There were no called securities for the year ended December 31, 2023. Proceeds from called securities totaled $1.7 million for the year ended December 31, 2022. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2023	2022

Realized gains	$12	$-
Realized losses	(28)	(10)
	$(16)	$(10)

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at December 31, 2023, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$250	$256
Due after one year through five years	19,499	18,265
Due after five years through ten years	68,048	58,446
Due after ten years	62,332	50,422
	$150,129	$127,389

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $36.0 million and $33.7 million at December 31, 2023 and 2022, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Real Estate Secured:
Construction & development	$53,473	$49,728
Farmland	25,598	23,688
Residential	400,947	358,526
Commercial mortgage	269,666	263,664
Non-Real Estate Secured:
Commercial & agricultural	47,681	39,505
Consumer & other	20,339	19,761
Total loans	817,704	754,872
Allowance for credit losses	(6,739)	(6,248)
Loans, net of allowance for credit losses	$810,965	$748,624

Included in total loans above are deferred loan fees of $1.4 million and $1.1 million at December 31, 2023 and December 31, 2022, respectively. Deferred loan costs were $4.7 million and $4.1 million, at December 31, 2023 and December 31, 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to schedule maturities and unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $2.8 million at December 31, 2023 and $2.6 million at December 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets.

As of December 31, 2023 and 2022, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the year ended December 31, 2023, was due to the initial adoption of the CECL methodology and an increase in loan volume during the year and changes in the Company’s forecast variables during the year ended December 31, 2023.

The following tables summarizes the activity related to the allowance for credit losses for the year ended December 31, 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(110)	(110)
Recoveries	1	50	1	11	16	23	102
Provision	(25)	(47)	67	(187)	12	87	(93)
Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods. The following table presents activity in the allowance by loan category and information on the loans evaluated individually for impairment and collectively evaluated for impairment as of December 31, 2022:

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total
December 31, 2022
Allowance for loan losses:
Beginning Balance	$484	$315	$2,521	$1,908	$321	$128	$5,677
Charge-offs	-	-	-	-	(14)	(114)	(128)
Recoveries	3	-	12	8	30	40	93
Provision	39	(56)	287	281	(25)	80	606
Ending Balance	$526	$259	$2,820	$2,197	$312	$134	$6,248

Ending balance: individually evaluated for impairment	$4	$-	$-	$-	$-	$-	$4
Ending balance: collectively evaluated for impairment	$522	$259	$2,820	$2,197	$312	$134	$6,244

Loans outstanding:
Ending Balance	$49,728	$23,688	$358,526	$263,664	$39,505	$19,761	$754,872
Ending balance: individually evaluated for impairment	$313	$-	$-	$382	$-	$-	$695
Ending balance: collectively evaluated for impairment	$49,415	$23,688	$358,410	$263,194	$39,505	$19,761	$753,973
Ending balance: purchased credit impaired loans	$-	$-	$116	$88	$-	$-	$204

As of December 31, 2022, the Bank had no unallocated reserves included in the allowance for loan losses.

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of December 31, 2023 and December 31, 2022, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2023 and December 31, 2022:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2023
Real Estate Secured:
Construction & development	$53,444	$-	$-	$29	$53,473
Farmland	23,329	-	737	1,532	25,598
Residential	400,432	213	36	266	400,947
Commercial mortgage	265,441	2,329	202	1,694	269,666
Non-Real Estate Secured:
Commercial & agricultural	47,481	-	24	176	47,681
Consumer & other	19,903	-	-	436	20,339
Total	$810,030	$2,542	$999	$4,133	$817,704

December 31, 2022
Real Estate Secured:
Construction & development	$49,384	$-	$-	$344	$49,728
Farmland	21,156	814	468	1,250	23,688
Residential	356,327	947	499	753	358,526
Commercial mortgage	259,529	2,130	153	1,852	263,664
Non-Real Estate Secured:
Commercial & agricultural	39,410	13	-	82	39,505
Consumer & other	19,761	-	-	-	19,761
Total	$745,567	$3,904	$1,120	$4,281	$754,872

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	To Term	Total

Construction & development
Pass	$15,743	$8,291	$12,945	$1,742	$2,552	$6,492	$5,679	$-	$53,444
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	29	-	-	-	-	-	29
Total construction & development	$15,743	$8,291	$12,974	$1,742	$2,552	$6,492	$5,679	$-	$53,473

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$4,750	$2,376	$1,448	$2,764	$1,365	$9,019	$1,607	$-	$23,329
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	637	100	-	737
Substandard	-	-	-	-	8	1,507	17	-	1,532
Total farmland	$4,750	$2,376	$1,448	$2,764	$1,373	$11,163	$1,724	$-	$25,598

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$56,921	$99,100	$54,974	$46,877	$17,527	$63,461	$60,520	$1,052	$400,432
Watch	-	-	-	213	-	-	-	-	213
Special Mention	-	-	-	9	-	27	-	-	36
Substandard	-	-	-	-	-	252	-	14	266
Total residential	$56,921	$99,100	$54,974	$47,099	$17,527	$63,740	$60,520	$1,066	$400,947

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$36,852	$53,022	$49,799	$41,429	$22,069	$58,119	$4,048	$103	$265,441
Watch	-	-	-	2,081	-	248	-	-	2,329
Special Mention	-	-	-	-	-	202	-	-	202
Substandard	-	-	86	-	-	1,209	399	-	1,694
Total residential	$36,852	$53,022	$49,885	$43,510	$22,069	$59,778	$4,447	$103	$269,666

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$12,056	$6,579	$4,931	$1,610	$573	$1,624	$20,079	$29	$47,481
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	24	-	-	-	24
Substandard	-	4	-	-	25	147	-	-	176
Total commercial & agricultural	$12,056	$6,583	$4,931	$1,610	$622	$1,771	$20,079	$29	$47,681

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$9,836	$2,866	$2,410	$229	$799	$3,025	$738	$-	$19,903
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	397	-	-	39	-	-	436
Total consumer & other	$9,836	$2,866	$2,807	$229	$799	$3,064	$738	$-	$20,339

Current period gross write-offs	$27	$33	$14	$8	$5	$23	$-	$-	$110

Total loans
Pass	$136,158	$172,234	$126,507	$94,651	$44,885	$141,740	$92,671	$1,184	$810,030
Watch	-	-	-	2,294	-	248	-	-	2,542
Special Mention	-	-	-	9	24	866	100	-	999
Substandard	-	4	512	-	33	3,154	416	14	4,133
Total loans	$136,158	$172,238	$127,019	$96,954	$44,942	$146,008	$93,187	$1,198	$817,704

Total Current period gross write-offs	$27	$33	$14	$8	$5	$23	$-	$-	$110

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans

Construction & development	$-	$29	$29	$344
Farmland	314	86	400	94
Residential	-	221	221	565
Commercial mortgage	339	176	515	622
Commercial & agricultural	-	130	130	9
Consumer & other	398	38	436	-
Total	$1,051	$680	$1,731	$1,634

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the year ended December 31, 2023:

(dollars in thousands)	2023

Construction & development	$-
Farmland	-
Residential	16
Commercial mortgage	-
Commercial & agricultural	-
Consumer & other	6
Total Loans	$22

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of December 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

December 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$53,444	$53,473
Farmland	-	-	-	400	25,198	25,598
Residential	-	45	-	221	400,681	400,947
Commercial mortgage	-	-	-	515	269,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	35	-	-	130	47,516	47,681
Consumer & other	12	-	-	436	19,891	20,339
Total	$47	$45	$-	$1,731	$815,881	$817,704

The following table presents an aging analysis of past due loans by category as December 31, 2022:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

December 31, 2022
Real Estate Secured:
Construction & development	$-	$-	$-	$344	$49,384	$49,728
Farmland	4	-	-	94	23,590	23,688
Residential	90	137	-	565	357,734	358,526
Commercial mortgage	-	-	-	622	263,042	263,664
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	9	39,496	39,505
Consumer & other	5	-	-	-	19,756	19,761
Total	$99	$137	$-	$1,634	$753,002	$754,872

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Collateral Dependent Loans

Loans that do not share risk characteristics within the their respective loan pools are individually evaluated. The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of December 31, 2023:

(dollars in thousands)	2023

Construction & development	$-
Farmland	-
Residential	-
Commercial mortgage	339
Commercial & agricultural	-
Consumer & other	-
Total Loans	$339

Purchased Credit Deteriorated

There were no purchased credit deteriorated loans acquired during the years ended December 31, 2023 and 2022, respectively.

During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. There was no accretable yield on purchased credit impaired loans for the period presented. The carrying amount of those loans at December 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	2023	2022

Residential	$99	$116
Commercial mortgage	77	88
Outstanding balance	$176	$204

Carrying amount	$176	$204

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

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

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of December 31, 2022:

Impaired Loans

(dollars in thousands)	Recorded Investment[1]	Unpaid Principal Balance	Related Allowance

December 31, 2022
With no related allowance recorded:
Construction & development	$203	$203	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	381	395	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Subtotal	584	598	-

With an allowance recorded:
Construction & development	119	119	4
Farmland	355	371	15
Residential	1,885	2,043	96
Commercial mortgage	66	66	3
Commercial & agricultural	24	24	1
Consumer & other	-	-	-
Subtotal	2,449	2,623	119

Totals:
Construction & development	322	322	4
Farmland	355	371	15
Residential	1,885	2,043	96
Commercial mortgage	447	461	3
Commercial & agricultural	24	24	1
Consumer & other	-	-	-
Total	$3,033	$3,221	$119

[1]	Recorded investment is the loan balance, net of any charge-offs

The following table shows the average recorded investment and interest income recognized for impaired loans for the year ended December 31, 2022:

	December 31, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized

Construction & development	$645	$55
Farmland	372	23
Residential	2,124	133
Commercial mortgage	464	21
Commercial & agricultural	28	2
Consumer & other	-	-
Total	$3,633	$234

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

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

The following table shows the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Combination – Term Extension & Interest Rate Reduction
	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Construction & development	$-	-%
Farmland	-	-%
Residential	592	0.15%	Average interest rate reduced from 8.13% to 6.13%. Added an average of 4.39 years to the life of the loans, which resulted in reduced payment.
Commercial mortgage	-	-%
Commercial & agricultural	-	-%
Consumer & other	398	1.96%	Reduced interest rate from 9.50% to 7.00%. Added 0.61 years to the life of the loan.
Total	$990

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

Notes to Consolidated Financial Statements

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	592	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	398	-	-
Total	$990	$-	$-

Troubled Debt Restructuring

Prior to the adoption of ASC 326 on January 1, 2023, the Bank utilized the incurred loss methodology that required the Bank to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans." A troubled debt restructured loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of December 31, 2022 before the adoption of ASC 326:

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended December 31, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for credit losses - unfunded commitments	43
Balance, December 31, 2023	$402

Notes to Consolidated Financial Statements

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2023 and 2022, are as follows:

(dollars in thousands)	2023	2022

Land	$8,478	$8,429
Buildings and improvements	25,831	25,835
Furniture and equipment	14,126	13,221
	48,435	47,485

Less accumulated depreciation	(17,252)	(15,732)
	$31,183	$31,753

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $1.9 million and $1.7 million, respectively.

Note 7. Goodwill and Intangible Assets

An analysis of goodwill during the years ended December 31, 2023 and 2022 is as follows:

(dollars in thousands)	2023	2022

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	2023	2022

Balance at beginning of year, net	$1,286	$1,764
Amortization expense	(369)	(478)
Net book value	$917	$1,286

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

For the year ended December 31, 2024	$262
For the year ended December 31, 2025	154
For the year ended December 31, 2026	96
For the year ended December 31, 2027	81
For the year ended December 31, 2028	68
Thereafter	256
Total	$917

Notes to Consolidated Financial Statements

Note 8.  Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right of use asset. In August 2023 the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $197 thousand and as a result entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction. The Company renewed an operating lease during 2022 and recognized a right-of-use asset and lease liability on the renewal.

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

(dollars in thousands)	2023	2022

Lease liabilities	$1,983	$739
Right-of-use assets	$2,073	$739
Weighted average remaining lease term (years)	7.45	5.59
Weighted average discount rate	3.98%	2.75%

(dollars in thousands)	2023	2022

Lease Expense
Operating lease expense	$273	$158
Short-term lease expense	17	8
Total lease expense	$290	$166

Cash paid for amounts included in lease liabilities	$268	$158

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2024	$388
Twelve months ending December 31, 2025	352
Twelve months ending December 31, 2026	293
Twelve months ending December 31, 2027	257
Twelve months ending December 31, 2028	231
Thereafter	798
Total undiscounted cash flows	$2,319
Less discount	(336)
Lease liabilities	$1,983

Notes to Consolidated Financial Statements

Note 9.  Deposits

The following table presents the composition of deposits at December 31, 2023 and December 31, 2022:

(dollars in thousands)	2023	2022

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$136,305	$144,540
Money market	70,669	87,012
Savings	152,666	194,723
Time deposits	263,987	183,542
Total interest-bearing deposits	623,627	609,817
Noninterest-bearing deposits	305,115	310,510
Total deposits	$928,742	$920,327

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2023 and 2022 was $78.6 million, and $49.5 million, respectively.

At December 31, 2023, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2024	$225,658
2025	19,197
2026	9,171
2027	5,894
2028	4,067
After Five Years	-
Total	$263,987

Note 10.  Short-Term Borrowings

At December 31, 2023, the Bank had a $25.0 million FHLB advance outstanding at a rate of 5.45%, with a maturity date of January 10, 2024, that was classified as short-term. At December 31, 2023, the Bank had a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program outstanding at a rate of 5.46%, with a maturity date of August 2, 2024, that was classified as short-term. The Bank had no borrowings outstanding classified as short-term at December 31, 2022.

At December 31, 2023, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed.  In addition, the Bank has the ability to borrow up to approximately $229.2 million from the FHLB, subject to the pledging of collateral.

Note 11.  Long-Term Borrowings

At December 31, 2023 and 2022, the Bank had no borrowings outstanding classified as long-term.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2023 and 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of December 31, 2023 and 2022, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2023

Financial Instruments – Assets
Net Loans	$810,965	$775,246	$-	$-	$775,246

Financial Instruments – Liabilities
Time Deposits	263,987	260,590	-	260,590	-
FHLB Advances	25,000	24,999	-	24,999	-
Federal Reserve’s Bank Term Funding Program Advances	2,500	2,500	-	2,500	-

December 31, 2022

Financial Instruments – Assets
Net Loans	$748,624	$702,549	$-	$-	$702,549

Financial Instruments – Liabilities
Time Deposits	183,542	181,525	-	181,525	-

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

Notes to Consolidated Financial Statements

Note 12.  Financial Instruments, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of December 31, 2023 and December 31, 2022.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. There was a former bank premise valued at $235 thousand in other real estate owned at December 31, 2022 and there was no other real estate owned held as of December 31, 2023.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Investment securities available for sale
U.S. Treasury securities	$2,446	$-	$2,446	$-
U.S. Government agencies	21,438	-	21,438	-
Mortgage-backed securities	61,697	-	61,697	-
Corporate securities	1,442	-	1,442	-
State and municipal securities	40,366	-	40,366	-
Total assets at fair value	$127,389	$-	$127,389	$-

December 31, 2022
Investment securities available for sale
U.S. Treasury securities	$4,834	$-	$4,834	$-
U.S. Government agencies	20,846	-	20,846	-
Mortgage-backed securities	67,270	-	67,270	-
Corporate securities	1,500	-	1,500	-
State and municipal securities	40,701	-	40,701	-
Total assets at fair value	$135,151	$-	$135,151	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2023 or 2022. There were no significant transfers between levels during the years ended December 31, 2023 or 2022.

Notes to Consolidated Financial Statements

Note 12.  Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2023 and 2022. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Individually evaluated loans	$1,635	$-	$-	$1,635
Other real estate owned	-	-	-	-
Total assets at fair value	$1,635	$-	$-	$1,635

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2022
Impaired loans	$173	$-	$-	$173
Other real estate owned	235	-	-	235
Total assets at fair value	$408	$-	$-	$408

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$1,635	$-	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Impaired Loans	$-	$173	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$235	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Notes to Consolidated Financial Statements

Note 13.  Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $71 thousand and $103 thousand at December 31, 2023 and 2022, respectively. Expense charged against income and included in salary and benefits expense was $7 thousand and $9 thousand in 2023 and 2022, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017 and 2022. The plans provide for annual payments ranging from $12,857 to $88,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $881 thousand and $640 thousand at December 31, 2023 and 2022, respectively. Expense charged against income and included in salary and benefits expense was $241 thousand in 2023 and 2022, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $555 thousand and $601 thousand at December 31, 2023 and 2022, respectively. Charges to income amounted to approximately $23 thousand and $25 thousand for 2023 and 2022, respectively. These plans are unfunded; however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Note 14.  Employee Benefit Plans

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2023	2022

Change in benefit obligation
Benefit obligation at beginning of year	$3,187	$5,830
Interest cost	142	147
Actuarial gain	92	(1,327)
Benefits paid	(438)	(1,499)
Settlement (gain) loss	(24)	36
Benefit obligation at end of year	2,959	3,187
Change in plan assets
Fair value of plan assets at beginning of year	7,168	11,081
Actual return on plan assets	803	(2,414)
Benefits paid	(438)	(1,499)
Fair value of plan assets at end of year	7,533	7,168
Funded status at the end of the year	$4,574	$3,981

Notes to Consolidated Financial Statements

Note 14.  Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2023	2022

Amounts recognized in the Balance Sheet
Prepaid benefit cost	$6,316	$6,467
Unrecognized net actuarial loss	(1,742)	(2,486)
Amount recognized in other assets	$4,574	$3,981

Amounts recognized in accumulated comprehensive loss
Unrecognized net actuarial loss	$(1,742)	$(2,486)
Deferred taxes	366	522
Amount recognized in accumulated comprehensive loss, net	$(1,376)	$(1,964)

Prepaid benefit detail
Benefit obligation	$(2,959)	$(3,187)
Fair value of assets	7,533	7,168
Unrecognized net actuarial loss	1,742	2,486
Prepaid benefit cost	$6,316	$6,467

Components of net periodic pension cost
Interest cost	$142	$147
Expected return on plan assets	(478)	(741)
Recognized net loss due to settlement	292	216
Recognized net actuarial loss	195	-
Net periodic benefit expense	$151	$(378)

Additional disclosure information
Accumulated benefit obligation	$2,959	$3,187
Vested benefit obligation	$2,959	$3,187
Discount rate used for net periodic pension cost	5.00%	2.75%
Discount rate used for disclosure	4.75%	5.00%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	8	9

Using the same fair value hierarchy described in Note 12, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Mutual funds – equities	$3,842	$3,842	$-	$-
Mutual funds – fixed income	3,691	3,691	-	-
Total assets at fair value	$7,533	$7,533	$-	$-

December 31, 2022
Mutual funds – equities	$3,727	$3,727	$-	$-
Mutual funds – fixed income	3,441	3,441	-	-
Total assets at fair value	$7,168	$7,168	$-	$-

Notes to Consolidated Financial Statements

Note 14.  Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2024	$713
2025	61
2026	288
2027	265
2028	156
2029	–	2033	955
$2,438

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2023 and there is no required contribution for 2024. Based on this we do not anticipate making a contribution to the plan in 2024.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2023 and 2022, by asset category are as follows:

	2023	2022

Mutual funds – fixed income	49%	48%
Mutual funds – equity	51%	52%
Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2023 Valuation	2022 Valuation
Source	Report	Report

Bank of Floyd Plan	100.09%	105.50%

Employer Contributions

Plan expenses paid by the Company totaled approximately $37 thousand and $39 thousand for the years ended December 31, 2023 and 2022, respectively.

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $396 thousand and $379 thousand related to the defined contribution plan for the years ended December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements

Note 15.  Share-Based Compensation

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of December 31, 2023, 59,900 shares have been issued under the Equity Plan, leaving 240,100 shares available for future grants.

On February 18, 2022, 14,500 restricted stock awards were issued with a fair value of $13.00 per share.  These awards vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026.  For the years ended December 31, 2023 and 2022, $99 thousand and $80 thousand, respectively, was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of December 31, 2023, the unrecognized compensation expense related to unvested restricted stock awards was $131 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.42 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2021	10,875	$11.30
Granted	14,500	13.00
Vested	(6,525)	12.13	$80
Forfeited	-	-
Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(8,225)	12.21	$99
Forfeited	-	-
Unvested as of December 31, 2023	10,625	$12.54

On December 29, 2023, 13,500 stock awards were issued with a fair value of $11.24 per share to non-employee directors, which immediately vested.  For the year ended December 31, 2023, $152 thousand was recognized as compensation expense related to share-based compensation for these stock awards.  On December 31, 2022, 8,700 stock awards were issued with a fair value of $11.35 per share to non-employee directors, which immediately vested.  For the year ended December 31, 2022, $99 thousand was recognized as compensation expense related to share-based compensation for these stock awards.

Notes to Consolidated Financial Statements

Note 16.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2023	2022

Current	$2,431	$1,620
Deferred	(55)	899
	$2,376	$2,519

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

(dollars in thousands)	2023	2022

Tax at statutory federal rate	$2,536	$2,688
Tax exempt interest income	(69)	(88)
Tax exempt insurance income	(135)	(153)
State income tax, net of federal benefit	80	72
Other	(36)	-
	$2,376	$2,519

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2023 and 2022 are summarized as follows:

(dollars in thousands)	2023	2022

Deferred tax assets
Allowance for credit losses	$1,545	$1,347
Acquired loan credit mark	114	145
Deferred compensation	326	302
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	44	43
Minimum pension liability	366	522
Net operating loss carryforward	1,221	1,333
Nonaccrual interest income	313	324
Net unrealized losses on securities available for sale	4,775	5,567
Other	4	11
	$8,708	$9,594
Deferred tax liabilities
Deferred loan origination costs	707	642
Core deposit intangible	198	277
Accrued pension costs	1,367	1,395
Depreciation	1,326	1,452
Other real estate owned	-	51
Accretion of discount on investment securities, net	64	33
	$3,662	$3,850
Net deferred tax asset	$5,046	$5,744

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2020 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2023 and 2022. The net operating loss of approximately $5.8 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

Aggregate 2023 and 2022 loan transactions with related parties were as follows:

(dollars in thousands)	2023	2022

Balance, beginning	$10,029	$9,140
New loans	2,231	4,368
Repayments	(2041)	(3,479)
Change in relationship	(94)	-
Balance, ending	$10,125	$10,029

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $12.5 million, and $15.9 million at December 31, 2023 and 2022, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2023 and 2022 is as follows:

(dollars in thousands)	2023	2022

Commitments to extend credit	$195,991	$163,250
Standby letters of credit	583	833
	$196,574	$164,083

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $10.5 million at December 31, 2023. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2023.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 4.49% as of December 31, 2023.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2023 and 2022.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk weighted assets)	$104,800	12.49%	$67,130	8.00%	$83,913	10.00%
Tier 1 Capital (to risk weighted assets)	$97,659	11.64%	$50,348	6.00%	$67,130	8.00%
Common Equity Tier 1 (to risk weighted assets)	$97,659	11.64%	$37,761	4.50%	$54,543	6.50%
Tier 1 Capital (to average total assets)	$97,659	9.26%	$42,199	4.00%	$52,749	5.00%

December 31, 2022
Total Capital (to risk weighted assets)	$97,172	12.42%	$62,592	8.00%	$78,240	10.00%
Tier 1 Capital (to risk weighted assets)	$90,878	11.62%	$46,944	6.00%	$62,592	8.00%
Common Equity Tier 1 (to risk weighted assets)	$90,878	11.62%	$35,208	4.50%	$50,856	6.50%
Tier 1 Capital (to average total assets)	$90,878	8.79%	$41,342	4.00%	$51,677	5.00%

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

The CBLR framework was available for banks to use in their December 31, 2023 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 20.  Parent Company Financial Information

Condensed financial information of Skyline Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Assets
Cash and due from banks	$52	$63
Investment in affiliate bank	82,536	72,559
Other assets	337	359
Total assets	$82,925	$72,981

Liabilities
Borrowings	$-	$-
Other liabilities	43	45
Total liabilities	43	45

Stockholders’ Equity
Common stock	-	-
Surplus	33,356	33,613
Retained earnings	68,866	62,229
Accumulated other comprehensive loss	(19,340)	(22,906)
Total stockholders’ equity	82,882	72,936
Total liabilities and stockholders’ equity	$82,925	$72,981

Statements of Income

For the years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Income
Dividends from affiliate bank	$2,843	$5,346
	2,843	5,346
Expenses
Interest on borrowings	-	178
Share-based compensation	251	179
Management and professional fees	67	68
Other expenses	15	7
	333	432
Income before tax benefit and equity in undistributed income of affiliate	2,510	4,914

Federal income tax benefit	69	90

Income before equity in undistributed income of affiliate	2,579	5,004

Equity in undistributed income of affiliate	7,121	5,277
Net income	$9,700	$10,281

Notes to Consolidated Financial Statements

Note 20.  Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022

Cash flows from operating activities
Net income	$9,700	$10,281
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(7,121)	(5,277)
Share-based compensation	251	179
Change in other assets	22	(2)
Change in other liabilities	(2)	7
Net cash provided by operating activities	2,850	5,188

Cash flows from investing activities
Investment in affiliate	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Advance on short-term line of credit	-	150
Repayment on short-term line of credit	-	(3,350)
Common stock repurchased	(508)	(154)
Dividends paid	(2,353)	(1,797)
Net cash used by financing activities	(2,861)	(5,151)
Net increase (decrease) in cash and cash equivalents	(11)	37

Cash and cash equivalents, beginning	63	26
Cash and cash equivalents, ending	$52	$63

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2023, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

Thomas M. Jackson, Jr. (66) – Mr. Jackson has been Chairman of the Board of the Company since its inception in November 2015.  He served as a board member for Grayson and Grayson National Bank beginning in 2002 and was elected Chairman in 2012.  Mr. Jackson is a practicing attorney and the owner of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia.  He also has a black angus beef farm at his family home place in Wythe County.  He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four-year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists the Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by the Company and the Bank.

W. David McNeill (67) – Mr. McNeill has been a director of the Company since July 2018 and has served as Vice Chairman since January 2024.  He was one of the founders of Great State Bank and served on its board of directors from 2008 to 2018.  Mr. McNeill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, McNeill Nissan of Wilkesboro and McNeill Chevrolet of Wilkesboro.  He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties where the dealerships do business. Mr. McNeill is a graduate of UNC -Chapel Hill.

Jacky K. Anderson (72) – Mr. Anderson has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 49 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (65) – Dr. Conduff has been a director of the Company since its inception in November 2015.  He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal board.  Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (58) – Mr. Edwards, President and Chief Executive Officer of the Company and the Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of the Company and the Bank from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Locally, Mr. Edwards serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., and as a Director of the Blue Ridge Discovery Center. He also serves as a Director of the Virginia Association of Community Banks and as a member of the Government Relations Committee of the Virginia Bankers Association.

Bryan L. Edwards (73) – Mr. Edwards has been a director of the Company since its inception in November 2015.  He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also has served on the board of directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007.  He is past Chairman of the Virginia-Carolina Water Authority in Independence, Virginia and currently serves as chairman of the board for the Alleghany Chamber of Commerce.

T. Mauyer Gallimore (81) – Mr. Gallimore has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in-depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

A. Melissa Gentry (59) – Ms. Gentry has been a director of the Company since June 2016. She was appointed to the board of Cardinal in April 2016. Ms. Gentry is the Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities. These entities include automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants, retail stores, hotels, cattle and crop farming representing approximately $425 million in annual revenues and over $200 million in inventories and properties. Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management. Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park. Ms. Gentry has previously served on the Board for Carilion New River Valley Medical Center.

R. Devereux Jarratt (82) – Mr. Jarratt has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (67) – Mrs. Lazo has been a director of the Company since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. Mrs. Lazo currently serves on the Board of Directors of Oak Hill Academy. In 2024 she began serving on the Board of Directors of the Chestnut Creek School of the Arts where she had previously served from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by the Company and the Bank and offers a unique perspective on our markets.

Frank A. Stewart (62) – Mr. Stewart has been a director of the Company since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart currently serves on the Caromont Health Board of Directors located in Gaston County, North Carolina.  Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is CEO of Premier Body Armor, LLC of Gastonia, North Carolina.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Colombia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration

John Michael Turman (77) – Mr. Turman has been a director of the Company since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of the Company and the Bank. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (56) – Mr. Vaughan has been a director of the Company since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and serves as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia. The furniture industry has historically played a significant role in the local economy of many of the communities served by the Company and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board.   Mr. Vaughan also serves as president of the Wytheville Community College Scholarship Foundation, and as President of Vaughan Restoration Group, which is a group that works in part with the Galax Development Corporation. Mr. Vaughan also serves on the Boards of Directors for Vaughan Furniture Company, Inc., Big “V” Wholesale Company, Inc., and the Vaughan Foundation.

Executive Officers Who Are Not Directors

Lori C. Vaught (50) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2019, previously served as Controller of the Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association and serves as a board member of the Wytheville Community College Scholarship Foundation, Inc.

Beth R. Worrell (50) – Ms. Worrell, Executive Vice President and Chief Risk Officer of the Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts and for Willing Partners, Inc.

Rodney R. Halsey (55) – Mr. Halsey, Executive Vice President and Chief Operations Officer of the Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operations Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation, the Mount Rogers Planning District Loan Fund Board and the Wytheville Community College Educational Foundation.  He currently serves on the Board of Trustees for Oak Hill Academy, the Go Virginia Region 1 Economic Development Authority and the Virginia Bankers Association Operations and Technology Committee.  Mr. Halsey’s education is from Appalachian State University with a Bachelor’s  degree in Business Administration.

Jonathan L. Kruckow (39) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for the Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses. He is a graduate of Virginia Tech, the Virginia Bankers Association’s School of Bank Management at the University of Virginia, and the Graduate School of Banking at Louisiana State University. Mr. Kruckow currently serves on the Virginia Bankers Association’s Lending Executives Committee, the Virginia Bankers Association’s School of Bank Management Board of Trustees and the Board of Directors for Virginia Title Center.

Milo L. Cockerham (37) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of the Bank, joined the Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 27 retail branch locations. Mr. Cockerham has 15 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a Bachelor of Arts degree in Economics and a Bachelor of Science degree in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University. He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

Ronald S. Pearson (73) – Mr. Pearson, Executive Vice President and Regional President, North Carolina of the bank has a total of 51 years of banking experience, mainly in credit administration and commercial lending.  He began his career in 1972 with Northwestern Bank where he served in various positions, including President of Northwestern Capital Corporation, Senior Loan Review Officer and Regional Credit Administrator.  In 1985, Northwestern Bank merged with First Union National Bank where Mr. Pearson continued working in credit administration until 1991 when he joined Southern National Bank in Wilkesboro, North Carolina as a commercial lender.  After Southern National Bank and BB&T merged, he continued to work for BB&T and served as Vice President and City Executive until 2002.  In 2002, Mr. Pearson joined Yadkin Valley Bank in North Wilkesboro, North Carolina where he was employed as Senior Vice President prior to joining Great State Bank in September, 2008.  He served as Executive Vice President and Chief Credit Officer at Great State Bank.  He joined Skyline National Bank in 2018 with the merger of Great State Bank and Skyline National Bank.  Mr. Pearson graduated from Appalachian State University with a Bachelor of Science in Business Administration degree and earned his MBA from Wake Forest University.

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

Committees of the Board

The Company has an Audit Committee and a Compensation Committee.  The Company does not have a standing nominating committee.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2023.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and Frank A. Stewart. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2023.

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

Executive Compensation Principles

The Company’s executive compensation program is not as complex as those of many companies of similar size and nature. The Company’s program consists of base salaries, cash payments in the form of annual bonuses, long-term equity incentives in the form of restricted stock awards, and long-term benefits in the form of pension and supplemental executive retirement plans. Executive officers also participate in the Company’s 401(k) plan.

During 2020, the Company’s shareholders approved the 2020 Equity Incentive Plan, pursuant to which the Company may issue up to 300,000 shares of common stock in the form of stock options, stock awards, restricted stock units, and stock appreciation rights.

How Executive Pay Levels are Determined

The Compensation Committee regularly reviews the Company’s executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the Board. The Compensation Committee also engages Pearl Meyer & Partners, LLC, an independent, third-party compensation consulting firm, to assist with the design and implementation of the Company’s overall executive compensation program.  Pearl Meyer & Partners, LLC also compiles the comparative industry market data that the committee uses to assess overall compensation competitiveness.

The role of the Chief Executive Officer in determining executive compensation is limited to input in the performance evaluation of the other named executive officers. The Chief Executive Officer has no input in the determination of his own compensation. Likewise, the other named executive officers have no role in the determination of their own executive compensation.

In determining the compensation of our executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonuses and equity incentives and other long-term compensation, using a number of factors including the following:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Blake M. Edwards, Jr.	2023	360,000	105,000	-	13,200	478,200
President and Chief Executive Officer	2022	320,000	77,500	32,500	10,339	440,339

Jonathan L. Kruckow	2023	200,000	46,061	-	8,000	254,061
Executive Vice President and Regional President, Virginia	2022	187,500	36,000	26,000	7,500	257,000

Beth R. Worrell	2023	189,000	40,000	-	7,560	236,560
Executive Vice President and Chief Risk Officer	2022	180,000	35,000	26,000	7,200	248,200

(1)

The amounts reported reflect the aggregate grant date fair value of the awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation.  Stock awards consisted of grants of restricted stock awards.  For valuation and discussion of assumptions related to stock awards, please refer to “Share-based Compensation” discussion in Note 1 and Note 15 Share-based Compensation in the Company’s audited financial statements for the fiscal year ended December 31, 2023.

(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

The Company has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Worrell as described below. All compensation that the Company pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

During 2023 no restricted stock awards were issued.  During 2022, 2,500 restricted stock awards were issued to the President & CEO and 2,000 restricted stock awards were issued to other members of the Company’s executive management team. The stock awards vested 20% on December 15, 2022 and 20% on December 15, 2023, and will vest 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. No stock options were granted to any of the Company’s employees during the fiscal year ended December 31, 2023, and none were outstanding at December 31, 2023.

Pension Benefits

Prior to the Cardinal merger, both Grayson and Cardinal had qualified noncontributory defined benefit pension plans which covered substantially all of their employees. The benefits are primarily based on years of service and earnings. Both Grayson and Cardinal plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger.

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

Holdings of Stock Awards

The following table contains information concerning unvested stock awards at December 31, 2023 for each of the named executive officers.

Outstanding Equity Awards
Fiscal Year End 2023

	Stock Awards
		Number of Shares	Market Value of
		Or Units of Stock	Shares or Units of
		That Have Not	Stock That Have
Name	Grant Date	Vested (#) (1)	Not Vested ($) (2)

Blake M. Edwards, Jr.	03/31/2021	625	7,025
	02/18/2022	1,500	16,860

Jonathan L. Kruckow	03/31/2021	500	5,620
	02/18/2022	1,200	13,488

Beth R. Worrell	03/31/2021	500	5,620
	02/18/2022	1,200	13,488

(1)

Amounts are comprised of unvested restricted stock awards at December 31, 2023. The restricted stock awards granted on March 31, 2021 vest 25% on December 31, 2021, 25% on December 15, 2022, 25% on December 15, 2023, and 25% on December 15, 2024. The restricted stock awards granted on February 18, 2022 vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 31, 2026.

(2)	Amounts represent the fair market value of the restricted stock awards on December 29, 2023. The closing price of the Company’s common stock was $11.24 on that date.

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

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2023. On December 29, 2023, each nonemployee director received a stock award of 1,000 shares, except for the chairman, who received 1,500 stock awards. The stock awards immediately vested. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Paid ($)	Stock Awards ($) (1)	Total ($)
Jacky K. Anderson	28,281	11,240	39,521
Dr. J. Howard Conduff, Jr.	26,139	11,240	37,379
Bryan L. Edwards	24,408	11,240	35,648
T. Mauyer Gallimore	26,998	11,240	38,238
A. Melissa Gentry	26,323	11,240	37,563
Thomas M. Jackson, Jr., Chairman	29,683	16,860	46,543
R. Devereux Jarratt	27,657	11,240	38,897
Theresa S. Lazo	27,212	11,240	38,452
W. David McNeill	24,801	11,240	36,041
James W. Shortt(2)	28,700	11,240	39,940
Frank A. Stewart	25,266	11,240	36,506
John Michael Turman	26,495	11,240	37,735
J. David Vaughan	26,631	11,240	37,871
Total	348,594	151,740	500,334

(1)

The amounts reported reflect the aggregate grant date fair value of the stock awards for the fiscal year ended December 31, 2023 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. The grant date fair value for these stock awards of $11.24 per share was based on the closing sales price of the Company’s common stock on the grant date (December 29, 2023).

(2)	Mr. Shortt resigned as a director of the Company and the Bank, effective December 31, 2023.

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

The following table sets forth information as of March 26, 2024 regarding the number of shares of the Company’s common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Common Stock	Unvested Stock Awards	Total		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	4,312	-	4,312	(2)	*
Dr. J. Howard Conduff, Jr.	133,980	-	133,980	(3)	2.41%
Bryan L. Edwards	3,608	-	3,608		*
T. Mauyer Gallimore	10,351	-	10,351	(4)	*
A. Melissa Gentry	6,700	-	6,700		*
Thomas M. Jackson, Jr., Chairman	15,620	-	15,620		*
R. Devereux Jarratt	39,151	-	39,151		*
Theresa S. Lazo	27,402	-	27,402	(5)	*
W. David McNeill	26,926	-	26,926		*
Frank A. Stewart	120,119	-	120,119	(6)	2.16%
John Michael Turman	15,479	-	15,479	(7)	*
J. David Vaughan	11,983	-	11,983	(8)	*
Blake M. Edwards, Jr.	4,781	2,125	6,906		*
Jonathan L. Kruckow	910	1,700	2,610		*
Beth R. Worrell	3,200	1,700	4,900	(9)	*
All of the Company’s directors, executive officers, and executive officers as a group (19 individuals)	433,631	10,625	444,256		7.98%

(1)	Based on 5,564,204 shares of the Company’s common stock outstanding as of March 26, 2024.
(2)	Includes 2,112 shares held jointly with his children and his former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 114,340 shares owned jointly with his spouse.
(7)	Includes 13,279 held jointly with his spouse.
(8)	Includes 1,526 shares owned jointly with his children.
(9)	Includes 900 shares held jointly with her spouse.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 26, 2024, unless otherwise noted, regarding the number of shares of the Company’s common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Fourthstone LLC 575 Maryville Centre Drive, Suite 110
St. Louis, MO 63141	548,012	(2)	9.85%

(1)	Based on 5,564,204 shares of the Company’s common stock outstanding as of March 26, 2024.
(2)

According to a Schedule 13G filed on February 14, 2024, Fourthstone LLC (“Fourthstone”), Fourthstone Master Opportunity Fund Ltd, Fourthstone QP Opportunity Fund LP, Fourthstone Small-Cap Financials Fund LP, Fourthstone GP LLC, the general partner of Fourthstone QP Opportunity Fund LP and Fourthstone Small-Cap Financials Fund LP, and L. Phillip Stone, IV, the managing member of Fourthstone and Fourthstone GP LLC reported shared voting power and shared dispositive power over 548,012 shares of the Company’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of the directors and officers of the Company are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2023 totaled $10.1 million or 12.22% of the Company’s equity capital at that date.

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

Independence of Directors

The Board of Directors in its business judgment has determined that the following eleven of its thirteen members are independent as that term is defined by the Nasdaq Stock Market: Dr. J. Howard Conduff, Jr., Bryan L. Edwards, T. Mauyer Gallimore, Melissa Gentry, Thomas M. Jackson, Jr., R. Devereux Jarratt, Theresa S. Lazo, W. David McNeill, Frank A. Stewart, John Michael Turman, and J. David Vaughan.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023 and 2022, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $189,652 for 2023 and $130,000 for 2022.

Audit Related Fees

There were no aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for 2023 and 2022.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $26,430 for 2023 and $15,900 for 2022.  During 2023 and 2022, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2023 or 2022.

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
Reports of Independent Registered Public Accounting Firm (Elliott Davis, PLLC, Charlotte, NC, U.S. PCAOB Auditor Firm I.D.: 149)
Consolidated Balance Sheets – As of December 31, 2023 and 2022
Consolidated Statements of Income – Years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income – Years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows – Years ended December 31, 2023 and 2022
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

3.2	Amended and Restated Bylaws of Skyline Bankshares, Inc. (attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 18, 2024, and incorporated herein by reference).
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

10.8

Supplemental Executive Retirement Plan, dated March 31, 2022, for the benefit of Beth R. Worrell (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 6, 2022, and incorporated herein by reference).

10.9

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
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

SKYLINE BANKSHARES, INC.

Date: March 27, 2024	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 27, 2024.

Date: March 27, 2024	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2024	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 27, 2024	By:	/s/ A. Melissa Gentry
A. Melissa Gentry Director

Date: March 27, 2024	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 27, 2024	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 27, 2024	By:	/s/ J. David Vaughan
J. David Vaughan Director

Date: March 27, 2024	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 27, 2024	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 27, 2024	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 27, 2024	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 27, 2024	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 27, 2024	By:	/s/ W. David McNeill
W. David McNeill Vice Chairman

Date: March 27, 2024	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2023 and (ii) our proxy materials for our 2024 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.