Form 10-Q
period 2024-03-31
Skyline Bankshares, Inc.
filed 2024-05-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,629,204 shares of Common Stock, no par value per share, outstanding as of May 14, 2024.

Part I. Financial Information

Item 1. Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(dollars in thousands)	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$13,115	$16,811
Interest-bearing deposits with banks	8,233	4,808
Federal funds sold	384	474
Total cash and cash equivalents	21,732	22,093
Investment securities available for sale	122,368	127,389
Restricted equity securities	3,609	3,338
Loans, net of allowance for credit losses of $6,765 at March 31, 2024 and $6,739 at December 31, 2023	819,919	810,965
Cash value of life insurance	23,055	22,909
Properties and equipment, net	31,394	31,183
Accrued interest receivable	3,450	3,463
Core deposit intangible	837	917
Goodwill	3,257	3,257
Deferred tax assets, net	5,252	5,046
Other assets	15,207	15,283
	$1,050,080	$1,045,843

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$293,912	$305,115
Interest-bearing	636,529	623,627
Total deposits	930,441	928,742

Borrowings	30,000	27,500
Accrued interest payable	683	531
Other liabilities	6,081	6,188
	967,205	962,961
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,629,204 and 5,584,204 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Surplus	33,145	33,356
Retained earnings	69,638	68,866
Accumulated other comprehensive loss	(19,908)	(19,340)
	82,875	82,882
	$1,050,080	$1,045,843

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2024	2023
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$11,147	$9,164
Interest-bearing deposits in banks	64	88
Federal funds sold	4	10
Interest on taxable securities	685	747
Interest on nontaxable securities	49	49
Dividends	37	10
	11,986	10,068
Interest expense
Deposits	2,682	894
Interest on borrowings	437	169
	3,119	1,063
Net interest income	8,867	9,005

Provision for (recovery of) credit losses	93	(106)
Net interest income after provision for (recovery of) credit losses	8,774	9,111

Noninterest income
Service charges on deposit accounts	551	497
Other service charges and fees	849	823
Net realized losses on securities	(141)	-
Mortgage origination fees	55	84
Increase in cash value of life insurance	146	139
Life insurance income	218	-
Other income	21	21
	1,699	1,564
Noninterest expenses
Salaries and employee benefits	4,321	4,086
Occupancy and equipment	1,411	1,186
Data processing expense	649	491
FDIC Assessments	144	111
Advertising	217	135
Bank franchise tax	99	105
Director fees	58	61
Professional fees	221	221
Telephone expense	107	139
Core deposit intangible amortization	80	105
Other expense	669	695
	7,976	7,335
Net income before income taxes	2,497	3,340

Income tax expense	446	612
Net income	$2,051	$2,728

Net income per share	$0.37	$0.49
Weighted average shares outstanding	5,564,568	5,597,233
Dividends declared per share	$0.23	$0.21

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)

Net Income	$2,051	$2,728

Other comprehensive (loss) income

Unrealized losses on investment securities available for sale:
Unrealized (losses) gains arising during the period	(859)	3,326
Tax related to unrealized losses (gains)	180	(698)
Reclassification of net realized losses during the period	141	-
Tax related to net realized losses	(30)	-

Total other comprehensive (loss) income	(568)	2,628
Total comprehensive income	$1,483	$5,356

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2024 and 2023 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	2,728	-	2,728
Other comprehensive income	-	-	-	-	2,628	2,628
Dividends paid ($0.21 per share)	-	-	-	(1,180)	-	(1,180)
Share-based compensation	-	-	20	-	-	20
Common stock repurchased	(10,000)	-	(113)	-	-	(113)

Balance, March 31, 2023	5,607,416	$-	$33,520	$63,067	$(20,278)	$76,309

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,051	$2,728
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	511	466
Amortization of core deposit intangible	80	105
Accretion of loan discount and deposit premium, net	(40)	(32)
Provision for (recovery of) credit losses	93	(106)
Deferred income taxes	(56)	(80)
Net realized losses on securities	141	-
Accretion of discount on securities, net of amortization of premiums	27	33
Deferred compensation	44	38
Share-based compensation	19	20
Loss on sale of other real estate owned	-	6
Changes in assets and liabilities:
Cash value of life insurance	(146)	(139)
Accrued interest receivable	13	91
Other assets	15	583
Accrued interest payable	152	166
Other liabilities	(136)	7,430
Net cash provided by operating activities	2,768	11,309

Cash flows from investing activities
Activity in available for sale securities:
Purchases	-	-
Maturities/calls/paydowns	4,135	1,766
Purchases of restricted equity securities	(271)	(1,064)
Net increase in loans	(8,964)	(9,703)
Proceeds from sale of other real estate owned	-	229
Purchases of property and equipment	(722)	(389)
Net cash used in investing activities	(5,822)	(9,161)

Cash flows from financing activities
Net increase (decrease) in deposits	1,702	(14,868)
FHLB advances	5,000	25,000
Repayment of bank term funding program advances	(2,500)	-
Common stock repurchased	(230)	(113)
Dividends paid	(1,279)	(1,180)
Net cash provided by financing activities	2,693	8,839
Net (decrease) increase in cash and cash equivalents	(361)	10,987

Cash and cash equivalents, beginning	22,093	31,061
Cash and cash equivalents, ending	$21,732	$42,048

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$2,967	$897
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$(568)	$2,628
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$-
Cumulative effect of adoption of credit losses standard, net of tax	$-	$(710)

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

The consolidated financial statements as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank’s allowances for credit and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for credit and foreclosed real estate losses may change materially in the near term.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Available for Sale Securities, continued

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $543 thousand and $641 thousand at March 31, 2024 and December 31, 2023, respectively and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.9 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Lifetime Probability of Default / Loss Given Default (“Lifetime PD/LGD”) methodology because of the historical loss information the Company has on its loan portfolio, which is less subjective in nature, than the other methodologies available. In addition, this methodology is less reliant on qualitative factors versus the other methodologies and the previously used incurred loss model. Under this methodology an estimate of probability of default and a lifetime loss rate is applied to the portfolio segment based on the loss history during the economic life cycle of these type of loans.

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

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured. The Company has designated 5-year treasury yield, federal funds rates, and national unemployment as its forecast variables for a period of 12 months. These forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses.

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

As of March 31, 2024, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 10 to the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Leases

We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. There was not a material change to the timing of expense recognition. See additional discussion of leases in Note 9 to the consolidated financial statements.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2024 and 2023 amounted to $217 thousand and $135 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the three months ended March 31, 2024 and 2023, there were no dilutive instruments.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the three months ended March 31, 2024 and 2023 amounted to $551 thousand and $497 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the three months ended March 31, 2024 and 2023 amounted to $55 thousand and $84 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the three months ended March 31, 2024 and 2023 amounted to $722 thousand and $697 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For each of the three months ended March 31, 2024 and 2023 the Company received $17 thousand in income from these services.

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

	Unrealized Gains
	and (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before reclassifications	2,628	-	2,628
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Balance March 31, 2023	$(18,314)	$(1,964)	$(20,278)

Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)
Other comprehensive loss before reclassifications	(679)	-	(679)
Amounts reclassified from accumulated other comprehensive loss, net of tax	111	-	111
Balance March 31, 2024	$(18,532)	$(1,376)	$(19,908)

Reclassification

No reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current presentation.

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

In July 2023, the FASB issued amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF Meeting, and Staff Accounting Bulletin Topic 6.B. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 2.  Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there were no required reserve balances as of March 31, 2024 or  December 31, 2023.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2024 and December 31, 2023 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
Available for sale:
U.S. Treasury securities	$2,509	$-	$(64)	$2,445
U.S. Government agencies	25,201	-	(3,977)	21,224
Mortgage-backed securities	70,134	-	(10,429)	59,705
Corporate securities	1,500	-	(47)	1,453
State and municipal securities	46,482	4	(8,945)	37,541
	$145,826	$4	$(23,462)	$122,368
December 31, 2023
Available for sale:
U.S. Treasury securities	$2,511	$-	$(65)	$2,446
U.S. Government agencies	25,165	-	(3,727)	21,438
Mortgage-backed securities	71,617	-	(9,920)	61,697
Corporate securities	1,500	-	(58)	1,442
State and municipal securities	49,336	9	(8,979)	40,366
	$150,129	$9	$(22,749)	$127,389

Restricted equity securities totaled $3.6 million at March 31, 2024 and $3.3 million at December 31, 2023. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,445	$(64)	2,445	$(64)
U.S. Government agencies	-	-	21,224	(3,977)	21,224	(3,977)
Mortgage-backed securities	4	-	59,701	(10,429)	59,705	(10,429)
Corporate securities	-	-	1,453	(47)	1,453	(47)
State and municipal securities	1,195	(330)	35,512	(8,615)	36,707	(8,945)
Total securities available for sale	$1,199	$(330)	$120,335	$(23,132)	$121,534	$(23,462)

December 31, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,446	$(65)	2,446	$(65)
U.S. Government agencies	-	-	21,438	(3,727)	21,438	(3,727)
Mortgage-backed securities	5	-	61,692	(9,920)	61,697	(9,920)
Corporate securities	1,442	(58)	-	-	1,442	(58)
State and municipal securities	1,216	(310)	38,181	(8,669)	39,397	(8,979)
Total securities available for sale	$2,663	$(368)	$123,757	$(22,381)	$126,420	$(22,749)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities, continued

At March 31, 2024, 80 investment securities with unrealized losses had depreciated 16.18 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024 and December 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the three-month periods ended March 31, 2024 and 2023, respectively. Gross proceeds from called securities totaled $2.7 million for the three-month period ended March 31, 2024. There were no called securities for the three-month period ended March 31, 2023. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the three-month periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Realized gains	$-	$-
Realized losses	(141)	-
	$(141)	$-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at March 31, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$120	$123
Due after one year through five years	16,554	15,432
Due after five years through ten years	69,386	59,204
Due after ten years	59,766	47,609
	$145,826	$122,368

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $41.2 million and $36.0 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Real Estate Secured:
Construction & development	$50,900	$53,473
Farmland	24,345	25,598
Residential	410,581	400,947
Commercial mortgage	276,407	269,666
Non-Real Estate Secured:
Commercial & agricultural	50,294	47,681
Consumer & other	14,157	20,339
Total loans	826,684	817,704
Allowance for credit losses	(6,765)	(6,739)
Loans, net of allowance for credit losses	$819,919	$810,965

Included in total loans above are deferred loan fees of $1.5 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively. Deferred loan costs were $4.8 million and $4.7 million, at March 31, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $2.9 million at March 31, 2024 and $2.8 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

Note 5.  Allowance for Credit Losses

Allowance for Credit Losses - Loans

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2024 and 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Charge-offs	-	-	-	-	(16)	(22)	(38)
Recoveries	-	-	8	1	1	7	17
Provision	(148)	23	78	53	37	4	47
Balance, March 31, 2024	$762	$177	$3,253	$1,956	$446	$171	$6,765

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(34)	(34)
Recoveries	1	29	-	8	1	7	46
Provision	15	(26)	10	(67)	11	24	(33)
Balance, March 31, 2023	$950	$154	$3,109	$2,019	$408	$179	$6,819

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of March 31, 2024 and December 31, 2023, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2024 and December 31, 2023:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
March 31, 2024
Real Estate Secured:
Construction & development	$50,814	$44	$-	$42	$50,900
Farmland	22,021	113	734	1,477	24,345
Residential	409,950	212	35	384	410,581
Commercial mortgage	270,940	3,622	201	1,644	276,407
Non-Real Estate Secured:
Commercial & agricultural	50,110	-	18	166	50,294
Consumer & other	13,727	-	-	430	14,157
Total	$817,562	$3,991	$988	$4,143	$826,684

December 31, 2023
Real Estate Secured:
Construction & development	$53,444	$-	$-	$29	$53,473
Farmland	23,329	-	737	1,532	25,598
Residential	400,432	213	36	266	400,947
Commercial mortgage	265,441	2,329	202	1,694	269,666
Non-Real Estate Secured:
Commercial & agricultural	47,481	-	24	176	47,681
Consumer & other	19,903	-	-	436	20,339
Total	$810,030	$2,542	$999	$4,133	$817,704

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	To Term	Total

Construction & development
Pass	$7,057	$18,018	$6,282	$6,802	$1,599	$8,771	$2,285	$-	$50,814
Watch	-	-	-	-	44	-	-	-	44
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	30	-	-	12	-	42
Total construction & development	$7,057	$18,018	$6,282	$6,832	$1,643	$8,771	$2,297	$-	$50,900

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$205	$4,486	$2,325	$1,443	$2,574	$9,830	$1,158	$-	$22,021
Watch	-	-	-	-	-	113	-	-	113
Special Mention	-	-	-	-	-	634	100	-	734
Substandard	-	-	-	-	-	1,477	-	-	1,477
Total farmland	$205	$4,486	$2,325	$1,443	$2,574	$12,054	$1,258	$-	$24,345

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$11,169	$55,517	$99,693	$53,641	$46,030	$79,613	$64,149	$138	$409,950
Watch	-	-	-	-	212	-	-	-	212
Special Mention	-	-	-	-	8	27	-	-	35
Substandard	-	-	-	-	-	384	-	-	384
Total residential	$11,169	$55,517	$99,693	$53,641	$46,250	$80,024	$64,149	$138	$410,581

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$7,649	$37,921	$51,834	$49,546	$39,954	$77,445	$6,591	$-	$270,940
Watch	-	-	-	1,454	2,067	-	101	-	3,622
Special Mention	-	-	-	-	-	201	-	-	201
Substandard	-	-	-	83	-	1,161	400	-	1,644
Total residential	$7,649	$37,921	$51,834	$51,083	$42,021	$78,807	$7,092	$-	$276,407

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$3,188	$12,038	$6,255	$4,330	$1,426	$1,989	$20,884	$-	$50,110
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	18	-	-	18
Substandard	-	-	30	-	-	136	-	-	166
Total commercial & agricultural	$3,188	$12,038	$6,285	$4,330	$1,426	$2,143	$20,884	$-	$50,294

Current period gross write-offs	$-	$16	$-	$-	$-	$-	$-	$-	$16

Consumer & other
Pass	$912	$3,713	$2,555	$2,039	$173	$3,598	$737	$-	$13,727
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	393	-	37	-	-	430
Total consumer & other	$912	$3,713	$2,555	$2,432	$173	$3,635	$737	$-	$14,157

Current period gross write-offs	$-	$7	$4	$2	$2	$7	$-	$-	$22

Total loans
Pass	$30,180	$131,693	$168,944	$117,801	$91,756	$181,246	$95,804	$138	$817,562
Watch	-	-	-	1,454	2,323	113	101	-	3,991
Special Mention	-	-	-	-	8	880	100	-	988
Substandard	-	-	30	506	-	3,195	412	-	4,143
Total loans	$30,180	$131,693	$168,974	$119,761	$94,087	$185,434	$96,417	$138	$826,684

Total Current period gross write-offs	$-	$23	$4	$2	$2	$7	$-	$-	$38

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	March 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$29	$29
Farmland	-	381	381
Residential	-	342	342
Commercial mortgage	327	150	477
Commercial & agricultural	-	130	130
Consumer & other	393	38	431
Total	$720	$1,070	$1,790

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$29	$29
Farmland	314	86	400
Residential	-	221	221
Commercial mortgage	339	176	515
Commercial & agricultural	-	130	130
Consumer & other	398	38	436
Total	$1,051	$680	$1,731

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three months ended March 31, 2024 and March 31, 2023:

(dollars in thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Construction & development	$-	$-
Farmland	-	-
Residential	3	16
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	-	-
Total	$3	$16

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of March 31, 2024:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

March 31, 2024
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$50,871	$50,900
Farmland	240	-	-	381	23,724	24,345
Residential	71	43	-	342	410,125	410,581
Commercial mortgage	29	-	-	477	275,901	276,407
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	130	50,164	50,294
Consumer & other	-	-	-	431	13,726	14,157
Total	$340	$43	$-	$1,790	$824,511	$826,684

The following table presents an aging analysis of past due loans by category as of December 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

December 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$53,444	$53,473
Farmland	-	-	-	400	25,198	25,598
Residential	-	45	-	221	400,681	400,947
Commercial mortgage	-	-	-	515	269,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	35	-	-	130	47,516	47,681
Consumer & other	12	-	-	436	19,891	20,339
Total	$47	$45	$-	$1,731	$815,881	$817,704

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Collateral Dependent Loans

Loans that do not share risk characteristics within their respective loan pools are individually evaluated. The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	2024	2023

Construction & development	$-	$-
Farmland	-	-
Residential	-	-
Commercial mortgage	327	339
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$327	$339

Purchased Credit Deteriorated

There were no purchased credit deteriorated loans acquired during the three months ended March 31, 2024 and during the year ended December 31, 2023. During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. There was no accretable yield on purchased credit impaired loans for the period presented. The carrying amount of those loans at March 31, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Residential	$95	$99
Commercial mortgage	73	77
Outstanding balance	$168	$176

Carrying amount	$168	$176

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty.

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

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and March 31, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
Three Months Ended March 31, 2024	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$24	0.01%	Added an average of 11.92 years to the life of the loan, which resulted in reduced payment.
Total	$24

	Combination – Term Extension & Interest Rate Reduction
Three Months Ended March 31, 2023	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$9	0.00%	Reduced interest rate from 8.75% to 5.75%. Added 3.86 years to the life of the loan, which resulted in reduced payment.
Total	$9

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

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2024 and March 31, 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

March 31, 2024
Construction & development	$-	$-	$-
Farmland	582	-	-
Residential	24	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	393	-	-
Total	$999	$-	$-

March 31, 2023
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	38	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Total	$38	$-	$-

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and March 31, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2023	$402
Provision for credit losses - unfunded commitments	46
Balance, March 31, 2024	$448

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for credit losses - unfunded commitments	(73)
Balance, March 31, 2023	$286

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6.  Deposits

The following table presents the composition of deposits at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$134,430	$136,305
Money market	73,694	70,669
Savings	150,559	152,666
Time deposits	277,846	263,987
Total interest-bearing deposits	636,529	623,627
Noninterest-bearing deposits	293,912	305,115
Total deposits	$930,441	$928,742

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2024 and December 31, 2023 was $83.9 million, and $78.6 million, respectively.

Note 7.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Interest cost	$31	$36
Expected return on plan assets	(126)	(120)
Recognized net actuarial loss	29	49
Net periodic benefit cost	$(66)	$(35)

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8.  Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the three-month period ended March 31, 2024 and for the year ended December 31, 2023 is as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023

Balance at beginning of year, net of accumulated amortization	$917	$1,286
Amortization expense	(80)	(369)
Net book value	$837	$917

Aggregate amortization expense was $80 thousand and $105 thousand for the three-month periods ended March 31, 2024 and 2023, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Nine months ending December 31, 2024	$182
For the year ending December 31, 2025	154
For the year ending December 31, 2026	96
For the year ending December 31, 2027	81
For the year ending December 31, 2028	68
Thereafter	256
Total	$837

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

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed an operating lease during the first three months of 2024 and recognized a right-of-use asset and lease liability on the renewal. The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right of use asset. In August 2023 the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $197 thousand and as a result entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction.

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

	March 31,	December 31,
(dollars in thousands)	2024	2023

Lease liabilities	$1,922	$1,983
Right-of-use assets	$2,010	$2,073
Weighted average remaining lease term (years)	7.25	7.45
Weighted average discount rate	3.99%	3.98%

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Lease Expense
Operating lease expense	$100	$41
Short-term lease expense	2	1
Total lease expense	$102	$42

Cash paid for amounts included in lease liabilities	$100	$41

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Nine months ending December 31, 2024	$296
Twelve months ending December 31, 2025	358
Twelve months ending December 31, 2026	299
Twelve months ending December 31, 2027	258
Twelve months ending December 31, 2028	231
Thereafter	798
Total undiscounted cash flows	$2,240
Less discount	(318)
Lease liabilities	$1,922

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of March 31, 2024, 124,900 shares have been issued under the Equity Plan, leaving 175,100 shares available for future grants.

On March 28, 2024, 65,000 restricted stock awards were issued with a fair value of $11.30 per share. These awards vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. For the three months ended March 31, 2024 and 2023, $19 thousand and $20 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of March 31, 2024, the unrecognized compensation expense related to unvested restricted stock awards was $847 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 4.38 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(8,225)	12.21	$99
Forfeited	-	-
Unvested as of December 31, 2023	10,625	$12.54
Granted	65,000	11.30
Vested	-	-	$-
Forfeited	-	-
Unvested as of March 31, 2024	75,625	$11.48

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023

Commitments to extend credit	$206,199	$195,991
Standby letters of credit	811	583
	$207,010	$196,574

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of March 31, 2024 and December 31, 2023, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024

Financial Instruments – Assets
Net Loans	$819,919	$782,149	$-	$-	$782,149

Financial Instruments – Liabilities
Time Deposits	277,846	274,226	-	274,226	-
FHLB Advances	30,000	30,037	-	30,037	-

December 31, 2023

Financial Instruments – Assets
Net Loans	$810,965	$775,246	$-	$-	$775,246

Financial Instruments – Liabilities
Time Deposits	263,987	260,590	-	260,590	-
FHLB Advances	25,000	24,999	-	24,999	-

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

Individually Evaluated Loans

Individually evaluated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans individually evaluated are classified as Level 3 in the fair value hierarchy.

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12.  Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2024
Investment securities available for sale
U.S. Treasury securities	$2,445	$-	$2,445	$-
U.S. Government agencies	21,224	-	21,224	-
Mortgage-backed securities	59,705	-	59,705	-
Corporate securities	1,453	-	1,453	-
State and municipal securities	37,541	-	37,541	-
Total assets at fair value	$122,368	$-	$122,368	$-

December 31, 2023
Investment securities available for sale
U.S. Treasury securities	$2,446	$-	$2,446	$-
U.S. Government agencies	21,438	-	21,438	-
Mortgage-backed securities	61,697	-	61,697	-
Corporate securities	1,442	-	1,442	-
State and municipal securities	40,366	-	40,366	-
Total assets at fair value	$127,389	$-	$127,389	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2024 or December 31, 2023. There were no transfers between levels during the three-month period ended March 31, 2024 and the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2024
Individually evaluated loans	$1,856	$-	-	$1,856
Total assets at fair value	$1,856	$-	$-	$1,856

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Individually evaluated loans	$1,635	$-	-	$1,635
Total assets at fair value	$1,635	$-	$-	$1,635

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$1,856	$1,635	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13.  Short-Term Borrowings

At March 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at March 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.45%, with a maturity date of April 10, 2024, that was classified as short-term.

At December 31, 2023, the Bank had a $25.0 million FHLB advance outstanding at a rate of 5.45%, with a maturity date of January 10, 2024, that was classified as short-term. At December 31, 2023, the Bank had a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program outstanding at a rate of 5.46%, with a maturity date of August 2, 2024, that was classified as short-term. During the first quarter of 2024, this $2.5 million borrowing was repaid with no prepayment penalty.

At March 31, 2024, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $231.4 million from the FHLB, subject to the pledging of collateral.

Note 14.  Long-Term Borrowings

At March 31, 2024 and December 31, 2023, the Bank had no borrowings outstanding classified as long-term.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 15.  Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2024 and December 31, 2023, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital (to risk weighted assets)	$105,508	12.48%	$67,655	8.00%	$84,569	10.00%
Tier 1 Capital (to risk weighted assets)	$98,295	11.62%	$50,741	6.00%	$67,655	8.00%
Common Equity Tier 1 (to risk weighted assets)	$98,295	11.62%	$38,056	4.50%	$54,970	6.50%
Tier 1 Capital (to average total assets)	$98,295	9.23%	$42,579	4.00%	$53,224	5.00%

December 31, 2023
Total Capital (to risk weighted assets)	$104,800	12.49%	$67,130	8.00%	$83,913	10.00%
Tier 1 Capital (to risk weighted assets)	$97,659	11.64%	$50,348	6.00%	$67,130	8.00%
Common Equity Tier 1 (to risk weighted assets)	$97,659	11.64%	$37,761	4.50%	$54,543	6.50%
Tier 1 Capital (to average total assets)	$97,659	9.26%	$42,199	4.00%	$52,749	5.00%

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

The CBLR framework was available for banks to use in their March 31, 2024 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 16.  Subsequent Events

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

On April 16, 2024, the Company entered into a definitive agreement pursuant to which the Company will acquire Johnson County Bank (“JCB”), based in Mountain City, Tennessee, in an all-cash transaction valued at $25.0 million.  The agreement provides for the merger of JCB with and into the Bank, with the Bank as the surviving bank.  Subject to the terms and conditions of the merger agreement, at the effective time of the merger (the “Effective Time”), each share of JCB common stock will be converted into the right to receive an amount in cash equal to $25.0 million divided by the number of then outstanding shares of JCB common stock (the “Merger Consideration”). The Merger Consideration represents $312.50 per share of JCB common stock, based on the number of shares of JCB common stock outstanding on April 16, 2024.  The amount of Merger Consideration is subject to adjustment based on JCB’s total shareholders’ equity as of the month-end prior to the Effective Time, calculated in accordance with the merger agreement.  The combination is subject to approval by JCB's shareholders, banking regulators and other customary closing conditions.  The transaction is expected to be completed during the second half of 2024.

Management has reviewed the events occurring through the date the consolidated financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for credit losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Summary

●	Net income was $2.1 million, or $0.37 per share, for the first quarter of 2024, compared to $2.7 million, or $0.49 per share, for the first quarter of 2023.
●	Net interest margin (“NIM”) was 3.64% for the first quarter of 2024, compared to 3.89% in the first quarter of 2023.
●	Total assets increased in the first quarter of 2024 by $4.2 million, or 0.41%, remaining comparable at $1.05 billion at March 31, 2024 and December 31, 2023, respectively.
●	Net loans were $819.9 million at March 31, 2024, an increase of $8.9 million, or 1.10%, when compared to $811.0 million at December 31, 2023.
●	Total deposits were $930.4 million at March 31, 2024, an increase of $1.7 million, or 0.18%, from $928.7 million at December 31, 2023.
●	The Company repurchased 20,000 shares of its common stock through its publicly announced share repurchase program during the first quarter of 2024.
●

First quarter 2024 earnings represented an annualized return on average assets (“ROAA”) of 0.79% and an annualized return on average equity (“ROAE”) of 9.94%, compared to 1.10% and 14.78%, respectively, for the same period last year.

Results of Operations

Results of Operations for the Three Months ended March 31, 2024 and 2023

Net interest income after provision for credit losses in the first quarter of 2024 was $8.8 million, compared to $9.1 million in the first quarter of 2023, reflecting an increase in the provision for credit losses of $199 thousand in the quarterly comparison. Total interest income was $12.0 million in the first quarter of 2024, representing an increase of $1.9 million in comparison to $10.1 million in the first quarter of 2023. Interest income on loans increased in the quarterly comparison by $2.0 million, primarily due to organic loan growth of $62.8 million from March 31, 2023 to March 31, 2024, and increases in interest rates during that time period. Management anticipates that this loan growth, in addition to higher rates in the current year, will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits increased by $1.8 million in the quarterly comparison, as a result of rate increases on deposit offerings and migration from lower cost deposits to time deposits. Management anticipates that interest expense on deposits will increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. Interest on borrowings increased by $268 thousand, due to short-term FHLB advances to fund loan growth.

First quarter 2024 noninterest income was $1.7 million compared with $1.6 million in the first quarter of 2023.  Included in noninterest income for the first quarter of 2024 was $218 thousand from life insurance contracts and a net realized security loss of $141 thousand.  The net security loss resulted from the recognition of unamortized premiums on a called bond with no pre-set call date. Excluding these items, noninterest income increased by $58 thousand in the quarter over quarter comparison, primarily as a result of an increase in service charges on deposits of $54 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended March 31, 2024 and 2023, continued

Noninterest expense in the first quarter of 2024 was $8.0 million compared with $7.3 million in the first quarter of 2023, an increase of $641 thousand, or 8.74%. Salary and benefits increased by $235 thousand in the quarterly comparison due to personnel additions and routine salary adjustments, as well as increased benefit costs. Occupancy and equipment expenses increased by $225 thousand, and data processing increased by $158 thousand in the quarterly comparisons primarily due to branch expansion costs.

Income tax expense decreased by $166 thousand in the quarter-to-quarter comparison, primarily due to an decrease in net income before taxes of $843 thousand in the quarterly comparison.

Financial Condition

Total assets increased in the first quarter of 2024 by $4.2 million, or 0.41%, remaining comparable at $1.05 billion at March 31, 2024 and December 31, 2023, respectively. The increase in total assets during the quarter can be primarily attributed to the loan growth of $9.0 million during the quarter offset by a decrease in investment securities of $5.0 million during the quarter.

Total loans increased during the first quarter by $9.0 million, or 1.10%, to $826.7 million at March 31, 2024 from $817.7 million at December 31, 2023. Core loan growth during the first quarter was at an annualized rate of 4.54%.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.22% at March 31, 2024 compared to 0.21% at December 31, 2023. The allowance for credit losses remained comparable at approximately 0.82% of total loans as of March 31, 2024 and December 31, 2023, respectively.

Investment securities decreased by $5.0 million during the first quarter to $122.4 million at March 31, 2024 from $127.4 million at December 31, 2023. The decrease in the first quarter of 2024 was the result of a $718 thousand increase in unrealized losses on investment securities and paydowns and calls of $4.1 million.

Total deposits increased in the first quarter of 2024 by $1.7 million, or 0.18%, to $930.4 million at March 31, 2024 from $928.7 million at December 31, 2023. Noninterest bearing deposits decreased by $11.2 million and interest-bearing deposits increased by $12.9 million during the quarter. Lower cost interest bearing deposits decreased by $1.0 million during the quarter, and time deposits increased by $13.9 million, as customers continue to look for higher returns on their deposits.

Stockholders’ equity remained comparable at $82.9 million at March 31, 2024 and December 31, 2023. The change during the quarter was due to earnings of $2.1 million, less dividends paid of $1.3 million, $568 thousand in other comprehensive losses, and stock repurchases of $230 thousand. Book value decreased from $14.84 per share at December 31, 2023 to $14.72 per share at March 31, 2024.

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023

Allowance for credit losses	$6,765	$6,739
Total loans	$826,684	$817,704
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$1,790	$1,731
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	1,790	1,731
Other real estate owned	-	-
Total nonperforming assets	$1,790	$1,731

Total nonperforming loans as a percentage to total loans	0.22%	0.21%
Total allowance for credit losses to nonperforming loans	377.93%	389.31%
Total nonperforming assets as a percentage to total assets	0.17%	0.17%
Total nonaccrual loans as a percentage to total loans	0.22%	0.21%
Total allowance for credit losses to nonaccrual loans	377.93%	389.31%

Total nonperforming loans were 0.22% and 0.21% of total outstanding loans as of March 31, 2024 and December 31, 2023, respectively. The majority of the increase in nonaccrual loans for the first three months of 2024 came in the “residential real estate” category as a result of three credits being placed in nonaccrual status. Nonaccrual loans in this category increased by $121 thousand. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of March 31, 2024, loans past due 30-89 days and still accruing totaled $383 thousand compared to $92 thousand at December 31, 2023.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at March 31, 2024 totaled $2.8 million, or 0.34% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

As of March 31, 2024 and December 31, 2023, respectively, we had loans with a current principal balance of $5.0 million and $3.5 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of each of March 31, 2024 and December 31, 2023, respectively, potential problem loans classified as “Substandard” totaled $4.1 million. As of March 31, 2024 and December 31, 2023, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at March 31, 2024 and December 31, 2023. The allocation of the allowance for credit losses as of March 31, 2024 and December 31, 2023 is as follows:

(dollars in thousands)	March 31, 2024			December 31, 2023
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$762	1.50%	6.16%	$910	1.70%	6.54%
Farmland	177	0.73%	2.94%	154	0.60%	3.13%
Residential	3,253	0.79%	49.67%	3,167	0.79%	49.03%
Commercial mortgage	1,956	0.71%	33.43%	1,902	0.71%	32.98%
Commercial & agriculture	446	0.89%	6.08%	424	0.89%	5.83%
Consumer and other	171	1.21%	1.72%	182	0.89%	2.49%
Total	$6,765	0.82%	100.00%	$6,739	0.82%	100.00%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the three months ended March 31, 2024 and 2023, and the year ended December 31, 2023.

	Three months ended March 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$52,093	0.00%
Farmland	-	24,927	0.00%
Residential	8	405,037	0.00%
Commercial mortgage	1	272,547	0.00%
Commercial & agriculture	(15)	48,900	(0.03%)
Consumer & other	(15)	17,217	(0.09%)
Total	$(21)	$820,721	0.00%

	Three months ended March 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$50,380	0.00%
Farmland	29	23,605	0.12%
Residential	-	362,449	0.00%
Commercial mortgage	8	262,304	0.00%
Commercial & agriculture	1	40,866	0.00%
Consumer & other	(27)	20,706	(0.13%)
Total	$12	$760,310	0.00%

	Year ended December 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$51,316	0.00%
Farmland	50	24,124	0.21%
Residential	1	379,748	0.00%
Commercial mortgage	11	263,211	0.00%
Commercial & agriculture	16	43,110	0.04%
Consumer & other	(87)	20,706	(0.42%)
Total	$(8)	$782,215	0.00%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at March 31, 2024. The Bank had no balances outstanding on these lines as of March 31, 2024 or December 31, 2023. In addition, the Bank has the ability to borrow up to approximately $231.4 million from the FHLB, subject to the pledging of collateral.

At March 31, 2024, the Bank had short-term FHLB advances of $30.0 million. At December 31, 2023, the Bank had short-term FHLB advances of $25.0 million and a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program that was classified as short-term.

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

The Company expects to use short-term borrowings and existing cash to facilitate the $25.0 million cash payment in connection with its acquisition of JCB, expected to be completed during the second half of 2024.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 10.9% and 11.9% for the periods ended March 31, 2024 and December 31, 2023, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2024, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2024, the Company’s equity to asset ratio was 7.89% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the residual effects of inflation in determining future cash dividends and any requirements for additional capital each quarter. Skyline declared and paid dividends of $1.3 million, and had $230 thousand of stock repurchases, for the first three months of 2024.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines; the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the proposed acquisition of Johnson County Bank; the ability to complete the acquisition as expected and within the expected timeframe; disruptions to customer and employee relationships and business operations caused by the acquisition; the ability to implement integration plans associated with the acquisition, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the acquisition within the expected timeframe, or at all; and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on 10-K for the year ended December 31, 2023. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

Part II. Other Information

Item1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Skyline is a party or of which any of its property is subject.

Item1A.	Risk Factors

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. Other than as set forth below, there have been no material changes to the factors discussed in our Annual Report on Form 10-K.

Combining the Bank and JCB may be more difficult, costly or time-consuming than expected, or could result in the loss of customers.

The Bank and JCB companies have operated, and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition will depend on a number of factors, including, but not limited to the Company’s ability to:

●	Timely and successfully integrate JCB into the Bank;

●	Retain key employees of JCB, and retain and attract qualified personnel to the Company; and

●	Maintain existing relationships with customers, suppliers and vendors of the Company and JCB.

It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. In addition, the success of the Company’s acquisition of JCB will depend in part on its ability to realize the anticipated benefits and estimated cost savings from acquiring JCB, which may be more difficult to achieve than the Company anticipates and may not be realized fully or at all, or may take longer to realize than expected.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the OCC and the Virginia Bureau of Financial Institutions. These regulators may impose conditions on the granting of such approvals or changes to the terms of the acquisition. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the acquisition or of imposing additional costs or limitations on the Company following the acquisition. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the acquisition that are burdensome, not anticipated or cannot be met. If the necessary governmental approvals or waivers contain such conditions, the business, financial condition and results of operations of the Company may be materially adversely affected.

Part II. Other Information

Item 1A.	Risk Factors, continued

A significant delay in the completion of the acquisition of JCB could negatively impact the Company and JCB as a combined company.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the acquisition. Those conditions include, among others, approval of the merger agreement by JCB’s shareholders and receipt of all required approvals from bank regulatory authorities and expiration of all applicable waiting periods. If these conditions to the completion of the acquisition are not fulfilled when expected and, accordingly, the completion of the acquisition is delayed, the diversion of management attention from pursuing other opportunities, the incurrence of additional merger-related expenses, and other market and economic factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may have difficulty managing future growth and competition in Tennessee due to its previous limited operations in that market.

The Company’s primary market area is currently southwestern Virginia and western North Carolina. JCB’s primary market is currently the Johnson County market in eastern Tennessee. After the acquisition is complete, there can be no assurance that the Company will be able to successfully compete in the eastern Tennessee market, or that it will be able to successfully manage additional growth in Tennessee. Because of the Company’s limited participation in Tennessee prior to the acquisition of JCB, there may be unexpected challenges and difficulties that could adversely affect the Company’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2024.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 1/1 through 1/31	-	$-	-	44,613
Purchased 2/1 through 2/28	20,000	$11.50	20,000	24,613
Purchased 3/1 through 3/31	-	$-	-	24,613
Total during first quarter 2024	20,000	$11.50	20,000

(1)

On February 16, 2023, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2025.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Part II. Other Information

Item 5.	Other Information

During the fiscal quarter ended  March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits

2.1

Agreement and Plan of Merger, dated April 16, 2024, by and among Skyline Bankshares, Inc., Skyline National Bank, Skyline Merger Sub, Inc. and Johnson County Bank* (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: May 15, 2024	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer