Form 10-Q
period 2024-06-30
Skyline Bankshares, Inc.
filed 2024-08-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The registrant had 5,629,204 shares of Common Stock, no par value per share, outstanding as of August 13, 2024.

Part I. Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(dollars in thousands)	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$17,983	$16,811
Interest-bearing deposits with banks	12,071	4,808
Federal funds sold	402	474
Total cash and cash equivalents	30,456	22,093
Investment securities available for sale	120,694	127,389
Restricted equity securities	3,372	3,338
Loans, net of allowance for credit losses of $6,870 June 30, 2024 and $6,739 at December 31, 2023	826,744	810,965
Cash value of life insurance	22,697	22,909
Properties and equipment, net	31,932	31,183
Accrued interest receivable	3,676	3,463
Core deposit intangible	758	917
Goodwill	3,257	3,257
Deferred tax assets, net	5,285	5,046
Other assets	15,557	15,283
	$1,064,428	$1,045,843

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$296,880	$305,115
Interest-bearing	651,227	623,627
Total deposits	948,107	928,742

Borrowings	25,000	27,500
Accrued interest payable	655	531
Other liabilities	6,157	6,188
	979,919	962,961
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,629,204 and 5,584,204 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Surplus	33,213	33,356
Retained earnings	71,452	68,866
Accumulated other comprehensive loss	(20,156)	(19,340)
	84,509	82,882
	$1,064,428	$1,045,843

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except share amounts)	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$11,527	$9,677	$22,674	$18,841
Interest-bearing deposits in banks	84	99	148	187
Federal funds sold	4	14	8	24
Interest on taxable securities	660	697	1,345	1,444
Interest on nontaxable securities	48	49	97	98
Dividends	77	57	114	67
	12,400	10,593	24,386	20,661
Interest expense
Deposits	2,960	1,461	5,642	2,355
Interest on borrowings	337	242	774	411
	3,297	1,703	6,416	2,766
Net interest income	9,103	8,890	17,970	17,895

Provision for (Recovery of) credit losses	71	(195)	164	(301)
Net interest income after Provision for (recovery of) credit losses	9,032	9,085	17,806	18,196

Noninterest income
Service charges on deposit accounts	544	545	1,095	1,042
Other service charges and fees	909	829	1,758	1,652
Net realized losses on securities	-	(16)	(141)	(16)
Mortgage origination fees	46	68	101	152
Increase in cash value of life insurance	151	153	297	292
Life insurance income	3	-	221	-
Other income	17	151	38	172
	1,670	1,730	3,369	3,294
Noninterest expenses
Salaries and employee benefits	4,348	4,176	8,669	8,262
Occupancy and equipment	1,393	1,172	2,804	2,358
Data processing expense	686	524	1,335	1,015
FDIC Assessments	144	184	288	295
Advertising	240	187	457	322
Bank franchise tax	99	105	198	210
Director fees	68	78	126	139
Professional fees	171	156	392	377
Telephone expense	129	118	236	257
Core deposit intangible amortization	79	105	159	210
Merger related expenses	357	-	357	-
Other expense	668	592	1,337	1,287
	8,382	7,397	16,358	14,732
Net income before income taxes	2,320	3,418	4,817	6,758

Income tax expense	506	665	952	1,277
Net income	$1,814	$2,753	$3,865	$5,481

Net income per share	$0.33	$0.49	$0.70	$0.98
Weighted average shares outstanding	5,553,579	5,589,340	5,559,074	5,593,265
Dividends declared per share	$0.00	$0.00	$0.23	$0.21

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)

Net Income	$3,865	$5,481

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,174)	1,125
Tax benefit (expense)	247	(237)
Reclassification of net realized losses during the period	141	16
Tax benefit	(30)	(3)

Total other comprehensive income (loss)	(816)	901
Total comprehensive income	$3,049	$6,382

	Three Months Ended
	June 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)

Net Income	$1,814	$2,753

Other comprehensive loss

Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(315)	(2,201)
Tax benefit	67	461
Reclassification of net realized losses during the period	-	16
Tax benefit	-	(3)

Total other comprehensive loss	(248)	(1,727)
Total comprehensive income	$1,566	$1,026

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six and Three Months ended June 30, 2024 and 2023 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	2,728	-	2,728
Other comprehensive income	-	-	-	-	2,628	2,628
Dividends paid ($0.21 per share)	-	-	-	(1,180)	-	(1,180)
Share-based compensation	-	-	20	-	-	20
Common stock repurchased	(10,000)	-	(113)	-	-	(113)

Balance, March 31, 2023	5,607,416	$-	$33,520	$63,067	$(20,278)	$76,309

Net income	-	-	-	2,753	-	2,753
Other comprehensive loss	-	-	-	-	(1,727)	(1,727)
Share-based compensation	-	-	46	-	-	46
Common stock repurchased	(19,712)	-	(217)	-	-	(217)

Balance, June 30, 2023	5,587,704	$-	$33,349	$65,820	$(22,005)	$77,164

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

Net income	-	-	-	1,814	-	1,814
Other comprehensive loss	-	-	-	-	(248)	(248)
Share-based compensation	-	-	68	-	-	68

Balance, June 30, 2024	5,629,204	$-	$33,213	$71,452	$(20,156)	$84,509

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,865	$5,481
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,036	942
Amortization of core deposit intangible	159	210
Accretion of loan discount and deposit premium, net	(77)	(72)
Provision for (recovery of) credit losses	164	(301)
Deferred income taxes	(22)	16
Net realized losses on securities	141	16
Accretion of discount on securities, net of amortization of premiums	42	73
Deferred compensation	89	83
Share-based compensation	87	66
Loss on sale of other real estate owned	-	6
Life insurance income	(221)	-
Changes in assets and liabilities:
Cash value of life insurance	(297)	(292)
Accrued interest receivable	(213)	(41)
Other assets	(274)	17
Accrued interest payable	124	172
Other liabilities	(107)	(49)
Net cash provided by operating activities	4,496	6,327

Cash flows from investing activities
Activity in available for sale securities:
Sales	-	4,427
Maturities/calls/paydowns	5,479	3,689
Purchases of restricted equity securities	(34)	(851)
Net increase in loans	(15,884)	(24,069)
Proceeds from life insurance contracts	730	-
Proceeds from sale of other real estate owned	-	229
Purchases of property and equipment	(1,785)	(1,530)
Net cash used in investing activities	(11,494)	(18,105)

Cash flows from financing activities
Net increase (decrease) in deposits	19,370	(16,881)
FHLB advances	-	20,000
Federal funds purchased, net	-	304
Repayment of bank term funding program advances	(2,500)	-
Common stock repurchased	(230)	(330)
Dividends paid	(1,279)	(1,180)
Net cash provided by financing activities	15,361	1,913
Net increase (decrease) in cash and cash equivalents	8,363	(9,865)

Cash and cash equivalents, beginning	22,093	31,061
Cash and cash equivalents, ending	$30,456	$21,196

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$6,292	$2,594
Taxes paid	$757	$1,335

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$(816)	$901
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$1,373
Cumulative effect of adoption of credit losses standard, net of tax	$-	$(710)

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

The consolidated financial statements as of June 30, 2024 and for the three and six-month periods ended June 30, 2024 and 2023 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Credit Losses – Available for Sale Securities, continued

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $598 thousand and $641 thousand at June 30, 2024 and December 31, 2023, respectively and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.1 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

As of June 30, 2024, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 10 to the consolidated financial statements.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the six months ended June 30, 2024 and 2023 amounted to $457 thousand and $322 thousand, respectively. Advertising expense for the three months ended June 30, 2024 and 2023 amounted to $240 thousand and $187 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the six and three months ended June 30, 2024 and 2023, there were no dilutive instruments.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the six months ended June 30, 2024 and 2023 amounted to $1.1 million and $1.0 million, respectively. Fees for these services for the three months ended June 30, 2024 and 2023 amounted to $544 thousand and $545 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the six months ended June 30, 2024 and 2023 amounted to $101 thousand and $152 thousand, respectively. Fees for these services for the three months ended June 30, 2024 and 2023 amounted to $46 thousand and $68 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the six months ended June 30, 2024 and 2023 amounted to $1.5 million and $1.4 million, respectively. Fees for these services for the three months ended June 30, 2024 and 2023 amounted to $800 thousand and $697 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the six months ended June 30, 2024 and 2023 the Company received $36 thousand and $30 thousand, respectively in income from these services. For the three months ended June 30, 2024 and 2023 the Company received $19 thousand and $13 thousand, respectively in income from these services.

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

	Unrealized Gains
	and (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before reclassifications	888	-	888
Amounts reclassified from accumulated other comprehensive income, net of tax	13	-	13
Balance June 30, 2023	$(20,041)	$(1,964)	$(22,005)

Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)
Other comprehensive loss before reclassifications	(927)	-	(927)
Amounts reclassified from accumulated other comprehensive loss, net of tax	111	-	111
Balance June 30, 2024	$(18,780)	$(1,376)	$(20,156)

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

In March 2024, the FASB issued amendments to the Codification that remove references to various FASB Concepts Statements. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will apply the amendments prospectively to all new transactions recognized on or after the date that the Company first applies the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there were no required reserve balances as of June 30, 2024 or December 31, 2023.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2024 and December 31, 2023 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
Available for sale:
U.S. Treasury securities	$2,507	$-	$(54)	$2,453
U.S. Government agencies	25,236	-	(4,019)	21,217
Mortgage-backed securities	68,752	-	(10,451)	58,301
Corporate securities	1,500	-	(35)	1,465
State and municipal securities	46,472	3	(9,217)	37,258
	$144,467	$3	$(23,776)	$120,694
December 31, 2023
Available for sale:
U.S. Treasury securities	$2,511	$-	$(65)	$2,446
U.S. Government agencies	25,165	-	(3,727)	21,438
Mortgage-backed securities	71,617	-	(9,920)	61,697
Corporate securities	1,500	-	(58)	1,442
State and municipal securities	49,336	9	(8,979)	40,366
	$150,129	$9	$(22,749)	$127,389

Restricted equity securities totaled $3.4 million at June 30, 2024 and $3.3 million at December 31, 2023. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,453	$(54)	$2,453	$(54)
U.S. Government agencies	-	-	21,217	(4,019)	21,217	(4,019)
Mortgage-backed securities	-	-	58,301	(10,451)	58,301	(10,451)
Corporate securities	-	-	1,465	(35)	1,465	(35)
State and municipal securities	-	-	36,425	(9,217)	36,425	(9,217)
Total securities available for sale	$-	$-	$119,861	$(23,776)	$119,861	$(23,776)

December 31, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,446	$(65)	2,446	$(65)
U.S. Government agencies	-	-	21,438	(3,727)	21,438	(3,727)
Mortgage-backed securities	5	-	61,692	(9,920)	61,697	(9,920)
Corporate securities	1,442	(58)	-	-	1,442	(58)
State and municipal securities	1,216	(310)	38,181	(8,669)	39,397	(8,979)
Total securities available for sale	$2,663	$(368)	$123,757	$(22,381)	$126,420	$(22,749)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities, continued

At June 30, 2024, 80 investment securities with unrealized losses had depreciated 16.55 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024 and December 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the six-month period ended June 30, 2024. Proceeds from sales of investment securities available for sale were $4.4 million for the six-month period ended June 30, 2023. Gross proceeds from called securities totaled $2.7 million for the six-month period ended June 30, 2024. There were no called securities for the six-month period ended June 30, 2023. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the six-month period ended June 30, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the six and three-month periods ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Realized gains	$-	$12	$-	$12
Realized losses	(141)	(28)	-	(28)
	$(141)	$(16)	$-	$(16)

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at June 30, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$4,127	$4,040
Due after one year through five years	13,473	12,441
Due after five years through ten years	69,287	58,742
Due after ten years	57,580	45,471
	$144,467	$120,694

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $42.7 million and $36.0 million at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Real Estate Secured:
Construction & development	$52,293	$53,473
Farmland	24,283	25,598
Residential	419,307	400,947
Commercial mortgage	272,408	269,666
Non-Real Estate Secured:
Commercial & agricultural	51,590	47,681
Consumer & other	13,733	20,339
Total loans	833,614	817,704
Allowance for credit losses	(6,870)	(6,739)
Loans, net of allowance for credit losses	$826,744	$810,965

Included in total loans above are deferred loan fees of $1.5 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively. Deferred loan costs were $4.9 million and $4.7 million, at June 30, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.1 million at June 30, 2024 and $2.8 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of June 30, 2024 and December 31, 2023, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses

Allowance for Credit Losses - Loans

The following table summarizes the activity related to the allowance for credit losses for the three and six month periods ended June 30, 2024 and 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2024

Balance, March 31, 2024	$762	$177	$3,253	$1,956	$446	$171	$6,765
Charge-offs	-	-	-	-	-	(33)	(33)
Recoveries	-	-	1	1	1	5	8
Provision	29	4	95	(20)	8	14	130
Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2023

Balance, March 31, 2023	$950	$154	$3,109	$2,019	$408	$179	$6,819
Charge-offs	-	-	-	-	-	(19)	(19)
Recoveries	-	21	1	1	12	4	39
Provision	3	(35)	(22)	(154)	(16)	9	(215)
Balance, June 30, 2023	$953	$140	$3,088	$1,866	$404	$173	$6,624

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2024

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Charge-offs	-	-	-	-	(16)	(55)	(71)
Recoveries	-	-	9	2	2	12	25
Provision	(119)	27	173	33	45	18	177
Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2023

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(53)	(53)
Recoveries	1	50	1	9	13	11	85
Provision	18	(61)	(12)	(221)	(5)	33	(248)
Balance, June 30, 2023	$953	$140	$3,088	$1,866	$404	$173	$6,624

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of June 30, 2024 and December 31, 2023, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2024 and December 31, 2023:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
June 30, 2024
Real Estate Secured:
Construction & development	$52,227	$31	$-	$35	$52,293
Farmland	22,343	112	730	1,098	24,283
Residential	418,835	210	27	235	419,307
Commercial mortgage	268,134	3,525	290	459	272,408
Non-Real Estate Secured:
Commercial & agricultural	51,423	-	18	149	51,590
Consumer & other	13,302	-	-	431	13,733
Total	$826,264	$3,878	$1,065	$2,407	$833,614

December 31, 2023
Real Estate Secured:
Construction & development	$53,444	$-	$-	$29	$53,473
Farmland	23,329	-	737	1,532	25,598
Residential	400,432	213	36	266	400,947
Commercial mortgage	265,441	2,329	202	1,694	269,666
Non-Real Estate Secured:
Commercial & agricultural	47,481	-	24	176	47,681
Consumer & other	19,903	-	-	436	20,339
Total	$810,030	$2,542	$999	$4,133	$817,704

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	To Term	Total

Construction & development
Pass	$10,406	$17,440	$5,952	$6,268	$1,492	$7,802	$2,867	$-	$52,227
Watch	-	-	-	-	31	-	-	-	31
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	25	-	-	10	-	35
Total construction & development	$10,406	$17,440	$5,952	$6,293	$1,523	$7,802	$2,877	$-	$52,293

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$906	$4,456	$2,048	$1,425	$2,544	$9,553	$1,411	$-	$22,343
Watch	-	-	-	-	-	112	-	-	112
Special Mention	-	-	-	-	-	630	100	-	730
Substandard	-	-	-	-	-	1,098	-	-	1,098
Total farmland	$906	$4,456	$2,048	$1,425	$2,544	$11,393	$1,511	$-	$24,283

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$22,194	$58,912	$94,532	$53,173	$45,513	$76,729	$67,294	$488	$418,835
Watch	-	-	-	-	210	-	-	-	210
Special Mention	-	-	-	-	-	27	-	-	27
Substandard	-	-	-	-	-	235	-	-	235
Total residential	$22,194	$58,912	$94,532	$53,173	$45,723	$76,991	$67,294	$488	$419,307

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$14,772	$37,243	$49,800	$48,679	$37,620	$73,536	$6,484	$-	$268,134
Watch	-	-	-	1,441	2,051	-	33	-	3,525
Special Mention	-	-	-	-	-	290	-	-	290
Substandard	-	-	-	76	-	383	-	-	459
Total residential	$14,772	$37,243	$49,800	$50,196	$39,671	$74,209	$6,517	$-	$272,408

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$5,944	$11,977	$5,459	$3,740	$1,248	$1,708	$21,347	$-	$51,423
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	18	-	-	18
Substandard	-	-	-	-	-	149	-	-	149
Total commercial & agricultural	$5,944	$11,977	$5,459	$3,740	$1,248	$1,875	$21,347	$-	$51,590

Current period gross write-offs	$-	$16	$-	$-	$-	$-	$-	$-	$16

Consumer & other
Pass	$1,723	$3,152	$2,185	$1,826	$134	$3,548	$734	$-	$13,302
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	11	-	-	383	-	37	-	-	431
Total consumer & other	$1,734	$3,152	$2,185	$2,209	$134	$3,585	$7374	$-	$13,733

Current period gross write-offs	$3	$26	$8	$5	$3	$10	$-	$-	$55

Total loans
Pass	$55,945	$133,180	$159,976	$115,111	$88,551	$172,876	$100,137	$488	$826,264
Watch	-	-	-	1,441	2,292	112	33	-	3,878
Special Mention	-	-	-	-	-	965	100	-	1,065
Substandard	11	-	-	484	-	1,902	10	-	2,407
Total loans	$55,956	$133,180	$159,976	$117,036	$90,843	$175,855	$100,280	$488	$833,614

Total Current period gross write-offs	$3	$42	$8	$5	$3	$10	$-	$-	$71

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	June 30, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$25	$25
Farmland	-	366	366
Residential	-	194	194
Commercial mortgage	316	143	459
Commercial & agricultural	-	130	130
Consumer & other	383	38	421
Total	$699	$896	$1,595

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$29	$29
Farmland	314	86	400
Residential	-	221	221
Commercial mortgage	339	176	515
Commercial & agricultural	-	130	130
Consumer & other	398	38	436
Total	$1,051	$680	$1,731

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans, continued

There were no accrued interest receivables written off on nonaccrual loans by reversing interest income during the three months ended June 30, 2024 and June 30, 2023.  The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the six months ended June 30, 2024 and June 30, 2023:

(dollars in thousands)	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Construction & development	$-	$-
Farmland	-	-
Residential	3	16
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	-	-
Total	$3	$16

Aging Analysis

The following table presents an aging analysis of past due loans by category as of June 30, 2024:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

June 30, 2024
Real Estate Secured:
Construction & development	$-	$-	$-	$25	$52,268	$52,293
Farmland	-	-	-	366	23,917	24,283
Residential	28	68	-	194	419,017	419,307
Commercial mortgage	-	-	-	459	271,949	272,408
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	130	51,460	51,590
Consumer & other	5	32	-	421	13,275	13,733
Total	$33	$100	$-	$1,595	$831,886	$833,614

The following table presents an aging analysis of past due loans by category as of December 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans

December 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$53,444	$53,473
Farmland	-	-	-	400	25,198	25,598
Residential	-	45	-	221	400,681	400,947
Commercial mortgage	-	-	-	515	269,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	35	-	-	130	47,516	47,681
Consumer & other	12	-	-	436	19,891	20,339
Total	$47	$45	$-	$1,731	$815,881	$817,704

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	2024	2023

Construction & development	$-	$-
Farmland	-	-
Residential	-	-
Commercial mortgage	316	339
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$316	$339

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note  5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of June 30, 2024 and December 31, 2023.

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2024 and June 30, 2023. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and June 30, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
Six Months Ended June 30, 2024	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$24	0.01%	Added an average of 11.92 years to the life of the loan, which resulted in reduced payment.
Total	$24

	Combination – Term Extension & Interest Rate Reduction
Six Months Ended June 30, 2023	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$9	0.00%	Reduced interest rate from 8.75% to 5.75%. Added 3.86 years to the life of the loan, which resulted in reduced payment.
Total	$9

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

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2024 and June 30, 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

June 30, 2024
Construction & development	$-	$-	$-
Farmland	581	-	-
Residential	24	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	383	-	-
Total	$988	$-	$-

June 30, 2023
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	37	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Total	$37	$-	$-

Purchased Credit Deteriorated

There were no purchased credit deteriorated loans acquired during the six months ended June 30, 2024 and during the year ended December 31, 2023. During 2018, the Company acquired loans as a result of the Great State merger, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. There was no accretable yield on purchased credit impaired loans for the period presented. The carrying amount of those loans at June 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Residential	$90	$99
Commercial mortgage	71	77
Outstanding balance	$161	$176

Carrying amount	$161	$176

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2024 and June 30, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended June 30, 2024

Balance, March 31, 2024	$448
(Recovery of) provision for credit losses - unfunded commitments	(59)
Balance, June 30, 2024	$389

For the Three Months Ended June 30, 2023

Balance, March 31, 2023	$286
(Recovery of) provision for credit losses - unfunded commitments	20
Balance, June 30, 2023	$306

For the Six Months Ended June 30, 2024

Balance, December 31, 2023	$402
(Recovery of) provision for credit losses - unfunded commitments	(13)
Balance, June 30, 2024	$389

For the Six Months Ended June 30, 2023

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
(Recovery of) provision for credit losses - unfunded commitments	(53)
Balance, June 30, 2023	$306

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6.  Deposits

The following table presents the composition of deposits at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$137,782	$136,305
Money market	79,757	70,669
Savings	145,085	152,666
Time deposits	288,603	263,987
Total interest-bearing deposits	651,227	623,627
Noninterest-bearing deposits	296,880	305,115
Total deposits	$948,107	$928,742

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2024 and December 31, 2023 was $89.3 million, and $78.6 million, respectively.

Note 7. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Interest cost	$62	$72	$31	$36
Expected return on plan assets	(252)	(240)	(126)	(120)
Recognized net actuarial loss	58	98	29	49
Net periodic benefit	$(132)	$(70)	$(66)	$(35)

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8.  Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the six-month period ended June 30, 2024 and for the year ended December 31, 2023 is as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023

Beginning of year	$3,257	$3,257
Impairment	-	-
End of the period	$3,257	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023

Balance at beginning of year, net of accumulated amortization	$917	$1,286
Amortization expense	(159)	(369)
Net book value	$758	$917

Aggregate amortization expense was $159 thousand and $210 thousand for the six-month periods ended June 30, 2024 and 2023, respectively. Aggregate amortization expense was $79 thousand and $105 thousand for the three-month periods ended June 30, 2024 and 2023, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Six months ending December 31, 2024	$103
For the year ending December 31, 2025	154
For the year ending December 31, 2026	96
For the year ending December 31, 2027	81
For the year ending December 31, 2028	68
Thereafter	256
Total	$758

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

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed an operating lease during the first six months of 2024 and recognized a right-of-use asset and lease liability on the renewal. The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right of use asset. In August 2023 the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $197 thousand and as a result entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction.

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

	June 30,	December 31,
(dollars in thousands)	2024	2023

Lease liabilities	$1,844	$1,983
Right-of-use assets	$1,930	$2,073
Weighted average remaining lease term (years)	7.10	7.45
Weighted average discount rate	3.99%	3.98%

	Six Months Ended June 30,
(dollars in thousands)	2024	2023

Lease Expense
Operating lease expense	$199	$81
Short-term lease expense	8	5
Total lease expense	$207	$86

Cash paid for amounts included in lease liabilities	$199	$81

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Six months ending December 31, 2024	$199
Twelve months ending December 31, 2025	358
Twelve months ending December 31, 2026	299
Twelve months ending December 31, 2027	258
Twelve months ending December 31, 2028	231
Thereafter	798
Total undiscounted cash flows	$2,143
Less discount	(299)
Lease liabilities	$1,844

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of June 30, 2024, 124,900 shares have been issued under the Equity Plan, leaving 175,100 shares available for future grants.

On March 28, 2024, 65,000 restricted stock awards were issued with a fair value of $11.30 per share. These awards vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. For the six months ended June 30, 2024 and 2023, $87 thousand and $66 thousand, respectively, was recognized as compensation expense related to share-based compensation. For the three months ended June 30, 2024 and 2023, $68 thousand and $46 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of June 30, 2024, the unrecognized compensation expense related to unvested restricted stock awards was $779 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 4.16 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(8,225)	12.21	$99
Forfeited	-	-
Unvested as of December 31, 2023	10,625	$12.54
Granted	65,000	11.30
Vested	-	-	$-
Forfeited	-	-
Unvested as of June 30, 2024	75,625	$11.47

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023

Commitments to extend credit	$206,931	$195,991
Standby letters of credit	1,241	583
	$208,172	$196,574

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of June 30, 2024 and December 31, 2023, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024

Financial Instruments – Assets
Net Loans	$826,744	$791,924	$-	$-	$791,924

Financial Instruments – Liabilities
Time Deposits	288,603	284,745	-	284,745	-
FHLB Advances	25,000	25,036	-	25,036	-

December 31, 2023

Financial Instruments – Assets
Net Loans	$810,965	$775,246	$-	$-	$775,246

Financial Instruments – Liabilities
Time Deposits	263,987	260,590	-	260,590	-
FHLB Advances	25,000	24,999	-	24,999	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12.  Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2024
Investment securities available for sale
U.S. Treasury securities	$2,453	$-	$2,453	$-
U.S. Government agencies	21,217	-	21,217	-
Mortgage-backed securities	58,301	-	58,301	-
Corporate securities	1,465	-	1,465	-
State and municipal securities	37,258	-	37,258	-
Total assets at fair value	$120,694	$-	$120,694	$-

December 31, 2023
Investment securities available for sale
U.S. Treasury securities	$2,446	$-	$2,446	$-
U.S. Government agencies	21,438	-	21,438	-
Mortgage-backed securities	61,697	-	61,697	-
Corporate securities	1,442	-	1,442	-
State and municipal securities	40,366	-	40,366	-
Total assets at fair value	$127,389	$-	$127,389	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2024 or December 31, 2023. There were no transfers between levels during the six-month period ended June 30, 2024 and the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2024
Individually evaluated loans	$1,741	$-	-	$1,741
Total assets at fair value	$1,741	$-	$-	$1,741

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Individually evaluated loans	$1,635	$-	-	$1,635
Total assets at fair value	$1,635	$-	$-	$1,635

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$1,741	$1,635	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13.  Short-Term Borrowings

At June 30, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at June 30, 2024, the Bank had a $10.0 million FHLB advance outstanding at a rate of 5.47%, with a maturity date of July 10, 2024, that was classified as short-term.

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

At June 30, 2024, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $237.4 million from the FHLB, subject to the pledging of collateral.

Note 14.  Long-Term Borrowings

At June 30, 2024 and December 31, 2023, the Bank had no borrowings outstanding classified as long-term.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 15.  Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2024 and December 31, 2023, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital (to risk weighted assets)	$107,568	12.65%	$68,025	8.00%	$85,031	10.00%
Tier 1 Capital (to risk weighted assets)	$100,309	11.80%	$51,019	6.00%	$68,025	8.00%
Common Equity Tier 1 (to risk weighted assets)	$100,309	11.80%	$38,264	4.50%	$55,270	6.50%
Tier 1 Capital (to average total assets)	$100,309	9.34%	$42,948	4.00%	$53,685	5.00%

December 31, 2023
Total Capital (to risk weighted assets)	$104,800	12.49%	$67,130	8.00%	$83,913	10.00%
Tier 1 Capital (to risk weighted assets)	$97,659	11.64%	$50,348	6.00%	$67,130	8.00%
Common Equity Tier 1 (to risk weighted assets)	$97,659	11.64%	$37,761	4.50%	$54,543	6.50%
Tier 1 Capital (to average total assets)	$97,659	9.26%	$42,199	4.00%	$52,749	5.00%

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their June 30, 2024 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●

Net income was $1.8 million, or $0.33 per share, in the second quarter of 2024, compared to $2.8 million, or $0.49 per share, in the second quarter of 2023. For the six months ended June 30, 2024, net income was $3.9 million, or $0.70 per share, compared to net income of $5.5 million, or $0.98 per share, for the six months ended June 30, 2023.

●	Net interest margin (“NIM”) was 3.72% for the second quarter of 2024, compared to 3.64% in the first quarter of 2024, and 3.82% in the second quarter of 2023.
●	Total assets increased $18.6 million, or 1.78%, to $1.06 billion at June 30, 2024 from $1.05 billion at December 31, 2023.
●	Net loans were $826.7 million at June 30, 2024, an increase of $15.7 million, or 1.95%, when compared to $811.0 million at December 31, 2023.
●	Total deposits were $948.1 million at June 30, 2024, an increase of $19.4 million, or 2.09%, from $928.7 million at December 31, 2023.
●

During the quarter, the Company incurred $357 thousand in merger related expenses related to the pending acquisition of Johnson County Bank. Excluding these merger related expenses, net income would have been $2.2 million, or $0.39 per share for the second quarter of 2024.

●

Second quarter 2024 earnings represented an annualized return on average assets (“ROAA”) of 0.69% and an annualized return on average equity (“ROAE”) of 8.81%, compared to 1.10% and 14.35%, respectively, for the same period last year.

Results of Operations

Results of Operations for the Three Months ended June 30, 2024 and 2023

Net interest income after provision for credit losses in the second quarter of 2024 was $9.0 million compared to $9.1 million in the second quarter of 2023.  Total interest income was $12.4 million in the second quarter of 2024, representing an increase of $1.8 million, or 17.06%, in comparison to the second quarter of 2023.  Interest income on loans increased in the quarterly comparison by $1.9 million, primarily due to organic loan growth of $55.2 million from June 30, 2023 to June 30, 2024, as well as interest rate increases during the same time period. Management anticipates that this loan growth, in addition to higher rates in the current year, will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits increased by $1.5 million in the quarterly comparison as a result of rate increases on deposit offerings, especially on time deposits due to deposit competition and a migration from lower cost deposits to time deposits. Management anticipates that interest expense on deposits will increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. Interest on borrowings increased by $95 thousand, primarily due to short-term FHLB advances to fund loan growth.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Three Months ended June 30, 2024 and 2023

Second quarter 2024 and 2023 noninterest income was comparable at $1.7 million for both quarters. Included in noninterest income for the second quarter of 2023 was $129 thousand related to loan hedge fees from a correspondent bank and security losses of $16 thousand. Excluding these items noninterest income increased by $53 thousand for the second quarter of 2024 compared to the second quarter of 2023, primarily as a result on an increase in service charges and fees of $79 thousand, offsetting a $22 thousand decrease in mortgage origination fees as mortgage origination volume declined compared to the year ago period.

Noninterest expense in the second quarter of 2024 was $8.4 million compared with $7.4 million in the second quarter of 2023, an increase of $985 thousand, or 13.32%. There was an increase in salary and benefit costs of $172 thousand due to personnel additions and routine salary adjustments, as well as increased benefit costs. Occupancy and equipment expenses increased $221 thousand and data processing increased by $162 thousand in the quarterly comparisons primarily due to branch expansion costs. Also included in noninterest expense in the second quarter of 2024 was $357 thousand in merger related expenses related to the pending acquisition of Johnson County Bank.

Net income before taxes decreased by $1.1 million in the quarterly comparison causing a decrease in income tax expense of $159 thousand.

Results of Operations for the Six Months ended June 30, 2024 and 2023

For the first half of 2024, net interest income after provision for credit losses was $17.8 million compared to $18.2 million for the first half of 2023. Interest income increased by $3.7 million, primarily due to an increase of $3.8 million in interest income on loans. Interest expense on deposits increased by $3.3 million for the six months ended June 30, 2024 compared to the same period last year. As previously discussed, this is a reflection of the increased competitive pressures for deposits. Interest on borrowings increased by $363 thousand in the six-month comparison, due to short-term borrowings to help fund loan growth.

For the six months ended June 30, 2024 and 2023, noninterest income was $3.4 million and $3.3 million, respectively. Included in noninterest income for the first six months of 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Included in noninterest income for the six months ended June 30, 2023 was nonrecurring income from loan hedge fees discussed above of $129 thousand and security losses of $16 thousand.

For the six-month period ended June 30, 2024, total noninterest expenses increased by $1.6 million compared to the same period in 2023, primarily due to employee costs and branch costs associated with branch expansion discussed above. Salary and benefit cost increased by $407 thousand. Occupancy and equipment expenses increased by $446 thousand, and data processing increased by $320 thousand from the first six months of 2023 to 2024. Merger related expenses related to the acquisition of Johnson County Bank were $357 thousand for the first six months of 2024.

In the six-month comparison, net income before taxes decreased by $1.9 million, resulting in a decrease in income tax expense of $325 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $18.6 million, or 1.78%, to $1.06 billion at June 30, 2024 from $1.05 billion at December 31, 2023. The increase in assets during the first six months was the result of loan growth that was funded by an increase in deposits. Total loans increased by $15.9 million, or 1.95%, to $833.6 million at June 30, 2024 from $817.7 million at December 31, 2023.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.19% at June 30, 2024 compared to 0.21% at December 31, 2023. The allowance for credit losses remained comparable at approximately 0.82% of total loans as of June 30, 2024 and December 31, 2023, respectively.

Investment securities decreased by $6.7 million to $120.7 million at June 30, 2024 from $127.4 million at December 31, 2023. The decrease in the first half of 2024 was the result of $2.7 million in called securities, $2.8 million in paydowns, and an increase in unrealized losses of $1.0 million as a result of the increase in interest rates during the first six months of 2024.

Total deposits increased in the first half of 2024 by $19.4 million, or 2.09%, to $948.1 million at June 30, 2024 from $928.7 million at December 31, 2023. Noninterest bearing deposits decreased by $8.2 million and interest-bearing deposits increased by $27.6 million during the first six months of 2024. Lower cost interest bearing deposits increased by $3.0 million during the first half of 2024, and time deposits increased by $24.6 million, as customers continue to look for higher returns on their deposits.

Total stockholders’ equity increased by $1.6 million, or 1.96%, to $84.5 million at June 30, 2024, from $82.9 million at December 31, 2023. The change during the first half of 2024 was due to earnings of $3.9 million, less dividends paid of $1.3 million, $816 thousand in other comprehensive losses, and stock repurchases of $230 thousand. Book value increased from $14.84 per share at December 31, 2023 to $15.01 per share at June 30, 2024.

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

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate. As of June 30, 2024 approximately 48% of our commercial mortgage loans are owner occupied and 52% are non-owner occupied. The largest concentrations in commercial real estate as to type are office buildings, which includes medical offices, at approximately 25%, hotel properties at approximately 18%, warehouses at approximately 11%, and retail facilities at approximately 9%.

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023

Allowance for credit losses	$6,870	$6,739
Total loans	$833,614	$817,704
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$1,595	$1,731
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	1,595	1,731
Other real estate owned	-	-
Total nonperforming assets	$1,595	$1,731

Total nonperforming loans as a percentage to total loans	0.19%	0.21%
Total allowance for credit losses to nonperforming loans	430.72%	389.31%
Total nonperforming assets as a percentage to total assets	0.15%	0.17%
Total nonaccrual loans as a percentage to total loans	0.19%	0.21%
Total allowance for credit losses to nonaccrual loans	430.72%	389.31%

Total nonperforming loans were 0.19% and 0.21% of total outstanding loans as of June 30, 2024 and December 31, 2023, respectively. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of June 30, 2024, loans past due 30-89 days and still accruing totaled $133 thousand compared to $92 thousand at December 31, 2023.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at June 30, 2024 totaled $2.7 million, or 0.32% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

As of June 30, 2024 and December 31, 2023, respectively, we had loans with a current principal balance of $4.9 million and $3.5 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of June 30, 2024 and December 31, 2023, respectively, potential problem loans classified as “Substandard” totaled $2.4 million and $4.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at June 30, 2024 and December 31, 2023. The allocation of the allowance for credit losses as of June 30, 2024 and December 31, 2023 is as follows:

(dollars in thousands)	June 30, 2024			December 31, 2023
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$791	1.51%	6.27%	$910	1.70%	6.54%
Farmland	181	0.75%	2.91%	154	0.60%	3.13%
Residential	3,349	0.80%	50.30%	3,167	0.79%	49.03%
Commercial mortgage	1,937	0.71%	32.68%	1,902	0.71%	32.98%
Commercial & agriculture	455	0.88%	6.19%	424	0.89%	5.83%
Consumer and other	157	1.14%	1.65%	182	0.89%	2.49%
Total	$6,870	0.82%	100.00%	$6,739	0.82%	100.00%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the six months ended June 30, 2024 and 2023, and the year ended December 31, 2023.

	Six months ended June 30, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$52,183	0.00%
Farmland	-	24,724	0.00%
Residential	9	409,975	0.00%
Commercial mortgage	2	272,625	0.00%
Commercial & agriculture	(14)	49,818	(0.03%)
Consumer & other	(43)	16,065	(0.27%)
Total	$(46)	$825,390	(0.01%)

	Six months ended June 30, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$51,336	0.00%
Farmland	50	23,665	0.21%
Residential	1	368,594	0.00%
Commercial mortgage	9	261,227	0.00%
Commercial & agriculture	13	41,469	0.03%
Consumer & other	(42)	20,928	(0.20%)
Total	$32	$767,219	0.00%

	Year ended December 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$51,316	0.00%
Farmland	50	24,124	0.21%
Residential	1	379,748	0.00%
Commercial mortgage	11	263,211	0.00%
Commercial & agriculture	16	43,110	0.04%
Consumer & other	(87)	20,706	(0.42% )
Total	$(8)	$782,215	0.00%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at June 30, 2024. The Bank had no balances outstanding on these lines as of June 30, 2024 or December 31, 2023. In addition, the Bank has the ability to borrow up to approximately $237.4 million from the FHLB, subject to the pledging of collateral.

At June 30, 2024, the Bank had short-term FHLB advances of $25.0 million. At December 31, 2023, the Bank had short-term FHLB advances of $25.0 million and a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program that was classified as short-term.

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

The Company expects to use short-term borrowings and existing cash to facilitate the $25.0 million cash payment in connection with its acquisition of JCB, which is expected to be completed during the second half of 2024.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 11.4% and 11.9% for the periods ended June 30, 2024 and December 31, 2023, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2024, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At June 30, 2024, the Company’s equity to asset ratio was 7.94% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor the residual effects of inflation in determining future cash dividends and any requirements for additional capital each quarter. Skyline declared and paid dividends of $1.3 million, and had $230 thousand of stock repurchases, for the first six months of 2024.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality, composition and fair value of the loan and securities portfolios; demand for loan products; deposit flows; liquidity and the availability of secondary funding sources; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines; the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the proposed acquisition of Johnson County Bank; the ability to complete the acquisition as expected and within the expected timeframe; disruptions to customer and employee relationships and business operations caused by the acquisition; the ability to implement integration plans associated with the acquisition, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the acquisition within the expected timeframe, or at all; and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on 10-K for the year ended December 31, 2023.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the second quarter of 2024.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 4/1 through 4/30	-	$-	-	24,613
Purchased 5/1 through 5/31	-	$-	-	24,613
Purchased 6/1 through 6/30	-	$-	-	24,613
Total during second quarter 2024	-	$-	-

(1)

On February 16, 2023, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2025.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Part II. Other Information

Item 5.	Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated June 28, 2024, by and among Skyline Bankshares, Inc., Skyline National Bank, SNB Interim Bank, National Association, and Johnson County Bank*.

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Skyline Bankshares, Inc.

Date: August 14, 2024	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer