Form 10-Q
period 2024-09-30
Skyline Bankshares, Inc.
filed 2024-11-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 5,639,204 shares of Common Stock, no par value per share, outstanding as of November 13, 2024.

PART I	FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(dollars in thousands)	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$27,862	$16,811
Interest-bearing deposits with banks	6,766	4,808
Federal funds sold	536	474
Total cash and cash equivalents	35,164	22,093
Investment securities available for sale	123,906	127,389
Restricted equity securities	4,235	3,338
Loans, net of allowance for credit losses of $7,787 at September 30, 2024 and $6,739 at December 31, 2023	945,335	810,965
Cash value of life insurance	26,558	22,909
Other real estate owned	140	-
Properties and equipment, net	33,741	31,183
Accrued interest receivable	3,810	3,463
Core deposit intangible	4,031	917
Goodwill	7,900	3,257
Deferred tax assets, net	5,125	5,046
Other assets	16,555	15,283
	$1,206,500	$1,045,843

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$340,340	$305,115
Interest-bearing	745,567	623,627
Total deposits	1,085,907	928,742

Borrowings	25,000	27,500
Accrued interest payable	979	531
Other liabilities	5,991	6,188
	1,117,877	962,961
Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,639,204 and 5,584,204 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Surplus	33,283	33,356
Retained earnings	71,212	68,866
Accumulated other comprehensive loss	(15,872)	(19,340)
	88,623	82,882
	$1,206,500	$1,045,843

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$12,759	$10,193	$35,433	$29,034
Interest-bearing deposits in banks	150	24	298	211
Federal funds sold	25	2	33	26
Interest on taxable securities	678	691	2,023	2,135
Interest on nontaxable securities	59	48	156	146
Dividends	41	21	155	88
	13,712	10,979	38,098	31,640
Interest expense
Deposits	3,407	1,902	9,049	4,257
Interest on borrowings	374	350	1,148	761
	3,781	2,252	10,197	5,018
Net interest income	9,931	8,727	27,901	26,622

Provision for (Recovery of) credit losses	738	182	902	(119)
Net interest income after
Provision for (recovery of) credit losses	9,193	8,545	26,999	26,741

Noninterest income
Service charges on deposit accounts	598	564	1,693	1,606
Other service charges and fees	940	894	2,698	2,546
Net realized losses on securities	-	-	(141)	(16)
Mortgage origination fees	108	37	209	189
Increase in cash value of life insurance	161	146	458	438
Life insurance income	-	69	221	69
Other income	44	207	82	379
	1,851	1,917	5,220	5,211
Noninterest expenses
Salaries and employee benefits	4,525	4,355	13,194	12,617
Occupancy and equipment	1,387	1,363	4,191	3,721
Data processing expense	744	606	2,079	1,621
FDIC Assessments	153	150	441	445
Advertising	256	227	713	549
Bank franchise tax	132	105	330	315
Director fees	52	60	178	199
Professional fees	188	151	580	528
Telephone expense	117	144	353	401
Core deposit intangible amortization	107	79	266	289
Merger related expenses	1,143	-	1,500	-
Other expense	821	662	2,158	1,949
	9,625	7,902	25,983	22,634
Net income before income taxes	1,419	2,560	6,236	9,318

Income tax expense	362	496	1,314	1,773
Net income	$1,057	$2,064	$4,922	$7,545

Net income per share	$0.19	$0.37	$0.89	$1.35
Weighted average shares outstanding	5,553,579	5,571,454	5,557,229	5,585,914
Dividends declared per share	$0.23	$0.21	$0.46	$0.42

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)

Net Income	$4,922	$7,545

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	4,249	(3,225)
Tax benefit (expense)	(892)	677
Reclassification of net realized losses during the period	141	16
Tax benefit	(30)	(3)

Total other comprehensive income (loss)	3,468	(2,535)
Total comprehensive income	$8,390	$5,010

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)

Net Income	$1,057	$2,064

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	5,423	(4,349)
Tax benefit (expense)	(1,139)	913
Reclassification of net realized losses during the period	-	-
Tax benefit	-	-

Total other comprehensive income (loss)	4,284	(3,436)
Total comprehensive income (loss)	$5,341	$(1,372)

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2024 and 2023 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	2,728	-	2,728
Other comprehensive income	-	-	-	-	2,628	2,628
Dividends paid ($0.21 per share)	-	-	-	(1,180)	-	(1,180)
Share-based compensation	-	-	20	-	-	20
Common stock repurchased	(10,000)	-	(113)	-	-	(113)

Balance, March 31, 2023	5,607,416	$-	$33,520	$63,067	$(20,278)	$76,309

Net income	-	-	-	2,753	-	2,753
Other comprehensive loss	-	-	-	-	(1,727)	(1,727)
Share-based compensation	-	-	46	-	-	46
Common stock repurchased	(19,712)	-	(217)	-	-	(217)

Balance, June 30, 2023	5,587,704	$-	$33,349	$65,820	$(22,005)	$77,164

Net income	-	-	-	2,064	-	2,064
Other comprehensive loss	-	-	-	-	(3,436)	(3,436)
Dividends paid ($0.21 per share)	-	-	-	(1,173)	-	(1,173)
Share-based compensation	-	-	17	-	-	17

Balance, September 30, 2023	5,587,704	$-	$33,366	$66,711	$(25,441)	$74,636

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

Net income	-	-	-	1,814	-	1,814
Other comprehensive loss	-	-	-	-	(248)	(248)
Share-based compensation	-	-	68	-	-	68

Balance, June 30, 2024	5,629,204	$-	$33,213	$71,452	$(20,156)	$84,509

Net income	-	-	-	1,057	-	1,057
Other comprehensive income	-	-	-	-	4,284	4,284
Dividends paid ($0.23 per share)	-	-	-	(1,297)	-	(1,297)
Stock awards issued	10,000	-	-	-	-	-
Share-based compensation	-	-	70	-	-	70

Balance, September 30, 2024	5,639,204	$-	$33,283	$71,212	$(15,872)	$88,623

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,922	$7,545
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,527	1,419
Amortization of core deposit intangible	266	289
Accretion of loan discount and deposit premium, net	(128)	(115)
Provision for (recovery of) credit losses	902	(119)
Deferred income taxes	1,164	(183)
Net realized losses on securities	141	16
Accretion of discount on securities, net of amortization of premiums	59	112
Deferred compensation	133	128
Share-based compensation	157	83
Gains on disposal of property and equipment	-	(196)
Loss on sale of other real estate owned	-	6
Life insurance income	(221)	(69)
Changes in assets and liabilities:
Cash value of life insurance	(458)	(438)
Accrued interest receivable	66	(224)
Other assets	8	(532)
Accrued interest payable	173	325
Other liabilities	(462)	319
Net cash provided by operating activities	8,249	8,366

Cash flows from investing activities
Activity in available for sale securities:
Sales	46,210	4,427
Maturities/calls/paydowns	7,966	5,634
Purchases of restricted equity securities	(415)	(1,388)
Net increase in loans	(48,101)	(42,782)
Proceeds from life insurance contracts	730	221
Proceeds from sale of other real estate owned	-	229
Proceeds from sale of property and equipment	-	1,721
Purchases of property and equipment	(2,267)	(2,142)
Cash received in business combination, net of cash paid	(17,733)	-
Net cash used in investing activities	(13,610)	(34,080)

Cash flows from financing activities
Net increase (decrease) in deposits	31,826	(12,249)
Advance on short-term line of credit	5,000	2,500
Net change in FHLB advances	(13,088)	25,000
Repayment of bank term funding program advances	(2,500)	-
Common stock repurchased	(230)	(330)
Dividends paid	(2,576)	(2,353)
Net cash provided by financing activities	18,432	12,568
Net increase (decrease) in cash and cash equivalents	13,071	(13,146)

Cash and cash equivalents, beginning	22,093	31,061
Cash and cash equivalents, ending	$35,164	$17,915

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$9,749	$4,693
Taxes paid	$1,235	$1,665

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$3,468	$(2,535)
Right-of-use assets obtained in exchange for new operating lease liabilities	$35	$1,562
Cumulative effect of adoption of credit losses standard, net of tax	$-	$(710)

Business combinations
Assets acquired (excluding goodwill)	$154,128	$-
Liabilities assumed	$133,771	$-
Net assets	$20,357	$-
Goodwill recorded	$4,643	$-
Cash paid to acquire Johnson County Bank	$25,000	$-

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

On April 16, 2024, the Company entered into a definitive agreement to acquire Johnson County Bank (“JCB”), based in Mountain City, Tennessee, in an all-cash transaction valued at $25.0 million, with the Bank as the surviving bank. The purpose of this acquisition was to facilitate the Bank's entry into Eastern Tennessee. The transaction closed and the merger of JCB with and into the Bank became effective on September 1, 2024. The Company was considered the acquiror and JCB was considered the acquiree in the transaction for accounting purposes. Pursuant to the JCB merger, the Company acquired $154.1 million of assets, including $87.2 million in loans and assumed $133.8 million in liabilities, including $125.3 million of deposits, on September 1, 2024. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

For purposes of this quarterly report on Form 10-Q, all information contained herein as of and for periods prior to September 1, 2024 reflects the operations of the Company prior to the JCB merger. Unless this report otherwise indicates or the context otherwise requires, all references to the “Company” as of and for periods subsequent to September 1, 2024 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to September 1, 2024 are references to the Company and its subsidiary as a combined entity prior to the merger.

The Bank was organized under the laws of the United States in 1900 and now serves the Virginia counties of Grayson, Floyd, Carroll, Wythe, Pulaski, Montgomery, Roanoke, Patrick and Washington, the North Carolina counties of Alleghany, Ashe, Burke, Caldwell, Catawba, Cleveland, Davie, Iredell, Watauga, Wilkes, and Yadkin, and the Tennessee county of Johnson, and the surrounding areas, through twenty-eight full-service banking offices and two loan production offices. As a Federal Deposit Insurance Corporation (“FDIC”) insured national banking association, the Bank is subject to regulation by the Comptroller of the Currency and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Organization, continued

The consolidated financial statements as of September 30, 2024 and for the three and nine-month periods ended September 30, 2024 and 2023 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Business Combinations

On September 1, 2024, the Company completed its merger with JCB. The merger was accounted for under the acquisition method of accounting. The Company was considered the acquirer and JCB was considered the acquiree in the transaction for accounting purposes.

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

Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there were no required reserve balances as of September 30, 2024 or December 31, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $513 thousand and $641 thousand at September 30, 2024 and December 31, 2023, respectively and was excluded from the estimate of credit losses.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.3 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

As of September 30, 2024, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 10 to the consolidated financial statements.

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

Other intangible assets consist of core deposit intangibles that represent the value of long-term deposit relationships acquired in a business combination. Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired. The core deposit intangible as a result of the Cardinal merger, is amortized over an estimated useful life of twenty years on an accelerated basis. For the core deposit intangible as a result of the Great State merger, we used an estimated useful life of seven years on an accelerated basis for the amortization. For the core deposit intangible as a result of the JCB merger, we used an estimated useful life of ten years on an accelerated basis for the amortization.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the nine months ended September 30, 2024 and 2023 amounted to $713 thousand and $549 thousand, respectively. Advertising expense for the three months ended September 30, 2024 and 2023 amounted to $256 thousand and $227 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the nine and three months ended September 30, 2024 and 2023, there were no dilutive instruments.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the nine months ended September 30, 2024 and 2023 amounted to $1.7 million and $1.6 million, respectively. Fees for these services for the three months ended September 30, 2024 and 2023 amounted to $598 thousand and $564 thousand, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the nine months ended September 30, 2024 and 2023 amounted to $209 thousand and $189 thousand, respectively. Fees for these services for the three months ended September 30, 2024 and 2023 amounted to $108 thousand and $37 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit and Debit Card Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the nine months ended September 30, 2024 and 2023 amounted to $2.3 million and $2.2 million, respectively. Fees for these services for the three months ended September 30, 2024 and 2023 amounted to $815 thousand and $764 thousand, respectively.

●

Insurance and Investment - Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the nine months ended September 30, 2024 and 2023 the Company received $52 thousand and $43 thousand, respectively in income from these services. For the three months ended September 30, 2024 and 2023 the Company received $17 thousand and $13 thousand, respectively in income from these services.

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

	Unrealized Gains
	and (Losses)
(dollars in thousands)	On Available for	Defined Benefit
	Sale Securities	Pension Items	Total

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before reclassifications	(2,548)	-	(2,548)
Amounts reclassified from accumulated other comprehensive income, net of tax	13	-	13
Balance September 30, 2023	$(23,477)	$(1,964)	$(25,441)

Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)
Other comprehensive loss before reclassifications	3,357	-	3,357
Amounts reclassified from accumulated other comprehensive loss, net of tax	111	-	111
Balance September 30, 2024	$(14,496)	$(1,376)	$(15,872)

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2.  Business Combinations

On September 1, 2024, the Company completed its merger with JCB as discussed above in Note 1. The merger was accounted for under the acquisition method of accounting. The Company is considered the acquiring entity in this business combination for accounting purposes. Under the terms of the merger agreement, JCB was acquired by the Company in an all-cash transaction valued at $25.0 million. The Company calculated fair values of all assets and liabilities acquired in the transaction. The assets and liabilities of JCB have been recorded at their estimated fair values and added to those of the Company for periods following the merger date. Valuations of acquired JCB assets and liabilities may be refined for up to one year following the merger date. The Company does not expect that any portion of goodwill will be deductible for tax purposes.

The following table presents the JCB assets acquired and liabilities assumed as of September 1, 2024 as well as the related fair value adjustments and determination of goodwill.

(dollars in thousands)	As Reported by	Fair Value	As Reported by
	JCB	Adjustments	the Company
Assets

Cash and cash equivalents	$7,267	$-	$7,267
Investment securities available for sale	48,293	(1,790)	46,503
Restricted equity securities	482	-	482
Loans	91,411	(4,235)	87,176
Allowance for credit losses	(823)	627	(196)
Cash Value of life insurance	3,700	-	3,700
Other real estate owned	140	-	140
Property and equipment	511	1,307	1,818
Accrued interest receivable	413	-	413
Core deposit intangible	-	3,380	3,380
Deferred tax assets, net	1,934	231	2,165
Other assets	1,346	(66)	1,280
Total assets acquired	$154,674	$(546)	$154,128

Liabilities

Deposits	$125,437	$(146)	$125,291
Borrowings	8,000	88	8,088
Accrued interest payable	275	-	275
Other liabilities	112	5	117
Total liabilities acquired	$133,824	$(53)	$133,771

Net assets acquired			20,357
Cash consideration			25,000
Goodwill			$4,643

The Management made significant estimates and exercised significant judgement in accounting for the acquisition of JCB. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed.

Investment Securities Available for Sale

The estimated fair value of the acquired portfolio of debt securities was based on quoted market prices. All of the acquired portfolio was sold upon completion of the acquisition.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2.  Business Combinations, continued

Loans and Allowance for Credit Losses

The fair valuation process identified loans with credit risk indicators that qualified for “purchase credit deteriorated” (“PCD”) status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, JCB’s related allowance for credit losses on loans was not recorded. Upon the acquisition of JCB, the Company reclassed $196 thousand out of the fair value discount on PCD loans to the allowance for credit losses.

Credit risk was quantified using a probability of default (“PD”)/loss given default(“LGD”) methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD rates were applied based on FDIC call report code and risk rating category. LGD rates were applied based on FDIC call report code. Other fair value indicators were quantified using a discounted cash flow methodology, utilizing a built-up discount rate that contemplates current index rates adjusted for market assumed premiums. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

The following table provides information on PCD and non-PCD loans as of the Acquisition Date:

(dollars in thousands)	PCD Loans	Non-PCD Loans	Total Loans
September 1, 2024

Number of Loans	128	1,136	1,264
JCB recorded value	$6,127	$85,284	$91,411
Discount for credit risk	(256)	(370)	(626)
Discount for non-credit factors	(396)	(3,409)	(3,805)
Reclass of PCD discount to ACL	196	-	196
Fair value	$5,671	$81,505	$87,176

Property and Equipment

The fair value of premises acquired was based on recent third-party appraisals. Acquired equipment was based on the remaining net book value of JCB, which approximated fair value.

Intangible Assets

Core deposit relationships provide a stable source of funds for lending and contribute to profitability. The core deposit intangible was valued using an income approach focused on cost savings, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Deferred Tax Asset

Application of the fair value measurements resulted in an increase to the deferred tax asset. The deferred tax assets were calculated using a blended tax rate of 22.20%.

Other Assets

The fair value adjustment of other assets was based on the Company’s evaluation of acquired other assets.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2.  Business Combinations, continued

Deposits

Deposits were valued using methods appropriate to their characteristics. The fair value of noninterest bearing demand deposits, interest bearing demand deposits, money market and savings deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Time deposits were valued at the present value of the expected contractual payments discounted at market rates for instruments with similar terms.

Borrowings

The estimated fair value of borrowings was determined by obtaining payoff quotes from the Federal Home Loan Bank. The borrowings were paid off upon completion of the acquisition.

Other Liabilities

The fair value adjustment of other liabilities was based on the Company’s evaluation of acquired other liabilities.

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the JCB acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2023. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $1.5 million and $1.1 million included in the Company’s consolidated statements of operations for the nine months and three months ended September 30, 2024 and are not included in the pro forma statements below.

	Nine Months ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)

Net interest income	$27,660	$26,439
Net income (a)	$4,732	$7,400

Weighted average shares outstanding (b)	5,557,229	5,585,914
Earnings per common share	$0.85	$1.32

	Three Months ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)

Net interest income	$9,860	$8,668
Net income (a)	$1,001	$2,017

Weighted average shares outstanding (b)	5,553,579	5,571,454
Earnings per common share	$0.18	$0.36

(a)

Supplemental pro forma net income includes the impact of certain fair value adjustments. Supplemental pro forma net income does not include assumptions on cost savings or the impact of merger-related expenses.

(b)

Weighted average shares outstanding are not affected by the merger because no common stock was issued in connection with the JCB acquisition. The acquisition was an all-cash transaction valued at $25.0 million.

The net interest income for JCB included in the consolidated statements of income statement for the three and nine month periods ended September 30, 2024 was  $413 thousand.  The net loss for JCB included in the consolidated income statements for the three and nine month periods ended September 30, 2024 was $521 thousand.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2024 and December 31, 2023 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
Available for sale:
U.S. Treasury securities	$2,505	$-	$(26)	$2,479
U.S. Government agencies	25,272	-	(3,029)	22,243
Mortgage-backed securities	66,637	-	(7,794)	58,843
Corporate securities	1,500	-	(23)	1,477
State and municipal securities	46,342	4	(7,482)	38,864
	$142,256	$4	$(18,354)	$123,906
December 31, 2023
Available for sale:
U.S. Treasury securities	$2,511	$-	$(65)	$2,446
U.S. Government agencies	25,165	-	(3,727)	21,438
Mortgage-backed securities	71,617	-	(9,920)	61,697
Corporate securities	1,500	-	(58)	1,442
State and municipal securities	49,336	9	(8,979)	40,366
	$150,129	$9	$(22,749)	$127,389

Restricted equity securities totaled $4.2 million at September 30, 2024 and $3.3 million at December 31, 2023. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,479	$(26)	$2,479	$(26)
U.S. Government agencies	-	-	22,243	(3,029)	22,243	(3,029)
Mortgage-backed securities	-	-	58,843	(7,794)	58,843	(7,794)
Corporate securities	-	-	1,477	(23)	1,477	(23)
State and municipal securities	-	-	37,550	(7,482)	37,550	(7,482)
Total securities available for sale	$-	$-	$122,592	$(18,354)	$122,592	$(18,354)

December 31, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,446	$(65)	2,446	$(65)
U.S. Government agencies	-	-	21,438	(3,727)	21,438	(3,727)
Mortgage-backed securities	5	-	61,692	(9,920)	61,697	(9,920)
Corporate securities	1,442	(58)	-	-	1,442	(58)
State and municipal securities	1,216	(310)	38,181	(8,669)	39,397	(8,979)
Total securities available for sale	$2,663	$(368)	$123,757	$(22,381)	$126,420	$(22,749)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3.  Investment Securities, continued

At September 30, 2024, 79 investment securities with unrealized losses had depreciated 13.02 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024 and December 31, 2023, there was no allowance for credit losses related to the available for sale portfolio.

Proceeds from the sales of investment securities available for sale were $46.2 million for the nine-month period ended September 30, 2024. Proceeds from sales of investment securities available for sale were $4.4 million for the nine-month period ended September 30, 2023. Gross proceeds from called securities totaled $2.7 million for the nine-month period ended September 30, 2024. There were no called securities for the nine-month period ended September 30, 2023. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the nine-month period ended September 30, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the nine and three-month periods ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Realized gains	$-	$12	$-	$-
Realized losses	(141)	(28)	-	-
	$(141)	$(16)	$-	$-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at September 30, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$4,005	$3,956
Due after one year through five years	14,523	13,682
Due after five years through ten years	71,609	63,227
Due after ten years	52,119	43,041
	$142,256	$123,906

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $57.8 million and $36.0 million at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

The major components of loans in the consolidated balance sheets at September 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Real Estate Secured:
Construction & development	$64,547	$53,473
Farmland	24,927	25,598
Residential	506,495	400,947
Commercial mortgage	279,985	269,666
Non-Real Estate Secured:
Commercial & agricultural	59,386	47,681
Consumer & other	17,782	20,339
Total loans	953,122	817,704
Allowance for credit losses	(7,787)	(6,739)
Loans, net of allowance for credit losses	$945,335	$810,965

Included in total loans above are deferred loan fees of $1.5 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively. Deferred loan costs were $5.1 million and $4.7 million, at September 30, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.3 million at September 30, 2024 and $2.8 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of September 30, 2024 and December 31, 2023, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses

Allowance for Credit Losses - Loans

The following table summarizes the activity related to the allowance for credit losses for the three and nine month periods ended September 30, 2024 and 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2024

Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	-	(22)	(22)
Recoveries	-	-	-	1	25	7	33
Provision for (recovery of provision)	115	(8)	444	(87)	(2)	248	710
Balance, September 30, 2024	$951	$173	$3,941	$1,852	$478	$392	$7,787

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2023

Balance, June 30, 2023	$953	$140	$3,088	$1,866	$404	$173	$6,624
Charge-offs	-	-	-	-	-	(36)	(36)
Recoveries	-	-	-	1	1	6	8
Provision for (recovery of provision)	(51)	4	85	38	6	17	99
Balance, September 30, 2023	$902	$144	$3,173	$1,905	$411	$160	$6,695

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Nine Months Ended September 30, 2024

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	(16)	(77)	(93)
Recoveries	-	-	9	3	27	19	58
Provision for (recovery of provision)	(4)	19	617	(54)	43	266	887
Balance, September 30, 2024	$951	$173	$3,941	$1,852	$478	$392	$7,787

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Nine Months Ended September 30, 2023

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(89)	(89)
Recoveries	1	50	1	10	14	17	93
Provision for (recovery of provision)	(33)	(57)	73	(183)	1	50	(149)
Balance, September 30, 2023	$902	$144	$3,173	$1,905	$411	$160	$6,695

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of September 30, 2024 and December 31, 2023, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2024 and December 31, 2023:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
September 30, 2024
Real Estate Secured:
Construction & development	$64,315	$18	$-	$214	$64,547
Farmland	23,289	112	726	800	24,927
Residential	503,064	208	2,196	1,027	506,495
Commercial mortgage	273,001	3,484	3,057	443	279,985
Non-Real Estate Secured:
Commercial & agricultural	59,181	-	56	149	59,386
Consumer & other	17,320	-	22	440	17,782
Total	$940,170	$3,822	$6,057	$3,073	$953,122

December 31, 2023
Real Estate Secured:
Construction & development	$53,444	$-	$-	$29	$53,473
Farmland	23,329	-	737	1,532	25,598
Residential	400,432	213	36	266	400,947
Commercial mortgage	265,441	2,329	202	1,694	269,666
Non-Real Estate Secured:
Commercial & agricultural	47,481	-	24	176	47,681
Consumer & other	19,903	-	-	436	20,339
Total	$810,030	$2,542	$999	$4,133	$817,704

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	To Term	Total

Construction & development
Pass	$21,120	$17,454	$6,359	$6,396	$1,600	$7,757	$3,629	$-	$64,315
Watch	-	-	-	-	18	-	-	-	18
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	174	-	25	-	-	15	-	214
Total construction & development	$21,120	$17,628	$6,359	$6,421	$1,618	$7,757	$3,644	$-	$64,547

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,573	$3,756	$1,994	$1,414	$2,510	$9,393	$1,649	$-	$23,289
Watch	-	-	-	-	-	112	-	-	112
Special Mention	-	-	-	-	-	626	100	-	726
Substandard	-	-	-	-	-	800	-	-	800
Total farmland	$2,573	$3,756	$1,994	$1,414	$2,510	$10,931	$1,749	$-	$24,927

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$46,039	$70,412	$111,352	$58,541	$49,902	$90,727	$75,410	$681	$503,064
Watch	-	-	-	-	208	-	-	-	208
Special Mention	219	-	1,019	243	267	448	-	-	2,196
Substandard	-	-	361	14	-	652	-	-	1,027
Total residential	$46,258	$70,412	$112,732	$58,798	$50,377	$91,827	$75,410	$681	$506,495

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$21,640	$40,512	$47,971	$48,726	$36,857	$71,470	$5,825	$-	$273,001
Watch	-	-	-	1,427	2,037	-	20	-	3,484
Special Mention	-	-	2,648	-	-	409	-	-	3,057
Substandard	-	-	-	76	-	367	-	-	443
Total residential	$21,640	$40,512	$50,619	$50,229	$38,894	$72,246	$5,845	$-	$279,985

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$10,117	$13,315	$6,374	$3,807	$1,159	$1,885	$22,524	$-	$59,181
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	38	-	-	18	-	-	56
Substandard	-	-	-	-	-	149	-	-	149
Total commercial & agricultural	$10,117	$13,315	$6,412	$3,807	$1,159	$2,052	$22,524	$-	$59,386

Current period gross write-offs	$-	$16	$-	$-	$-	$-	$-	$-	$16

Consumer & other
Pass	$4,506	$3,993	$2,547	$1,905	$172	$3,461	$736	$-	$17,320
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	14	1	1	-	-	6	-	22
Substandard	27	-	-	376	-	37	-	-	440
Total consumer & other	$4,533	$4,007	$2,548	$2,282	$172	$3,498	$742	$-	$17,782

Current period gross write-offs	$8	$32	$10	$7	$3	$17	$-	$-	$77

Total loans
Pass	$105,995	$149,442	$176,597	$120,789	$92,200	$184,693	$109,773	$681	$940,170
Watch	-	-	-	1,427	2,263	112	20	-	3,822
Special Mention	219	14	3,706	244	267	1,501	106	-	6,057
Substandard	27	174	361	491	-	2,005	15	-	3,073
Total loans	$106,241	$149,630	$180,664	$122,951	$94,730	$188,311	$109,914	$681	$953,122

Total Current period gross write-offs	$8	$48	$10	$7	$3	$17	$-	$-	$93

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	September 30, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$24	$24
Farmland	-	71	71
Residential	-	627	627
Commercial mortgage	300	143	443
Commercial & agricultural	-	130	130
Consumer & other	-	424	424
Total	$300	$1,419	$1,719

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$29	$29
Farmland	314	86	400
Residential	-	221	221
Commercial mortgage	339	176	515
Commercial & agricultural	-	130	130
Consumer & other	398	38	436
Total	$1,051	$680	$1,731

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Nonaccrual Loans, continued

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three and nine months ended September 30, 2024 and September 30, 2023:

(dollars in thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023

Construction & development	$-	$-
Farmland	-	-
Residential	-	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	1
Total	$1	$1

(dollars in thousands)	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Construction & development	$-	$-
Farmland	-	-
Residential	3	16
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	1
Total	$4	$17

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of September 30, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

September 30, 2024
Real Estate Secured:
Construction & development	$68	$-	$-	$24	$64,455	$64,547
Farmland	-	-	-	71	24,856	24,927
Residential	592	40	-	627	505,236	506,495
Commercial mortgage	-	-	-	443	279,542	279,985
Non-Real Estate Secured:
Commercial & agricultural	5	-	-	130	59,251	59,386
Consumer & other	62	22	-	424	17,274	17,782
Total	$727	$62	$-	$1,719	$950,614	$953,122

The following table presents an aging analysis of past due loans by category as of December 31, 2023:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$53,444	$53,473
Farmland	-	-	-	400	25,198	25,598
Residential	-	45	-	221	400,681	400,947
Commercial mortgage	-	-	-	515	269,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	35	-	-	130	47,516	47,681
Consumer & other	12	-	-	436	19,891	20,339
Total	$47	$45	$-	$1,731	$815,881	$817,704

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	2024	2023

Construction & development	$-	$-
Farmland	-	-
Residential	-	-
Commercial mortgage	300	339
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$300	$339

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of September 30, 2024 and December 31, 2023.

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2024. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and September 30, 2023 and for the three months ended September 30, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
Nine Months Ended September 30, 2024	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$23	0.01%	Added an average of 11.92 years to the life of the loan, which resulted in reduced payment.
Total	$23

	Combination – Term Extension & Interest Rate Reduction
Nine Months Ended September 30, 2023	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$595	0.15%	Reduced average interest rate from 8.75% to 5.75%. Added 3.86 years to the life of the loan, which resulted in reduced payment.

Consumer & agricultural	430	2.09%	Reduced average interest rate from 9.50% to 7.00%. Added 0.61 years to the life of the loan.
Total	$1,025

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5.  Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

	Combination – Term Extension & Interest Rate Reduction
Three Months Ended September 30, 2023	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$586	0.15%	Reduced average interest rate from 7.50% to 6.50%. Added 4.92 years to the life of the loan, which resulted in reduced payment.

Consumer & agricultural	430	2.09%	Reduced average interest rate from 9.50% to 7.00%. Added 0.61 years to the life of the loan.
Total	$1,025

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2024 and September 30, 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

September 30, 2024
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	608	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	376	-	-
Total	$984	$-	$-

September 30, 2023
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	595	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	430	-	-
Total	$1,025	$-	$-

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024 and September 30, 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended September 30, 2024

Balance, June 30, 2024	$389
Provision for credit losses - unfunded commitments	28
Balance, September 30, 2024	$417

For the Three Months Ended September 30, 2023

Balance, June 30, 2023	$306
Provision for credit losses - unfunded commitments	83
Balance, September 30, 2023	$389

For the Nine Months Ended September 30, 2024

Balance, December 31, 2023	$402
Provision for credit losses - unfunded commitments	15
Balance, September 30, 2024	$417

For the Nine Months Ended September 30, 2023

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for credit losses - unfunded commitments	30
Balance, September 30, 2023	$389

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6.  Deposits

The following table presents the composition of deposits at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$144,219	$136,305
Money market	84,947	70,669
Savings	173,319	152,666
Time deposits	343,082	263,987
Total interest-bearing deposits	745,567	623,627
Noninterest-bearing deposits	340,340	305,115
Total deposits	$1,085,907	$928,742

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2024 and December 31, 2023 was $103.6 million, and $78.6 million, respectively.

Note 7.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. Effective December 31, 2012, the pension plan was amended to freeze benefit accruals for all eligible employees. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Interest cost	$93	$108	$31	$36
Expected return on plan assets	(378)	(360)	(126)	(120)
Recognized net actuarial loss	87	147	29	49
Net periodic benefit	$(198)	$(105)	$(66)	$(35)

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 8.  Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the nine-month period ended September 30, 2024 and for the year ended December 31, 2023 is as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023

Beginning of year	$3,257	$3,257
Acquired goodwill as a result of JCB merger	4,643	-
Impairment	-	-
End of the period	$7,900	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023

Balance at beginning of year, net of accumulated amortization	$917	$1,286
Core deposit intangible as result of JCB merger	3,380	-
Amortization expense	(266)	(369)
Net book value	$4,031	$917

Aggregate amortization expense was $266 thousand and $289 thousand for the nine-month periods ended September 30, 2024 and 2023, respectively. Aggregate amortization expense was $107 thousand and $79 thousand for the three-month periods ended September 30, 2024 and 2023, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Three months ending December 31, 2024	$216
For the year ending December 31, 2025	771
For the year ending December 31, 2026	647
For the year ending December 31, 2027	565
For the year ending December 31, 2028	484
Thereafter	1,348
Total	$4,031

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

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed two operating leases during the first nine months of 2024 and recognized a right-of-use asset and lease liability on the renewals. In August 2024, the Company was released from an operating lease, which resulted in the elimination of $197 thousand in right-of-use asset and lease liability. The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right-of-use asset. In August 2023, the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $197 thousand, and as a result, entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction.

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

	September 30,	December 31,
(dollars in thousands)	2024	2023

Lease liabilities	$1,591	$1,983
Right-of-use assets	$1,674	$2,073
Weighted average remaining lease term (years)	7.41	7.45
Weighted average discount rate	4.10%	3.98%

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023

Lease Expense
Operating lease expense	$293	$178
Short-term lease expense	9	8
Total lease expense	$302	$186

Cash paid for amounts included in lease liabilities	$293	$178

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Three months ending December 31, 2024	$85
Twelve months ending December 31, 2025	297
Twelve months ending December 31, 2026	230
Twelve months ending December 31, 2027	223
Twelve months ending December 31, 2028	231
Thereafter	798
Total undiscounted cash flows	$1,864
Less discount	(273)
Lease liabilities	$1,591

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of September 30, 2024, 134,900 shares have been issued under the Equity Plan, leaving 165,100 shares available for future grants.

On March 28, 2024, 65,000 restricted stock awards were issued with a fair value of $11.30 per share. These awards vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. On September 3, 2024, 10,000 restricted stock awards were issued with a fair value of $11.33 per share. These awards vest 25% on December 15, 2025, 25% on December 15, 2026, 25% on December 15, 2027, and 25% on December 15, 2028. For the nine months ended September 30, 2024 and 2023, $157 thousand and $83 thousand, respectively, was recognized as compensation expense related to share-based compensation. For the three months ended September 30, 2024 and 2023, $70 thousand and $17 thousand was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of September 30, 2024, the unrecognized compensation expense related to unvested restricted stock awards was $822 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.99 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(8,225)	12.21	$99
Forfeited	-	-
Unvested as of December 31, 2023	10,625	$12.54
Granted	75,000	11.30
Vested	-	-	$-
Forfeited	-	-
Unvested as of September 30, 2024	85,625	$11.45

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023

Commitments to extend credit	$218,942	$195,991
Standby letters of credit	1,104	583
	$220,046	$196,574

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of September 30, 2024 and December 31, 2023, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024

Financial Instruments – Assets
Net Loans	$945,335	$912,232	$-	$-	$912,232

Financial Instruments – Liabilities
Time Deposits	343,082	339,351	-	339,351	-
FHLB Advances	20,000	19,992	-	19,992	-

December 31, 2023

Financial Instruments – Assets
Net Loans	$810,965	$775,246	$-	$-	$775,246

Financial Instruments – Liabilities
Time Deposits	263,987	260,590	-	260,590	-
FHLB Advances	25,000	24,999	-	24,999	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12.  Financial Instruments, continued

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at September 30, 2024 and there was no other real estate owned held as of December 31, 2023.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2024
Investment securities available for sale
U.S. Treasury securities	$2,479	$-	$2,479	$-
U.S. Government agencies	22,243	-	22,243	-
Mortgage-backed securities	58,843	-	58,843	-
Corporate securities	1,477	-	1,477	-
State and municipal securities	38,864	-	38,864	-
Total assets at fair value	$123,906	$-	$123,906	$-

December 31, 2023
Investment securities available for sale
U.S. Treasury securities	$2,446	$-	$2,446	$-
U.S. Government agencies	21,438	-	21,438	-
Mortgage-backed securities	61,697	-	61,697	-
Corporate securities	1,442	-	1,442	-
State and municipal securities	40,366	-	40,366	-
Total assets at fair value	$127,389	$-	$127,389	$-

No liabilities were recorded at fair value on a recurring basis as of September 30, 2024 or December 31, 2023. There were no transfers between levels during the nine-month period ended September 30, 2024 and the year ended December 31, 2023.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12.  Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2024
Individually evaluated loans	$1,813	$-	-	$1,813
Other real estate owned	140	$-	-	140
Total assets at fair value	$1,953	$-	$-	$1,953

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Individually evaluated loans	$1,635	$-	-	$1,635
Total assets at fair value	$1,635	$-	$-	$1,635

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$1,813	$1,635	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	-	10%

Other Real Estate Owned	$140	$-	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	-	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13.  Short-Term Borrowings

At September 30, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at September 30, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 5.07%, with a maturity date of October 17, 2024, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At September 30, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 8.00% and was classified as short-term debt.

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

At September 30, 2024, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. In addition, the Bank has the ability to borrow up to approximately $246.0 million from the FHLB, subject to the pledging of collateral.

Note 14.  Long-Term Borrowings

At September 30, 2024 and December 31, 2023, neither the Company nor the Bank had no borrowings outstanding classified as long-term.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 15.  Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2024 and December 31, 2023, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital (to risk weighted assets)	$104,744	11.10%	$75,457	8.00%	$94,322	10.00%
Tier 1 Capital (to risk weighted assets)	$96,736	10.26%	$56,593	6.00%	$75,457	8.00%
Common Equity Tier 1 (to risk weighted assets)	$96,736	10.26%	$42,445	4.50%	$61,309	6.50%
Tier 1 Capital (to average total assets)	$96,736	8.55%	$45,233	4.00%	$56,541	5.00%

December 31, 2023
Total Capital (to risk weighted assets)	$104,800	12.49%	$67,130	8.00%	$83,913	10.00%
Tier 1 Capital (to risk weighted assets)	$97,659	11.64%	$50,348	6.00%	$67,130	8.00%
Common Equity Tier 1 (to risk weighted assets)	$97,659	11.64%	$37,761	4.50%	$54,543	6.50%
Tier 1 Capital (to average total assets)	$97,659	9.26%	$42,199	4.00%	$52,749	5.00%

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

The CBLR framework was available for banks to use in their September 30, 2024 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

As previously announced, the Company and JCB merged on September 1, 2024, with the Company as the surviving corporation.  For accounting purposes, the Company is considered the acquiror and JCB is considered the acquiree in the transaction. As such, all information contained herein as of and for periods prior to September 1, 2024, reflects the operations of the Company prior to the merger.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for credit losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Summary

●

In connection with the acquisition of JCB, effective  September 1, 2024, the Company acquired $154.1 million in assets at fair value, including $87.2 million in loans.  The Company also assumed $133.8 million of liabilities at fair value, including $125.3 million of total deposits with a core deposit intangible asset recorded of $3.4 million, and goodwill of $4.6 million.

●

Net income was $1.1 million, or $0.19 per share, in the third quarter of 2024, compared to $2.1 million, or $0.37 per share, in the third quarter of 2023.  For the nine months ended September 30, 2024, net income was $4.9 million, or $0.89 per share, compared to net income of $7.5 million, or $1.35 per share, for the nine months ended September 30, 2023.

●	Net interest margin (“NIM”) was 3.78% for the third quarter of 2024, compared to 3.72% in the second quarter of 2024, and 3.66% in the third quarter of 2023.
●	Total assets increased $160.7 million, or 15.36%, to $1.21 billion at September 30, 2024 from $1.05 billion at December 31, 2023.
●

Net loans were $945.3 million at September 30, 2024, an increase of $134.3 million, or 16.57%, when compared to $811.0 million at December 31, 2023.  Excluding the $87.2 million in loans acquired as part of the JCB merger, loans increased by $48.1 million, or 5.90%, for the first nine months of 2024.

●

Total deposits were $1.09 billion at September 30, 2024, an increase of $157.2 million, or 16.92%, from $928.7 million at December 31, 2023.  Excluding the $125.3 million of total deposits acquired as part of the JCB merger, total deposits increased by $31.8 million, or 3.43%, for the first nine months of 2024.

●

Third quarter 2024 earnings represented an annualized return on average assets (“ROAA”) of 0.37% and an annualized return on average equity (“ROAE”) of 4.82%, compared to 0.81% and 10.66%, respectively, for the same period last year.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended September 30, 2024 and 2023

Net interest income after provision for credit losses in the third quarter of 2024 was $9.2 million compared to $8.5 million in the third quarter of 2023.  Total interest income was $13.7 million in the third quarter of 2024, representing an increase of $2.7 million, or 24.89%, in comparison to the third quarter of 2023.  Interest income on loans increased in the quarterly comparison by $2.6 million, primarily due to organic loan growth of $87.7 million from September 30, 2023 to September 30, 2024, as well as interest rate increases during the same time period.  Management anticipates that this loan growth, in addition to higher rates in the current year, will continue to have a positive impact on both earning assets and loan yields.  Interest expense on deposits increased by $1.5 million in the quarterly comparison as a result of rate increases on deposit offerings, especially on time deposits due to deposit competition and a migration from lower cost deposits to time deposits.  Management anticipates that interest expense on deposits will increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits.  Interest on borrowings increased by $24 thousand, primarily due to short-term FHLB advances to fund loan growth.

Third quarter 2024 and 2023 noninterest income was comparable at $1.9 million for both quarters.  Included in noninterest income for the third quarter of 2023 was $69 thousand related to life insurance income, and a gain of $197 thousand on the sale leaseback of a branch location was recorded in other income for the third quarter of 2023.  Excluding these items, noninterest income increased by $200 thousand for the third quarter of 2024 compared to the third quarter of 2023, primarily as a result of an increase in service charges and fees of $80 thousand and an increase of $71 thousand in mortgage origination fees as mortgage origination volume increase compared to the year ago period.

Noninterest expense in the third quarter of 2024 was $9.6 million compared with $7.9 million in the third quarter of 2023, an increase of $1.7 million, or 21.80%.  There was an increase in salary and benefit costs of $170 thousand due to personnel additions and routine salary adjustments, as well as increased benefit costs.  Occupancy and equipment expenses increased $24 thousand and data processing increased by $138 thousand in the quarterly comparisons primarily due to branch expansion costs.  Also included in noninterest expense in the third quarter of 2024 was $1.1 million in merger related expenses related to the acquisition of Johnson County Bank.

Net income before taxes decreased by $1.1 million in the quarterly comparison causing a decrease in income tax expense of $134 thousand.

Results of Operations for the Nine Months ended September 30, 2024 and 2023

For the first nine months of 2024, net interest income after provision for (recovery of) credit losses was $27.0 million compared to $26.7 million for the first nine months of 2023.  Interest income increased by $6.5 million, primarily due to an increase of $6.4 million in interest income on loans.  Interest expense on deposits increased by $4.8 million for the nine months ended September 30, 2024 compared to the same period last year.  As previously discussed, this is a reflection of the increased competitive pressures for deposits.  Interest on borrowings increased by $387 thousand in the nine-month comparison, due to short-term borrowings to help fund loan growth.

For the nine months ended September 30, 2024 and 2023, noninterest income was comparable at $5.2 million for both periods.  Included in noninterest income for the first nine months of 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand.  The net security loss resulted from the recognition of unamortized premiums on a called bond.  Included in noninterest income for the nine months ended September 30, 2023, was income of $129 thousand related to loan hedge fees from a correspondent bank that was recorded in other income, the $197 thousand gain on the sale leaseback discussed above, $69 thousand from life insurance contracts and security losses of $16 thousand.  Excluding these items noninterest income increased by $308 thousand for the first nine months of 2024 compared to the first nine months of 2023, primarily as a result on an increase in service charges and fees of $239 thousand and an increase of $20 thousand in mortgage origination fees.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Nine Months ended September 30, 2024 and 2023, continued

For the nine-month period ended September 30, 2024, total noninterest expenses increased by $3.4 million compared to the same period in 2023, primarily due to employee costs and branch costs associated with branch expansion discussed above.  Salary and benefit cost increased by $577 thousand.  Occupancy and equipment expenses increased by $470 thousand, and data processing increased by $458 thousand from the first nine months of 2023 to 2024.  Merger related expenses related to the acquisition of Johnson County Bank were $1.5 million for the first nine months of 2024.

In the nine-month comparison, net income before taxes decreased by $3.1 million, resulting in a decrease in income tax expense of $459 thousand.

Financial Condition

In connection with the acquisition of JCB, effective  September 1, 2024, the Company acquired $154.1 million in assets at fair value, including $87.2 million in loans.  The Company also assumed $133.8 million of liabilities at fair value, including $125.3 million of total deposits with a core deposit intangible asset recorded of $3.4 million, and goodwill of $4.6 million.

Total assets increased by $160.7 million, or 15.36%, to $1.21 billion at September 30, 2024 from $1.05 billion at December 31, 2023.  Total loans increased by $135.4 million, or 16.56%, to $953.1 million at September 30, 2024 from $817.7 million at December 31, 2023.  This increase was due to the $87.2 million in loans acquired as part of the JCB merger, along with loan growth of $48.1 million during the first nine months of September 30, 2024.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.18% at September 30, 2024 compared to 0.21% at December 31, 2023.  The allowance for credit losses remained comparable at approximately 0.82% of total loans as of September 30, 2024 and December 31, 2023, respectively.

Investment securities decreased by $3.5 million to $123.9 million at September 30, 2024 from $127.4 million at December 31, 2023.  The decrease in the first nine months of 2024 was the result of $2.7 million in called securities, $5.2 million in paydowns, and a decrease in unrealized losses of $4.4 million as a result of the decrease in interest rates during the first nine months of 2024.

Total deposits increased in the first nine months of 2024 by $157.2 million, or 16.92%, to $1.09 billion September 30, 2024 from $928.7 million at December 31, 2023, primarily as a result of the JCB merger.  Excluding the $125.3 million of total deposits acquired as part of the JCB merger, total deposits increased by $31.8 million, or 3.43%, for the first nine months of 2024.  Excluding the total deposits acquired in the JCB merger, noninterest bearing deposits increased by $2.4 million and interest-bearing deposits increased by $29.5 million during the first nine months of 2024.  Excluding the total deposits acquired in the JCB merger, lower cost interest bearing deposits decreased by $2.9 million during the first nine months of 2024, and time deposits increased by $32.4 million, as customers continue to look for higher returns on their deposits.

Total stockholders’ equity increased by $5.7 million, or 6.93%, to $88.6 million at September 30, 2024, from $82.9 million at December 31, 2023.  The change during the first nine months of 2024 was due to earnings of $4.9 million, less dividends paid of $2.6 million, $3.4 million in other comprehensive income, and stock repurchases of $230 thousand.  Book value increased from $14.84 per share at December 31, 2023 to $15.72 per share at September 30, 2024.

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

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of September 30, 2024 approximately 49% of our commercial mortgage loans are owner occupied and 51% are non-owner occupied.  The largest concentrations in commercial real estate as to type are office buildings, which includes medical offices, at approximately 23%, hotel properties at approximately 17%, warehouses at approximately 10%, and retail facilities at approximately 9%.

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023

Allowance for credit losses	$7,787	$6,739
Total loans	$953,122	$817,704
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$1,719	$1,731
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	1,719	1,731
Other real estate owned	140	-
Total nonperforming assets	$1,859	$1,731

Total nonperforming loans as a percentage to total loans	0.18%	0.21%
Total allowance for credit losses to nonperforming loans	453.00%	389.31%
Total nonperforming assets as a percentage to total assets	0.15%	0.17%
Total nonaccrual loans as a percentage to total loans	0.18%	0.21%
Total allowance for credit losses to nonaccrual loans	453.00%	389.31%

Total nonperforming loans were 0.18% and 0.21% of total outstanding loans as of September 30, 2024 and December 31, 2023, respectively.  Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned.  As of September 30, 2024, loans past due 30-89 days and still accruing totaled $789 thousand compared to $92 thousand at December 31, 2023.

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at September 30, 2024 totaled $4.2 million, or 0.44% of total loans.  The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

As of September 30, 2024 and December 31, 2023, respectively, we had loans with a current principal balance of $9.9 million and $3.5 million rated “Watch” or “Special Mention”.  The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating.  Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”.  Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”.  As of September 30, 2024 and December 31, 2023, respectively, potential problem loans classified as “Substandard” totaled $3.1 million and $4.1 million, respectively.  As of September 30, 2024 and December 31, 2023, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses.  Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves.  Bank regulators also periodically review the Bank’s loans and other assets to assess their quality.  Loans deemed uncollectible are charged to the allowance.  Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.  The reserve for credit losses was approximately 0.82% of total loans at September 30, 2024 and December 31, 2023.  The allocation of the allowance for credit losses as of September 30, 2024 and December 31, 2023 is as follows:

(dollars in thousands)	September 30, 2024			December 31, 2023
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$951	1.47%	6.77%	$910	1.70%	6.54%
Farmland	173	0.69%	2.61%	154	0.60%	3.13%
Residential	3,941	0.78%	53.14%	3,167	0.79%	49.03%
Commercial mortgage	1,852	0.66%	29.38%	1,902	0.71%	32.98%
Commercial & agriculture	478	0.80%	6.23%	424	0.89%	5.83%
Consumer and other	392	2.20%	1.87%	182	0.89%	2.49%
Total	$7,787	0.82%	100.00%	$6,739	0.82%	100.00%

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the nine months ended September 30, 2024 and 2023, and the year ended December 31, 2023.

	Nine months ended September 30, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$54,333	0.00%
Farmland	-	24,353	0.00%
Residential	9	426,712	0.00%
Commercial mortgage	3	269,798	0.00%
Commercial & agriculture	11	51,321	0.02%
Consumer & other	(58)	16,213	(0.36%)
Total	$(35)	$842,730	0.00%

	Nine months ended September 30, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$50,846	0.00%
Farmland	50	23,788	0.21%
Residential	1	374,958	0.00%
Commercial mortgage	10	261,951	0.00%
Commercial & agriculture	14	42,024	0.03%
Consumer & other	(72)	20,826	(0.35%)
Total	$4	$774,393	0.00%

	Year ended December 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$1	$51,316	0.00%
Farmland	50	24,124	0.21%
Residential	1	379,748	0.00%
Commercial mortgage	11	263,211	0.00%
Commercial & agriculture	16	43,110	0.04%
Consumer & other	(87)	20,706	(0.42%)
Total	$(8)	$782,215	0.00%

Part I.  Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Unsecured federal fund lines available from correspondent banks totaled $73.0 million at September 30, 2024.  The Bank had no balances outstanding on these lines as of September 30, 2024 or December 31, 2023.  In addition, the Bank has the ability to borrow up to approximately $246.0 million from the FHLB, subject to the pledging of collateral.

At September 30, 2024, the Bank had short-term FHLB advances of $20.0 million.  At December 31, 2023, the Bank had short-term FHLB advances of $25.0 million and a $2.5 million borrowing from the Federal Reserve’s Bank Term Funding Program that was classified as short-term.

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

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025.  Interest on the line of credit is variable and is set at the prime rate.  At September 30, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 8.00% and was classified as short-term debt.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.  The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.5% and 11.9% for the periods ended September 30, 2024 and December 31, 2023, respectively.  These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  At September 30, 2024, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2024, the Company’s equity to asset ratio was 7.35% and the Bank’s capital was in excess of regulatory requirements as discussed above.  The Company will continue to monitor the residual effects of inflation in determining future cash dividends and any requirements for additional capital each quarter.  The Company declared and paid dividends of $2.6 million, and had $230 thousand of stock repurchases, for the first nine months of 2024.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality, composition and fair value of the loan and securities portfolios; demand for loan products; deposit flows; liquidity and the availability of secondary funding sources; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines; disruptions to customer and employee relationships and business operations caused by the acquisition of Johnson County Bank; the ability to implement integration plans associated with the acquisition, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the acquisition within the expected timeframe, or at all; and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

Part II.  Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the third quarter of 2024.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 7/1 through 7/31	-	$-	-	24,613
Purchased 8/1 through 8/31	-	$-	-	24,613
Purchased 9/1 through 9/30	-	$-	-	24,613
Total during third quarter 2024	-	$-	-

(1)

On February 16, 2023, the Company’s Board of Directors publicly announced the extension of the Company’s stock repurchase plan, pursuant to which the Company may purchase an aggregate of up to 350,000 shares of common stock through January 2025.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Part II.  Other Information

Item 6.	Exhibits

2.1

Amended and Restated Agreement and Plan of Merger, dated June 28, 2024, by and among Skyline Bankshares, Inc., Skyline National Bank, SNB Interim Bank, National Association, and Johnson County Bank (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024)*.

3.1	Amended and Restated Bylaws of Skyline Bankshares, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 4, 2024 incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Skyline Bankshares, Inc.

Date: November 14, 2024	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer