Form 10-K
period 2024-12-31
Skyline Bankshares, Inc.
filed 2025-03-26
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $52,479,467

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,651,704 shares of Common Stock as of March 25, 2025

DOCUMENTS INCORPORATED BY REFERENCE

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

On April 16, 2024, the Company entered into a definitive agreement to acquire Johnson County Bank (“JCB”), based in Mountain City, Tennessee, in an all-cash transaction valued at $25.0 million, with the Bank as the surviving bank. The purpose of this acquisition was to facilitate the Bank’s entry into Eastern Tennessee. The transaction closed and the merger of JCB with and into the Bank became effective on September 1, 2024. The Company was considered the acquiror and JCB was considered the acquiree in the transaction for accounting purposes. Pursuant to the JCB merger, the Company acquired $154.1 million of assets, including $87.2 million in loans and assumed $133.8 million in liabilities, including $125.3 million of deposits, on September 1, 2024. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to September 1, 2024 reflects the operations of the Company prior to the JCB merger. Unless this report otherwise indicates or the context otherwise requires, all references to the “Company” as of and for periods subsequent to September 1, 2024 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to September 1, 2024 are references to the Company and its subsidiary as a combined entity prior to the merger.

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 88.82% of the interest earning assets of the Bank at December 31, 2024, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $1.5 million up to $2.5 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $2.5 million up to $4.0 million of total indebtedness to a single customer. All loans in excess $4.0 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2024, the Bank had 52.63% of the loan portfolio in single and multi-family housing, 29.78% in non-farm, non-residential real estate loans, 2.48% in farm related real estate loans, and 6.97% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.22% of the portfolio at December 31, 2024. Consumer and other loans make up approximately 1.92% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continuing to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and certificates of deposit in denominations of $250,000 or less to be core deposits. These accounts comprised approximately 90.87% of the Bank’s total deposits at December 31, 2024. Certificates of deposit in excess of the FDIC insured limit of $250,000 represented the remaining 9.13% of deposits at December 31, 2024.

Market Area

The Bank’s primary market area consists of:

●	all of Grayson County, Virginia
●	all of Floyd County, Virginia
●	all of Carroll County, Virginia
●	all of Wythe County, Virginia
●	all of Pulaski County, Virginia
●	all of Montgomery County, Virginia
●	all of Patrick County, Virginia
●	all of Roanoke County, Virginia
●	all of Alleghany County, North Carolina
●	all of Ashe County, North Carolina
●	all of Burke County, North Carolina
●	all of Caldwell County, North Carolina
●	all of Catawba County, North Carolina
●	all of Cleveland County, North Carolina
●	all of Davie County, North Carolina
●	all of Watauga County, North Carolina
●	all of Wilkes County, North Carolina
●	all of Yadkin County, North Carolina
●	all of Johnson County, Tennessee
●	the City of Galax, Virginia
●	the City of Radford, Virginia
●	the City of Salem, Virginia
●	the City of Roanoke, Virginia

Grayson, Carroll, Patrick, Alleghany, Ashe, Wilkes, Yadkin and Johnson Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $42,115 in Alleghany County, to a high of $57,486 in Yadkin County, based upon 2022 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, as well as the City of Radford, while largely rural, are more economically diverse. Montgomery County is home to Virginia Tech, Watauga County is home to Appalachian State University, the City of Radford is home to Radford University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $50,034 in Watauga County, to a high of $69,105 in Davie County, according to the 2022 census data. The Bank has a presence in Roanoke County and the cities of Roanoke and Salem where median household incomes ranged from a low of $51,523 in Roanoke City, to a high of $80,872 in Roanoke County, based on 2022 census data.

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

Employees

At December 31, 2024, the Company had 254 total employees representing 248 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Skyline Bankshares, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve.  As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve Bank of Richmond and is required to file various reports and additional information with the Federal Reserve.  The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the “SCC”).

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

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and continues to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies. The Dodd-Frank Act has increased our operations and compliance costs.

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

Based on management’s understanding and interpretation of the capital rules, it believes that, as of December 31, 2024, the Bank meets all capital adequacy requirements under such rules on a fully phased-in basis.

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

The CBLR framework was available for banks to use in their December 31, 2024, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting changes under the Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2024 and 2023, the Company met the requirements for being classified as “well capitalized.”

As discussed under “Capital Requirements” above, federal banking regulators have issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio,” in which case a bank that has chosen such proposed framework would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a CBLR greater than 9%.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB remains uncertain.

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

In October 2024, the CFPB adopted a new rule that requires financial service providers, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Compliance is required beginning April 1, 2028 for depository institutions with at least $3 billion in total assets and beginning April 1, 2029 for depository institutions with at least $1.5 billion in total assets.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2024, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

We are located in southwestern Virginia, northwestern North Carolina, and eastern Tennessee and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions, and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. Changes in general economic or market conditions, whether caused by global, national or local concerns, could influence, among other things, the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Higher unemployment rates may lead to future increases in past-due and nonperforming loans, thus having a negative impact on the earnings of the Bank. As a result, a decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial condition and performance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2024, the Company had $904.3 million of loans secured by real estate outstanding, or 91.86% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

In addition, our business strategy in recent years has involved expansion in North Carolina and Tennessee, with several branches opening in new markets in western North Carolina in 2020 and 2022 and our acquisition of JCB in 2024. The banking business in western North Carolina and eastern Tennessee is competitive, and the level of competition may increase further. There can be no assurance that the Company will be able to successfully compete in these markets, or that we will be able to successfully manage additional growth. Because of our prior limited participation in these markets, there may be unexpected challenges and difficulties that could adversely affect our operations.

Risks Related to the Regulatory Environment

An inability to maintain our regulatory capital position could adversely affect our operations.

As of December 31, 2024, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on the Company and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

The Company expects that the Trump administration will seek to implement a regulatory agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. At this time, it is unclear what laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment and therefore its business, financial condition, and results of operations.

We are subject to stringent capital requirements, which could adversely affect our results of operations and future growth.

We are subject to regulatory risk-based capital rules and minimum capital requirements including a “capital conservation buffer” that was fully effective on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

While the Economic Growth Act provided some relief through the establishment of a simplified leverage capital framework for smaller banks, these stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosures, especially as they relate to climate risk, hiring practices, the diversity of the work force, racial and social justice issues, support for local communities, and corporate governance and transparency. New rules and regulations also could result in new or more stringent forms of ESG oversight and reporting, diligence, and disclosure. Complying with ESG-related rules, regulations and/or stakeholder expectations could result in increases to the Company’s overall operational costs and increased management time and attention. Further, failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards or to act responsibly in these areas could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Conversely, if efforts around diversity and inclusion and other ESG-related areas are perceived as too ambitious, the Company may be subject to investigations, litigation and other proceedings and its reputation may be damaged. Adverse incidents could impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

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

The Company is headquartered at 101 Jacksonville Circle, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Floyd, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2821	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office - 101 Jacksonville Circle, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office – 2681 Market Street NE, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 1641 Blowing Rock Rd, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 532 East Main Street, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-477-7010	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory – Mountain View Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Hickory – Viewmont Office – 1625 North Center Street, Hickory, NC	828-578-7499	Full service
Blacksburg – 1206 South Main Street, Blacksburg, VA	540-750-8800	Full service
Meadows of Dan – 3607 Jeb Stuart Highway, Meadows of Dan, VA	276-222-3091	Full service
Mountain City – 241 West Main Street, Mountain City, TN	423-727-7701	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases office space in Mooresville, North Carolina and Abingdon, Virginia for loan production offices. The Bank also owns property in Floyd, Virginia that is at this time being developed for a future full service branch banking facility, that is expected to be opened in the fourth quarter of 2025.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “SLBK.” As of March 25, 2025, there were 5,651,704 shares of the Company’s common stock outstanding, held by 1,248 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2024, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance. During 2024, 87,500 stock awards were issued.

Equity Compensation Plan Information
	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders:
2020 Equity Incentive Plan	-	$-	152,600
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	152,600

(1)	The Company does not have any equity compensation plans that have not been approved by shareholders.

Stock Repurchases

The Board of Directors (“Board”) of the Company has established a stock repurchase plan that was most recently authorized in January 2023 for the purchase of up to 91,325 shares then-remaining in the plan until January 2025, at which time the plan expired without extension. During 2024, we repurchased 20,000 shares of our common stock under our stock repurchase program at an average cost per share of $11.50 and a total cost of $230 thousand.

The following table details the Company’s purchase of its common stock during the fourth quarter of 2024.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan

Purchased 10/1 through 10/31	-	$-	-	24,613
Purchased 11/1 through 11/30	-	$-	-	24,613
Purchased 12/1 through 12/31	-	$-	-	24,613
Total	-	$-	-

Item 6.	[Reserved]

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Operations

Overview

This Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Skyline Bankshares, Inc’s. financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

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

On April 16, 2024, the Company entered into a definitive agreement to acquire Johnson County Bank (“JCB”), based in Mountain City, Tennessee, in an all-cash transaction valued at $25.0 million, with the Bank as the surviving bank. The purpose of this acquisition was to facilitate the Bank’s entry into Eastern Tennessee. The transaction closed and the merger of JCB with and into the Bank became effective on September 1, 2024. The Company was considered the acquiror and JCB was considered the acquiree in the transaction for accounting purposes. Pursuant to the JCB merger, the Company acquired $154.1 million of assets, including $87.2 million in loans and assumed $133.8 million in liabilities, including $125.3 million of deposits, on September 1, 2024. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

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

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to September 1, 2024 reflects the operations of the Company prior to the JCB merger. Unless this report otherwise indicates or the context otherwise requires, all references to the “Company” as of and for periods subsequent to September 1, 2024 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to September 1, 2024 are references to the Company and its subsidiary as a combined entity prior to the merger.

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

●	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;
●	the Company’s ability to achieve the cost savings and synergies contemplated by the Johnson County Bank acquisition within the expected timeframe;
●	the Company’s success at managing the risks involved in the foregoing; and
●	other factors identified in Item 1A. “Risk Factors” above.

Management’s Discussion and Analysis

The Company had net earnings of $7.4 million for 2024 compared to $9.7 million for 2023. Earnings in 2024 were impacted by the acquisition of JCB, including merger-related expenses of $2.4 million, and the inclusion of JCB’s financial results beginning September 1, 2024. Our financial performance in 2024 can be attributed in part to our efforts that resulted in growth in the Bank’s core loan portfolio of $80.1 million, or 9.84%, during 2024. Earnings for the year ended December 31, 2024 represented a return on average assets of 0.67% and a return on average equity of 8.69%, compared to 0.96% and 12.70%, respectively, for the year ended December 31, 2023. The net interest margin was 3.82% in 2024, compared to 3.76% in 2023. As we look to 2025, management anticipates that this core loan growth during 2024 will continue to have a positive impact on both earning assets and loan yields; however, we expect competition for deposits, increased interest expense, and higher operating costs to continue in the near term, and because of this we expect our entire industry to see continued pressure on earnings and margins.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2024 contain a summary of its significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for credit losses, and asset impairment judgments, such as the recoverability of intangible assets and credit losses on investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Management’s Discussion and Analysis

Critical Accounting Policies, continued

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$7,834	$390	4.98%	$5,701	$279	4.89%
Federal funds sold	504	37	7.34%	594	29	4.88%
Investment securities, at amortized cost	150,869	3,135	2.08%	157,743	3,180	2.02%
Loans [1,2]	874,349	49,974	5.72%	782,215	39,877	5.10%
Total	1,033,556	53,536		946,253	43,365
Yield on average interest-earning assets			5.18%			4.58%
Non interest-earning assets:
Cash and due from banks	18,713			16,971
Premises and equipment	32,437			31,634
Interest receivable and other	54,892			49,825
Allowance for credit losses	(7,170)			(6,807)
Unrealized gain/(loss) on securities	(22,964)			(25,961)
Total	75,908			65,662
Total assets	$1,109,464			$1,011,915

Interest-bearing liabilities:
Demand deposits	$218,105	1,408	0.65%	$209,115	600	0.29%
Savings deposits	157,141	178	0.11%	169,309	169	0.10%
Time deposits	301,554	11,064	3.67%	230,103	5,848	2.54%
Federal funds purchased	334	19	5.69%	1,065	62	5.82%
Borrowings	26,547	1,397	5.26%	20,459	1,088	5.32%
Total	703,681	14,066		630,051	7,767
Cost on average interest-bearing liabilities			2.00%			1.23%

Non interest-bearing liabilities:
Demand deposits	313,026			298,985
Interest payable and other	7,298			6,495
Total	320,324			305,480
Total liabilities	1,024,005			935,531

Stockholder's equity:	85,459			76,384
Total liabilities and stockholder's equity	$1,109,464			$1,011,915

Net interest income		$39,470			$35,598

Net yield on interest-earning assets			3.82%			3.76%

[1] Includes nonaccural loans
[2] Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2024 Compared to 2023			2023 Compared to 2022
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$111	$5	$106	$(509)	$(802)	$293
Federal funds sold	8	11	(3)	-	-	-
Investment securities	(45)	108	(153)	117	145	(28)
Loans	10,097	5,120	4,977	7,190	4,081	3,109
Total	10,171	5,244	4,927	6,798	3,424	3,374

Interest-bearing liabilities:
Demand deposits	808	781	27	235	277	(42)
Savings deposits	9	19	(10)	(27)	-	(27)
Time deposits	5,216	3,068	2,148	4,667	4,253	414
Fed funds purchased	(43)	(1)	(42)	-	-	-
Borrowings	309	(11)	320	962	42	920
Total	6,299	3,856	2,443	5,837	4,572	1,265
Net interest income	$3,872	$1,388	$2,484	$961	$(1,148)	$2,109

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2024 and 2023. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Nonaccrual loans are included in earning assets in the tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

For the year ended December 31, 2024, total interest income increased by $10.2 million compared to the year ended December 31, 2023. The increase in interest income in 2024 was primarily due to an increase of $10.1 million in loan interest income in the year over year comparison. Interest income on loans increased primarily due to the core loan growth of $80.1 million during 2024 in addition to interest rate increases throughout the year. Total interest expense increased by $6.3 million in the year over year comparison. Interest expense on deposits increased by $6.0 million during 2024 compared to 2023. This increase was primarily a result of rate increases on deposit offerings due to competitive pressures and migration from lower cost deposits to time deposits. Management anticipates that interest expense on deposits could increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. The effects of changes in volumes and rates on net interest income in 2024 compared to 2023, and 2023 compared to 2022 are shown in Table 2 above.

Management’s Discussion and Analysis

Net Interest Income, continued

The aforementioned factors led to an increase in net interest income of $3.9 million or 10.88% for 2024 as compared to 2023. The net yield on interest-earning assets increased by 6 basis points to 3.82% in 2024 compared to 3.76% in 2023.

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

The provision for (recovery of) credit losses was a provision of $1.1 million for the year ended December 31, 2024, compared to a recovery of $50 thousand for the year ended December 31, 2023. For December 31, 2024 the provision for credit losses consisted of a provision for credit losses on loans of $1.1 million and a recovery of credit losses on unfunded commitments of $32 thousand. The increase in credit loss provisions from 2023 to 2024 is due to the growth in the loan portfolio during 2024.

The reserve for credit losses was approximately 0.82% of total loans as of December 31, 2024 and 2023. Management’s estimate of probable credit losses inherent in the acquired JCB, Great State, and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2024 and 2023, the remaining unaccreted discount on the acquired loan portfolios totaled $4.3 million and $527 thousand, respectively. Management believes the provision and the resulting allowance for credit losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

The major components of noninterest income for the past two years are illustrated in Table 3.

For the year ended December 31, 2024 and 2023, noninterest income was $7.3 million and $7.0 million, respectively. Included in noninterest income for the year 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Included in noninterest income for the year 2023 was income of $129 thousand related to loan hedge fees from a correspondent bank that was recorded in other income, a $197 thousand gain on a sale leaseback, $69 thousand from life insurance contracts and security losses of $16 thousand. Excluding these items noninterest income increased by $614 thousand in the year-over-year comparison, primarily as a result of increased income from service charges on deposit accounts of $131 thousand, and an increase of ATM, credit and debit card income of $236 thousand, and an increase of $22 thousand in mortgage origination fees. The mortgage department closed approximately $15.1 million of mortgage loans for the secondary market during 2024 compared to $14.4 million in 2023.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2024	2023

Service charges on deposit accounts	$2,317	$2,186
Increase in cash value of life insurance	643	576
Life insurance income	221	69
Mortgage originations fees	277	255
Safe deposit box rental	88	85
Gain (loss) on securities	(141)	(16)
ATM, credit and debit card income	3,088	2,852
Merchant services income	285	272
Investment services income	72	51
Exchange income	311	213
Other income	124	427
Total noninterest income	$7,285	$6,970

Other Expense

The major components of noninterest expense for the past two years are illustrated in Table 4.

Total noninterest expenses increased by $5.7 million, or 18.79% for the year ended December 31, 2024, compared to the year ended December 31, 2023, due in part to the increase in employees resulting from the JCB acquisition, combined with routine personnel additions and salary adjustments, in addition to branch expansion costs and the costs associated with running two core processing systems before the core conversion for JCB occurred. Salaries and benefit cost increased by $1.1 million from 2023 to 2024. Occupancy and equipment expenses increased by $344 thousand and data processing expense increased by $788 thousand in the year over year comparison. ATM/EFT expenses increased by $260 thousand due to increased debit card usage. There was an increase in core deposit intangible amortization of $113 thousand in the year-over-year comparison, due to the JCB merger. Professional fees increased by $134 thousand, which was partially offset by a decrease in telephone expenses of $83 thousand. FDIC/OCC assessments increased by $137 thousand in the twelve-month comparison. Merger-related expenses related to the acquisition of JCB were $2.4 million for the year ended December 31, 2024.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2024	2023

Salaries & wages	$13,563	$12,503
Share-based compensation	381	251
Payroll taxes	1,101	1,018
Employee benefits	2,725	2,932
Total personnel expense	17,770	16,704

Director fees	326	349
Occupancy expense	2,392	2,106
Other equipment expense	1,529	1,471
Data processing expense	3,019	2,231
FDIC/OCC assessments	870	733
Insurance	230	185
Professional fees	856	722
Advertising	965	768
Postage & freight	642	602
Supplies	253	237
Franchise tax	466	376
Telephone	473	556
Travel, dues & meetings	691	639
ATM/EFT expense	1,715	1,455
Other real estate owned expenses	7	9
Core deposit intangible amortization	482	369
Merger related expenses	2,423	-
Other expense	1,172	1,030
Total noninterest expense	$36,281	$30,542

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 77.60% in 2024 and 71.75% in 2023. The ratios for 2024 and 2023, without the effect of nonrecurring merger related costs, would have been 72.42% and 71.75%, respectively.

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

Income tax expense (substantially all Federal) was $1.9 million in 2024 and $2.4 million in 2023, resulting in effective tax rates of 20.7% and 19.7%, respectively. The decrease in income tax expense of $443 thousand in 2024 was primarily due to the decrease in income before taxes of $2.7 million in 2024 compared to 2023.

Management’s Discussion and Analysis

Income Taxes, continued

Net deferred tax assets of $5.6 million, and $5.0 million existed at December 31, 2024 and 2023 respectively. At December 31, 2024, net deferred tax assets included $4.7 million of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $220 thousand of deferred tax assets applicable to funded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased $87.3 million, or 9.23%, from 2024 to 2023 due to asset growth primarily reflected in an increase in loans during 2024. Total earning assets represented 93.16% of total average assets in 2024 and 93.51% in 2023. The mix of average earning assets changed from 2023 to 2024 as average loans increased by $92.1 million, or 11.78%, and average investment securities decreased by $6.9 million, or 4.36%. Average federal funds sold and average deposits in banks increased by $2.0 million, or 32.45%, from 2023 to 2024.

Table 5. Average Asset Mix (dollars in thousands)

	2024		2023
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$874,349	78.81%	$782,215	77.30%
Investment securities	150,869	13.60%	157,743	15.59%
Federal funds sold	504	0.04%	594	0.06%
Deposits in other banks	7,834	0.71%	5,701	0.56%
Total earning assets	1,033,556	93.16%	946,253	93.51%

Nonearning assets:
Cash and due from banks	18,713	1.69%	16,971	1.68%
Premises and equipment	32,437	2.92%	31,634	3.13%
Other assets	54,892	4.95%	49,825	4.92%
Allowance for credit losses	(7,170)	-0.65%	(6,807)	-0.67%
Unrealized loss on securities	(22,964)	-2.07%	(25,961)	-2.57%
Total nonearning assets	75,908	6.84%	65,662	6.49%
Total assets	$1,109,464	100.00%	$1,011,915	100.00%

Average loans for 2024 represented 78.81% of total average assets compared to 77.30% in 2023. Average federal funds sold decreased from 0.06% to 0.04% of total average assets while deposits in other banks increased from 0.56% to 0.71% of total average assets over the same time period. Average investment securities decreased from 15.59% in 2023 to 13.60% of total average assets in 2024. The balances of nonearning assets to total average assets increased from 6.49% to 6.84% in the annual comparison.

Management’s Discussion and Analysis

Loans

Average loans totaled $874.3 million for the year ended December 31, 2024. This represents an increase of $92.1 million, or 11.78%, from the average of $782.2 million for 2023. This increase was primarily due to organic core loan growth of $80.1 million during 2024, in addition to the $87.2 million of loans acquired in the JCB merger in September 2024.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 97.67% of the total loan portfolio at December 31, 2024. This is comparable to the 97.01% that the categories maintained at December 31, 2023. The amount of loans outstanding by type at December 31, 2024 and 2023 and the maturity distribution for variable and fixed rate loans as of December 31, 2024 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%

Construction and development	$68,650	6.97%	$53,473	6.54%
Residential, 1-4 families	433,568	44.04%	327,098	40.00%
Residential, 5 or more families	84,554	8.59%	73,849	9.03%
Farmland	24,412	2.48%	25,598	3.13%
Nonfarm, nonresidential	293,151	29.78%	269,666	32.98%
Total real estate	904,335	91.86%	749,684	91.68%

Agricultural	4,036	0.41%	4,068	0.50%
Commercial	57,151	5.81%	43,613	5.33%
Consumer	10,971	1.11%	7,691	0.94%
Other	7,966	0.81%	12,648	1.55%
Total	$984,459	100.00%	$817,704	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2024 (dollars in thousands)

	One Year	Over One to	Over Five Years	Over
	or Less	Five Years	to Fifteen Years	Fifteen Years	Total
Fixed rate loans:
Real Estate Secured:
Construction & development	$10,049	$3,789	$6,658	$140	$20,636
Farmland	1,499	915	1,481	-	3,895
Residential	11,099	10,649	19,354	794	41,896
Commercial mortgage	11,381	18,338	6,979	1,313	38,011
Non-Real Estate Secured:
Commercial & Agricultural	5,862	23,319	4,653	303	34,137
Consumer & Other	2,608	9,329	1,771	278	13,986
Total fixed rate loans	$42,498	$66,339	$40,896	$2,828	$152,561

Variable rate loans:
Real Estate Secured:
Construction & development	$8,004	$7,333	$12,257	$20,420	$48,014
Farmland	1,006	623	9,894	8,994	20,517
Residential	12,697	5,590	69,172	388,767	476,226
Commercial mortgage	5,780	4,503	66,801	178,056	255,140
Non-Real Estate Secured:
Commercial & Agricultural	12,568	640	13,606	236	27,050
Consumer & Other	2,749	68	1,853	281	4,951
Total variable rate loans	$42,804	$18,757	$173,583	$596,754	$831,898

Total loans:
Real Estate Secured:
Construction & development	$18,053	$11,122	$18,915	$20,560	$68,650
Farmland	2,505	1,538	11,375	8,994	24,412
Residential	23,796	16,239	88,526	389,561	518,122
Commercial mortgage	17,161	22,841	73,780	179,369	293,151
Non-Real Estate Secured:
Commercial & Agricultural	18,430	23,959	18,259	539	61,187
Consumer & Other	5,357	9,397	3,624	559	18,937
Total loans	$85,302	$85,096	$214,479	$599,582	$984,459

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 5.72% in 2024 compared to an average yield of 5.10% in 2023. The increase in yield during 2024 was primarily due to core loan growth of $80.1 million in 2024 and an increase in interest rates during the year. Management anticipates that this loan growth, in addition to higher rates in the current year, will have a positive impact on both earning assets and loan yields.

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of December 31, 2024 approximately 43.46% of our commercial mortgage loans are owner occupied and 56.54% are non-owner occupied.

Management’s Discussion and Analysis

We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. From time to time, we will also originate fixed-rate loans. We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. Although our commercial real estate are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in our market area could have an adverse impact on this portfolio of loans and the Company’s income and financial position.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board of Directors has established internal maximum limits on commercial real estate loans to better manage and control the exposure to property classes during periods of changing economic conditions.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by an underwriting team that is independent of the originating lender(s). The underwriting analysis of commercial real estate loans includes pre-origination sensitivity analysis utilizing portfolio stress testing methods to fully understand the potential exposure before we originate the credit. Once originated, each loan receives ongoing quarterly stress tests to evaluate the risk profile over the life of the credit.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.25x for commercial real estate loans, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Bank policy. Per policy, personal guarantees are obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2024, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$37,349	$34,680	$72,029	24.57%
Hotel	-	52,401	52,401	17.87%
Retail	16,115	15,799	31,914	10.89%
Warehouse	19,011	9,492	28,503	9.72%
Industrial	9,799	5,052	14,851	5.06%
Restaurants	7,048	6,866	13,914	4.75%
Mini-storage	4,469	7,961	12,430	4.24%
Churches	7,988	948	8,936	3.05%
Assisted living	3,081	5,500	8,581	2.93%
Other	22,550	27,042	49,592	16.92%
Total	$127,410	$165,741	$293,151	100.00%

Management’s Discussion and Analysis

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2024 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

The total amortized cost of investment securities decreased by approximately $9.4 million from December 31, 2023 to December 31, 2024, while the average balance of investment securities carried throughout the year decreased by approximately $6.8 million from 2023 to 2024. The average yield of the investment portfolio increased to 2.08% for the year ended December 31, 2024 compared to 2.02% for 2023.

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2024
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Market Value 12/31/24	Book Value 12/31/24
Investment securities:
U.S. Treasury securities	$2,488	$-	$-	$-	$2,488	$2,502
U.S. Government agencies	-	4,805	16,700	-	21,505	25,309
Mortgage-backed securities	-	4,742	22,458	28,338	55,538	65,080
Corporate securities	1,491	-	-	-	1,491	1,500
State and municipal securities	300	4,620	20,425	11,920	37,265	46,331
Total	$4,279	$14,167	$59,583	$40,258	$118,287	$140,722

Weighted average yields (1):
U.S. Treasury securities	2.53%	0.00%	0.00%	0.00%	2.53%
U.S. Government agencies	0.00%	3.08%	1.69%	0.00%	1.96%
Mortgage-backed securities	0.00%	1.75%	2.41%	1.47%	1.85%
Corporate securities	4.05%	0.00%	0.00%	0.00%	4.05%
State and municipal securities	6.10%	1.17%	2.13%	2.49%	2.17%
Total	3.31%	1.98%	2.10%	1.79%	2.01%

(1)	Weighted average yields on investment securities are based on amortized cost and are calculated on a tax equivalent basis.

Management’s Discussion and Analysis

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

Average total deposits for the year ended December 31, 2024 amounted to $989.8 million, which was a increase of $82.3 million, or 9.07% from $907.5 million at December 31, 2023. Average core deposits totaled $901.7 million in 2024 representing a 7.16% increase from the $841.4 million in 2023. The percentage of the Company’s average deposits that are interest-bearing increased to 68.4% in 2024 compared to 67.1% in 2023. The percentage of the Company’s average demand deposits, which earn no interest, decreased from 32.9% in 2023 to 31.6% in 2024. Average deposits for the periods ended December 31, 2024 and 2023 are summarized in Table 9.

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2024			December 31, 2023
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$138,160	14.0%	0.13%	$133,460	14.7%	0.10%
Money market	79,945	8.1%	1.53%	75,655	8.3%	0.61%
Savings	157,141	15.9%	0.11%	169,309	18.7%	0.10%
Individual retirement accounts	43,047	4.3%	2.40%	40,237	4.4%	1.43%
CD’s $250,000 or less	170,338	17.2%	3.60%	123,794	13.7%	2.40%
CD’s greater than $250,000	88,169	8.9%	4.43%	66,072	7.3%	3.48%
Total interest-bearing deposits	676,800	68.4%	1.87%	608,527	67.1%	1.09%
Noninterest-bearing deposits	313,026	31.6%	0.00%	298,985	32.9%	0.00%
Total deposits	$989,826	100.0%	1.28%	$907,512	100.0%	0.73%

The average balance of certificates of deposit issued in denominations of more than $250,000 increased by $22.1 million, or 33.44%, for the year ended December 31, 2024 compared to December 31, 2023. The strategy of management has been to support loan growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. However, during 2024, increased interest rates and competition for deposits led to a shift in deposit balances as customers moved funds from lower cost deposits to higher cost certificates of deposit. During 2024 average balances in lower cost deposits increased by $10.9 million and higher cost individual retirement accounts and certificates of deposit increased by $71.4 million.

Management’s Discussion and Analysis

Deposits, continued

Estimated uninsured deposits totaled $332.2 million and $275.9 million at December 31, 2024 and December 31, 2023, respectively. Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits. Table 10 provides maturity information relating to uninsured time deposits at December 31, 2024.

Table 10. Estimated Uninsured Time Deposits Maturities (dollars in thousands)

Estimated Uninsured Time Deposits at December 31, 2024:

Remaining maturity of three months or less	$36,837
Remaining maturity over three months through six months	46,931
Remaining maturity over six months through twelve months	18,140
Remaining maturity over twelve months	1,790
Total estimated uninsured time deposits	$103,698

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $88.7 million at December 31, 2024 compared to $82.9 million at December 31, 2023. The increase of $5.8 million, or 6.98%, was due to earnings of $7.4 million, $787 thousand in other comprehensive income, less dividend payments of $2.6 million, common stock repurchases of $230 thousand, and share-based compensation of $381 thousand. Book value increased from $14.84 per share at December 31, 2023 to $15.69 per share at December 31, 2024.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 3.19% as of December 31, 2024.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2024	2023

Tier 1 Capital	$99,740	$97,659
Qualifying allowance for credit losses (limited to 1.25% of risk-weighted assets)	8,201	7,141
Total regulatory capital	$107,941	$104,800
Total risk-weighted assets	$964,993	$839,129

Tier 1 capital as a percentage of risk-weighted assets	10.3%	11.6%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	10.3%	11.6%
Total regulatory capital as a percentage of risk-weighted assets	11.2%	12.5%
Leverage ratio*	8.2%	9.3%

*	Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

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

Table 12 provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of December 31, 2024 and 2023.

Table 12. Loan Loss Data (dollars in thousands)

	2024	2023

Allowance for credit losses	$8,027	$6,739
Total loans	$984,459	$817,704
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$2,563	$1,731
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	2,563	1,731
Other real estate owned	140	-
Total nonperforming assets	$2,703	$1,731

Total nonperforming loans as a percentage to total loans	0.26%	0.21%
Total allowance for credit losses to nonperforming loans	313.19%	389.31%
Total nonperforming assets as a percentage to total assets	0.22%	0.17%
Total nonaccrual loans as a percentage to total loans	0.26%	0.21%
Total allowance for credit losses to nonaccrual loans	313.19%	389.31%

Total nonperforming loans were 0.26% and 0.21% of total outstanding loans as of December 31, 2024 and 2023, respectively. The majority of the increase in nonaccrual loans from 2023 to 2024 came in the “residential real estate” category due to an increase of $1.5 million during 2024. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Management’s Discussion and Analysis

Nonperforming and Problem Assets, continued

For the years ended December 31, 2024 and 2023, interest income recognized on loans in nonaccrual status was approximately $25 thousand and $12 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $75 thousand and $84 thousand, respectively for the years ended December 31, 2024 and 2023.

As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024, compared to no other real estate owned at December 31, 2023. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in Item 8 of this annual report on Form 10-K.

As of December 31, 2024 and December 31, 2023, we had loans with a current principal balance of $9.7 million and $3.5 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicates above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of December 31, 2024 and December 31, 2023, respectively, potential problem loans classified as “Substandard” totaled $5.3 million and $4.1 million, respectively. As of December 31, 2024 and December 31, 2023, respectively, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2024, loans past due 30-89 days and still accruing totaled $416 thousand compared to $92 thousand at December 31, 2023.

Certain types of loans, such as option adjustable rate mortgage products, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at December 31, 2024 totaled $4.0 million, or 0.41% of total loans. The charge-off rates in this category do not vary significantly from other real estate secured loans in the current year.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at December 31, 2024 and 2023, respectively.

Management’s Discussion and Analysis

Table 13 shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances. The allocation of the allowance for credit losses is detailed in Table 14.

Table 13. Analysis of Net Charge-Offs (dollars in thousands)

	December 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$-	$57,397	0.00%
Farmland	-	24,468	0.00%
Residential	14	446,612	0.00%
Commercial mortgage	4	275,560	0.00%
Commercial & agriculture	13	53,491	0.02%
Consumer & other	(87)	16,821	(0.52%)
Total	$(56)	$874,349	(0.01%)

	December 31, 2023
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$1	$51,316	0.00%
Farmland	50	24,124	0.21%
Residential	1	379,748	0.00%
Commercial mortgage	11	263,211	0.00%
Commercial & agriculture	16	43,110	0.04%
Consumer & other	(87)	20,706	(0.42%)
Total	$(8)	$782,215	0.00%

Table 14. Allocation of the Allowance for Credit Losses (dollars in thousands)

	December 31, 2024			December 31, 2023
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$1,012	1.47%	6.97%	$910	1.70%	6.54%
Farmland	174	0.71%	2.48%	154	0.60%	3.13%
Residential	4,070	0.79%	52.63%	3,167	0.79%	49.03%
Commercial mortgage	1,941	0.66%	29.78%	1,902	0.71%	32.98%
Commercial & agriculture	504	0.82%	6.22%	424	0.89%	5.83%
Consumer and other	326	1.72%	1.92%	182	0.89%	2.49%
Total	$8,027	0.82%	100.00%	$6,739	0.82%	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2024 and 2023 is as follows:

	2024	2023

Commitments to extend credit	$210,610	$195,991
Standby letters of credit	1,398	583
	$212,008	$196,574

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 7.7% at December 31, 2024 compared to 11.9% at December 31, 2023. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2024. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2024 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (nonasset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2024 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$1,562	$-	$-	$-	$1,562
Investments	1,491	2,789	14,013	99,994	118,287
Loans	166,592	80,802	566,623	170,442	984,459
Total	$169,645	$83,591	$580,636	$270,436	$1,104,308

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$148,795	$-	$-	$-	$148,795
Money market	85,409	-	-	-	85,409
Savings	176,310	-	-	-	176,310
Time deposits	118,797	195,393	29,581	-	343,771
Borrowings	20,000	5,000	-	-	25,000
Fed funds purchased	4,254	-	-	-	4,254
Total	$553,565	$200,393	$29,581	$-	$783,539

Interest sensitivity gap	$(383,920)	$(116,802)	$551,055	$270,436	$320,769
Cumulative interest sensitivity gap	$(383,920)	$(500,722)	$50,333	$320,769	$320,769
Ratio of sensitivity gap to total earning assets	-34.8%	-10.6%	49.9%	24.5%	29.0%
Cumulative ratio of sensitivity gap to total earning assets	-34.8%	-45.4%	4.5%	29.0%	29.0%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 400 basis points up or down, as of December 31, 2024.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity
		Change	% Change
	Net	in Net	in Net		Market
Change in Interest Rates	Interest	Interest	Interest		Value
(Basis Points)	Income	Income	Income		of Equity

+400	$42,350	$(5,543)	(11.57%	)	$134,556
+300	43,715	(4,178)	(8.72%	)	154,649
+200	45,093	(2,800)	(5.85%	)	174,944
+100	46,537	(1,356)	(2.83%	)	194,455
0	47,893	-	-		208,881
-100	46,380	(1,513)	(3.16%	)	211,226
-200	44,249	(3,644)	(7.61%	)	204,547
-300	42,641	(5,252)	(10.97%	)	194,023
-400	41,493	(6,400)	(13.36%	)	182,389

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

Management’s Discussion and Analysis

Table 17. Financial Highlights1

	2024	2023	2022	2021	2020
Summary of Operations

Interest income	$53,536	$43,365	$36,567	$34,756	$31,744
Interest expense	14,066	7,767	1,930	2,429	3,440
Net interest income	39,470	35,598	34,637	32,327	28,304
Provision for (Recovery of) credit losses	1,116	(50)	606	723	1,189
Other income	7,285	6,970	6,257	6,568	5,297
Other expense	36,281	30,542	27,488	26,267	25,098
Income taxes	1,933	2,376	2,519	2,423	1,445
Net income	$7,425	$9,700	$10,281	$9,482	$5,869

Per Share Data

Net income	$1.34	$1.74	$1.84	$1.59	$0.97
Cash dividends declared	0.46	0.42	0.32	0.27	0.26
Book value	15.69	14.84	12.98	15.20	14.08

Year-end Balance Sheet Summary

Loans, net	$976,432	$810,965	$748,624	$677,855	$659,195
Investment securities	118,287	127,389	135,151	129,715	33,507
Total assets	1,217,599	1,045,843	997,734	995,848	855,387
Deposits	1,092,203	928,742	920,327	898,226	755,528
Stockholders’ equity	88,668	82,882	72,936	85,194	85,106

Selected Ratios

Return on average assets	0.67%	0.96%	1.01%	1.01%	0.75%
Return on average equity	8.69%	12.70%	13.35%	10.98%	7.06%
Dividend payout ratio	34.71%	24.26%	17.48%	17.13%	26.96%
Average equity to average assets	7.70%	7.55%	7.59%	9.19%	10.60%

[1]	In thousands of dollars, except per share data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Skyline Bankshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Augusta | Bengaluru | Charleston | Charlotte | Chattanooga | Columbia | Greenville | Nashville | Raleigh | elliottdavis.com

Critical Audit Matters, Continued

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $984.5 million and related allowance for credit losses of $8.0 million as of December 31, 2024. As described by the Company in Note 1, the Company measures expected credit losses for loans on a pooled basis by loan segment using a lifetime probability of default / loss given default methodology. Using this methodology, an estimate of probability of default and a lifetime loss rate is applied to each loan segment based on the Company’s loss history during the economic life cycle of the loan segments. The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors, which may increase or reduce reserve levels. Qualitative adjustments may be made to incorporate changes in asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured in the calculation. In addition, the Company incorporates reasonable and supportable forecasts in certain qualitative adjustments.

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

The primary procedures we performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over qualitative factors.

●

We tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.

●

We evaluated the relevance, and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.

●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

●

We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.

●	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

Critical Audit Matters, Continued

Business Combination – Valuation of Acquired Loan Portfolio

As described in Note 1 to the financial statements, the Company acquired Johnson County Bank (“JCB”) on September 1, 2024. The transaction has been accounted for as a business combination and accordingly, the assets acquired, and liabilities assumed from JCB were recorded at fair value as of the acquisition date. The fair value of acquired loans held for investment was $87.2 million. The fair value of acquired loans was based on a discounted cash flow methodology which incorporated discount rates, prepayment rates, probability of default and loss given default rates, and other market assumptions.

We identified the fair value of acquired loans held for investment as a critical audit matter due to the high degree of complexity and auditor judgment involved and the extent of effort involved, including the use of professionals with specialized skill and knowledge, in testing the Company’s estimates and assumptions, including the discount rates and prepayment rates used in the discounted cash flow methodology.

The primary procedures we performed to address the critical audit matter include the following:

●

We tested the design and operating effectiveness of the Company's process for estimating the acquired loans fair value, including management's controls over establishing the discount rate used in the discounted cash flow methodology; and evaluating the completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan data.

●	We tested the completeness and accuracy of certain underlying loan data provided by management that was significant to the discounted cash flow model.

●

We utilized internal valuation specialists to assist in evaluating management’s valuation methodologies and significant assumptions, including application of discount rates and prepayment rates by comparing management’s selected assumptions to independently developed ranges based on third party market data.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 1995.

Charlotte, North Carolina

March 26, 2025

Consolidated Balance Sheets

December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Assets

Cash and due from banks	$17,889	$16,811
Interest-bearing deposits with banks	1,562	4,808
Federal funds sold	-	474
Total cash and cash equivalents	19,451	22,093
Investment securities available for sale	118,287	127,389
Restricted equity securities	4,034	3,338
Loans	984,459	817,704
Allowance for credit losses	(8,027)	(6,739)
Net loans	976,432	810,965
Cash value of life insurance	26,743	22,909
Other real estate owned	140	-
Properties and equipment, net	34,663	31,183
Accrued interest receivable	4,013	3,463
Core deposit intangible	3,815	917
Goodwill	7,900	3,257
Deferred tax assets, net	5,593	5,046
Other assets	16,528	15,283
	$1,217,599	$1,045,843

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$337,918	$305,115
Interest-bearing	754,285	623,627
Total deposits	1,092,203	928,742

Borrowings	25,000	27,500
Fed funds purchased	4,254	-
Accrued interest payable	950	531
Other liabilities	6,524	6,188
	1,128,931	962,961

Commitments and contingencies (Note 18)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,651,704 and 5,584,204 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Surplus	33,507	33,356
Retained earnings	73,714	68,866
Accumulated other comprehensive loss	(18,553)	(19,340)
	88,668	82,882
	$1,217,599	$1,045,843

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2024 and 2023

(dollars in thousands except share amounts)	2024	2023

Interest income
Loans and fees on loans	$49,974	$39,877
Interest-bearing deposits with banks	390	279
Federal funds sold	37	29
Interest on taxable securities	2,666	2,829
Interest on nontaxable securities	205	195
Dividends	264	156
	53,536	43,365
Interest expense
Deposits	12,650	6,617
Interest on borrowings	1,416	1,150
	14,066	7,767
Net interest income	39,470	35,598

Provision for (Recovery of) credit losses	1,116	(50)
Net interest income after provision for (recovery of) credit losses	38,354	35,648

Noninterest income
Service charges on deposit accounts	2,317	2,186
Other service charges and fees	3,844	3,473
Net realized losses on securities	(141)	(16)
Mortgage origination fees	277	255
Increase in cash value of life insurance	643	576
Life insurance income	221	69
Other income	124	427
	7,285	6,970
Noninterest expenses
Salaries and employee benefits	17,770	16,704
Occupancy and equipment	5,636	5,032
Data processing expense	3,019	2,231
FDIC Assessments	720	588
Advertising	965	768
Bank franchise tax	466	376
Director fees	326	349
Professional fees	856	722
Telephone expense	473	556
Core deposit intangible amortization	482	369
Merger related expenses	2,423	-
Other expense	3,145	2,847
	36,281	30,542
Income before income taxes	9,358	12,076

Income tax expense	1,933	2,376

Net income	$7,425	$9,700
Basic earnings per share	$1.34	$1.74
Weighted average shares outstanding	5,557,210	5,579,654
Dividends declared per share	$0.46	$0.42

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Net Income	$7,425	$9,700

Other comprehensive income

Net change in pension reserve:
Change in pension reserve during the year	692	744
Tax related to change in pension reserve	(145)	(156)

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the year	164	3,753
Tax related to unrealized gains	(35)	(788)
Reclassification of net realized losses during the year	141	16
Tax related to net realized losses	(30)	(3)

Total other comprehensive income	787	3,566

Total comprehensive income	$8,212	$13,266

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2024 and 2023

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2022	5,617,416	$-	$33,613	$62,229	$(22,906)	$72,936

Cumulative effect of adoption of credit losses standard, net of tax	-	-	-	(710)	-	(710)
Net income	-	-	-	9,700	-	9,700
Other comprehensive income	-	-	-	-	3,566	3,566
Dividends paid ($0.42 per share)	-	-	-	(2,353)	-	(2,353)
Stock awards Issued	13,500	-	-	-	-	-
Share-based compensation	-	-	251	-	-	251
Common stock repurchased	(46,712)	-	(508)	-	-	(508)

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	7,425	-	7,425
Other comprehensive income	-	-	-	-	787	787
Dividends paid ($0.46 per share)	-	-	-	(2,577)	-	(2,577)
Stock awards Issued	87,500	-	-	-	-	-
Share-based compensation	-	-	381	-	-	381
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Cash flows from operating activities
Net income	$7,425	$9,700
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,040	1,885
Amortization of core deposit intangible	482	369
Accretion of loan discount and deposit premium, net	(448)	(161)
Provision for (recovery of) credit loss	1,116	(50)
Deferred income taxes	1,446	(55)
Net realized losses on securities	141	16
Accretion of discount on securities, net of amortization of premiums	72	140
Deferred compensation	179	163
Share-based compensation	381	251
Loss on sale of other real estate owned	-	6
Gains on sale or disposal of properties and equipment	-	(193)
Life insurance income	(221)	(69)
Changes in assets and liabilities:
Cash value of life insurance	(643)	(576)
Accrued interest receivable	(137)	(484)
Other assets	689	(84)
Accrued interest payable	144	436
Other liabilities	72	49
Net cash provided by operating activities	12,738	11,343

Cash flows from investing activities
Activity in available for sale securities:
Sales	46,210	4,427
Maturities/calls/paydowns	9,487	6,948
Purchases of restricted equity securities	(214)	(1,388)
Net increase in loans	(79,136)	(62,694)
Proceeds from life insurance contracts	730	220
Proceeds from sale of other real estate owned	-	229
Purchases of property and equipment	(3,702)	(2,843)
Proceeds from sale of property and equipment	-	1,721
Cash received in business combination, net of cash paid	(17,733)	-
Net cash used in investing activities	(44,358)	(53,380)

Cash flows from financing activities
Net increase in deposits	38,119	8,430
Bank term funding program (repayment) advances	(2,500)	2,500
Net change in FHLB advances	(13,088)	25,000
Net change in fed funds purchased	4,254	-
Advances on short-term line of credit	10,000	-
Payment on short-term line of credit	(5,000)	-
Common stock repurchased	(230)	(508)
Dividends paid	(2,577)	(2,353)
Net cash provided by financing activities	28,978	33,069
Net decrease in cash and cash equivalents	(2,642)	(8,968)

Cash and cash equivalents, beginning	22,093	31,061
Cash and cash equivalents, ending	$19,451	$22,093

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Supplemental disclosure of cash flow information
Interest paid	$13,647	$7,331
Taxes paid	$1,157	$2,320

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$240	$2,978
Effect on equity of change in funded pension liability	$547	$588
Right-of-use assets obtained in exchange for new operating lease liabilities	$35	$1,562
Cumulative effect of adoption of credit losses standard, net of tax	$-	$(710)

Business combination
Assets acquired (excluding goodwill)	$154,128	$-
Liabilities assumed	$133,771	$-
Net assets	$20,357	$-
Goodwill recorded	$4,643	$-
Cash paid to acquire Johnson County Bank	$25,000	$-

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

On April 16, 2024, the Company entered into a definitive agreement to acquire Johnson County Bank (“JCB”), based in Mountain City, Tennessee, in an all-cash transaction valued at $25.0 million, with the Bank as the surviving bank. The purpose of this acquisition was to facilitate the Bank’s entry into Eastern Tennessee. The transaction closed and the merger of JCB with and into the Bank became effective on September 1, 2024. The Company was considered the acquiror and JCB was considered the acquiree in the transaction for accounting purposes. Pursuant to the JCB merger, the Company acquired $154.1 million of assets, including $87.2 million in loans and assumed $133.8 million in liabilities, including $125.3 million of deposits, on September 1, 2024. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

For purposes of this annual report on Form 10-K, all information contained herein as of and for periods prior to September 1, 2024 reflects the operations of the Company prior to the JCB merger. Unless this report otherwise indicates or the context otherwise requires, all references to the “Company” as of and for periods subsequent to September 1, 2024 refer to the combined company and its subsidiary as a combined entity after the merger, and all references to the “Company” as of and for periods prior to September 1, 2024 are references to the Company and its subsidiary as a combined entity prior to the merger.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Segment Reporting

The Company adopted Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that its banking subsidiary meets the aggregation criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting, as its current operating model is structured whereby its banking subsidiary serves a similar base of retail and commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Business Combinations

On September 1, 2024, the Company completed its merger with JCB. The merger was accounted for under the acquisition method of accounting. The Company was considered the acquiror and JCB was considered the acquiree in the transaction for accounting purposes.

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated.

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

Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there were no required reserve balances as of December 31, 2024 or December 31, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $584 thousand and $641 thousand at December 31, 2024 and December 31, 2023, respectively and was excluded from the estimate of credit losses.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.4 million and $2.8 million at December 31, 2024 and December 31, 2023, respectively and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

As a result of the JCB merger, the Company purchased loans, some of which had experienced more than insignificant credit deterioration since origination. In those cases, the Company considered internal loan grades, delinquency status and other relevant factors in assessing whether the purchased loans were PCD. PCD loans are recorded at the amount paid. An initial allowance for credit loss is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial allowance for credit loss determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit loss becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the allowance for credit loss recorded through provision expense.

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

As of December 31, 2024, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 15 to the consolidated financial statements.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. The test as of November 1, 2024 found no impairment on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2024 and 2023 amounted to $2.3 million and $2.2 million, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the years ended December 31, 2024 and 2023 amounted to $277 thousand and $255 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2024 and 2023 amounted to $399 thousand and $298 thousand, respectively. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit, Debit Card & Merchant Services Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the years ended December 31, 2024 and 2023 amounted to $3.4 million and $3.1 million, respectively.

●

Investment Services Income - Investment services income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the years ended December 31, 2024 and 2023, the Company received $72 thousand and $51 thousand, respectively in income from these services.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2024 and 2023 amounted to $965 thousand and $768 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2024 and 2023, there were no dilutive instruments.

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

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2022	$(20,942)	$(1,964)	$(22,906)
Other comprehensive income before Reclassifications	2,965	588	3,553
Amounts reclassified from accumulated other comprehensive loss	13	-	13
Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)

Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)
Other comprehensive income before Reclassifications	129	547	676
Amounts reclassified from accumulated other comprehensive loss	111	-	111
Balance, December 31, 2024	$(17,724)	$(829)	$(18,553)

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

In November 2024, the FASB amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments prospectively to financial statements issued for reporting periods after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

(dollars in thousands)	As Reported by JCB	Fair Value Adjustments	As Reported by the Company
Assets

Cash and cash equivalents	$7,267	$-	$7,267
Investment securities available for sale	48,293	(1,790)	46,503
Restricted equity securities	482	-	482
Loans	91,411	(4,235)	87,176
Allowance for credit losses	(823)	627	(196)
Cash value of life insurance	3,700	-	3,700
Other real estate owned	140	-	140
Property and equipment	511	1,307	1,818
Accrued interest receivable	413	-	413
Core deposit intangible	-	3,380	3,380
Deferred tax assets, net	1,934	231	2,165
Other assets	1,346	(66)	1,280
Total assets acquired	$154,674	$(546)	$154,128

Liabilities

Deposits	$125,437	$(146)	$125,291
Borrowings	8,000	88	8,088
Accrued interest payable	275	-	275
Other liabilities	112	5	117
Total liabilities acquired	$133,824	$(53)	$133,771

Net assets acquired			20,357
Cash consideration			25,000
Goodwill			$4,643

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

Notes to Consolidated Financial Statements

Note 2. Business Combinations, continued

Loans and Allowance for Credit Losses

The fair valuation process identified loans with credit risk indicators that qualified for “purchase credit deteriorated” (“PCD”) status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, JCB’s related allowance for credit losses on loans was not recorded. Upon the acquisition of JCB, the PCD loans received an initial allowance for credit losses of $196 thousand that represents an adjustment to the amortized cost basis of the loans, with no impact to earnings.

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

Notes to Consolidated Financial Statements

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

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the JCB acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2023. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $2.4 million included in the Company’s consolidated statements of operations for the year ended December 31, 2024 and are not included in the pro forma statements below.

	Year Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)

Net interest income	$39,142	$35,286
Net income (a)	$7,166	$9,454

Weighted average shares outstanding (b)	5,557,210	5,579,654
Earnings per common share	$1.29	$1.69

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

It is impractical to disclose the net interest income, non-interest income and net income of JCB from the acquisition date of September 1, 2024 through December 31, 2024, due to the system conversion that occurred on November 11, 2024, which resulted in the combining of the operations of JCB into the Company.

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2024 and 2023 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of December 31, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
Available for sale:
U.S. Treasury securities	$2,502	$-	$(14)	$2,488
U.S. Government agencies	25,309	-	(3,804)	21,505
Mortgage-backed securities	65,080	-	(9,542)	55,538
Corporate securities	1,500	-	(9)	1,491
State and municipal securities	46,331	5	(9,071)	37,265
	$140,722	$5	$(22,440)	$118,287
December 31, 2023
Available for sale:
U.S. Treasury securities	$2,511	$-	$(65)	$2,446
U.S. Government agencies	25,165	-	(3,727)	21,438
Mortgage-backed securities	71,617	-	(9,920)	61,697
Corporate securities	1,500	-	(58)	1,442
State and municipal securities	49,336	9	(8,979)	40,366
	$150,129	$9	$(22,749)	$127,389

Restricted equity securities totaled $4.0 million at December 31, 2024 and $3.3 million at December 31, 2023. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of December 31, 2024 and 2023. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,488	$(14)	2,488	$(14)
U.S. Government agencies	-	-	21,505	(3,804)	21,505	(3,804)
Mortgage-backed securities	-	-	55,538	(9,542)	55,538	(9,542)
Corporate securities	-	-	1,491	(9)	1,491	(9)
State and municipal securities	584	(16)	35,967	(9,055)	36,551	(9,071)
Total securities available for sale	$584	$(16)	$116,989	$(22,424)	$117,573	$(22,440)

December 31, 2023
Available for sale:
U.S. Treasury securities	$-	$-	$2,446	$(65)	2,446	$(65)
U.S. Government agencies	-	-	21,438	(3,727)	21,438	(3,727)
Mortgage-backed securities	5	-	61,692	(9,920)	61,697	(9,920)
Corporate securities	1,442	(58)	-	-	1,442	(58)
State and municipal securities	1,216	(310)	38,181	(8,669)	39,397	(8,979)
Total securities available for sale	$2,663	$(368)	$123,757	$(22,381)	$126,420	$(22,749)

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

At December 31, 2024, 79 investment securities with unrealized losses had depreciated 16.03 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and 2023, there was no allowance for credit losses related to the available for sale portfolio.

Proceeds from sales of investment securities available for sale were $46.2 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively. Proceeds from called securities totaled $2.7 million for December 31, 2024. There were no called securities for the year ended December 31, 2023. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the year ended December 31, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2024	2023

Realized gains	$-	$12
Realized losses	(141)	(28)
	$(141)	$(16)

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at December 31, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$4,303	$4,279
Due after one year through five years	15,284	14,167
Due after five years through ten years	70,034	59,583
Due after ten years	51,101	40,258
	$140,722	$118,287

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $56.9 million and $36.0 million at December 31, 2024 and 2023, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	2024	2023

Real Estate Secured:
Construction & development	$68,650	$53,473
Farmland	24,412	25,598
Residential	518,122	400,947
Commercial mortgage	293,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	61,187	47,681
Consumer & other	18,937	20,339
Total loans	984,459	817,704
Allowance for credit losses	(8,027)	(6,739)
Loans, net of allowance for credit losses	$976,432	$810,965

Included in total loans above are deferred loan fees of $1.5 million and $1.4 million at December 31, 2024 and December 31, 2023, respectively. Deferred loan costs were $5.2 million and $4.7 million, at December 31, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to schedule maturities and unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.4 million at December 31, 2024 and $2.8 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets.

As of December 31, 2024 and 2023, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of December 31, 2024 and 2023, the Bank had no residential real estate loans in the process of foreclosure.

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the year ended December 31, 2024, was due to the increase in loan volume, the loans acquired as a result of the JCB merger and changes in the Company’s forecast variables during the year ended December 31, 2024. The provision for credit losses on loans for the year ended December 31, 2024 included $813 thousand to establish an allowance for credit losses on the non-PCD loans acquired in the JCB merger.

The change in the allowance for credit losses for the year ended December 31, 2023, was due to the initial adoption of the CECL methodology and an increase in loan volume during the year and changes in the Company’s forecast variables during the year ended December 31, 2023.

The following tables summarizes the activity related to the allowance for credit losses for the years ended December 31, 2024 and 2023 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	(16)	(114)	(130)
Recoveries	-	-	14	4	29	27	74
Provision	57	20	741	34	67	229	1,148
Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2022	$526	$259	$2,820	$2,197	$312	$134	$6,248
Adjustment to allowance for adoption of ASU 2016-13	408	(108)	279	(119)	84	48	592
Charge-offs	-	-	-	-	-	(110)	(110)
Recoveries	1	50	1	11	16	23	102
Provision for (recovery of provision)	(25)	(47)	67	(187)	12	87	(93)
Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of December 31, 2024 and December 31, 2023, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2024 and December 31, 2023:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2024
Real Estate Secured:
Construction & development	$68,459	$-	$175	$16	$68,650
Farmland	23,234	111	272	795	24,412
Residential	511,943	205	2,270	3,704	518,122
Commercial mortgage	286,140	3,548	3,017	446	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,133	-	54	-	61,187
Consumer & other	18,550	-	22	365	18,937
Total	$969,459	$3,864	$5,810	$5,326	$984,459

December 31, 2023
Real Estate Secured:
Construction & development	$53,444	$-	$-	$29	$53,473
Farmland	23,329	-	737	1,532	25,598
Residential	400,432	213	36	266	400,947
Commercial mortgage	265,441	2,329	202	1,694	269,666
Non-Real Estate Secured:
Commercial & agricultural	47,481	-	24	176	47,681
Consumer & other	19,903	-	-	436	20,339
Total	$810,030	$2,542	$999	$4,133	$817,704

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	To Term	Total

Construction & development
Pass	$30,338	$14,211	$5,520	$5,753	$1,532	$7,477	$3,628	$-	$68,459
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	175	-	-	-	-	-	-	175
Substandard	-	-	-	-	-	-	16	-	16
Total construction & development	$30,338	$14,386	$5,520	$5,753	$1,532	$7,477	$3,644	$-	$68,650

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,552	$3,731	$1,900	$1,387	$2,447	$9,452	$1,765	$-	$23,234
Watch	-	-	-	-	-	111	-	-	111
Special Mention	-	-	-	-	-	172	100	-	272
Substandard	-	-	-	-	-	795	-	-	795
Total farmland	$2,552	$3,731	$1,900	$1,387	$2,447	$10,530	$1,865	$-	$24,412

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$61,276	$71,168	$106,237	$57,887	$49,039	$85,197	$80,211	$928	$511,943
Watch	-	-	-	-	205	-	-	-	205
Special Mention	219	-	1,148	239	230	434	-	-	2,270
Substandard	-	840	2,270	-	-	594	-	-	3,704
Total residential	$61,495	$72,008	$109,655	$58,126	$49,474	$86,225	$80,211	$928	$518,122

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$36,499	$42,952	$48,518	$47,717	$36,479	$68,699	$5,276	$-	$286,140
Watch	-	-	-	1,413	2,024	67	44	-	3,548
Special Mention	-	-	2,615	-	-	402	-	-	3,017
Substandard	-	-	-	-	-	446	-	-	446
Total residential	$36,499	$42,952	$51,133	$49,130	$38,503	$69,614	$5,320	$-	$293,151

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$15,252	$11,704	$5,920	$3,185	$926	$1,853	$22,261	$32	$61,133
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	36	-	-	18	-	-	54
Substandard	-	-	-	-	-	-	-	-	-
Total commercial & agricultural	$15,252	$11,704	$5,956	$3,185	$926	$1,871	$22,261	$32	$61,187

Current period gross write-offs	$-	$16	$-	$-	$-	$-	$-	$-	$16

Consumer & other
Pass	$7,446	$3,365	$2,200	$1,726	$103	$2,924	$786	$-	$18,550
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	16	-	-	-	-	6	-	22
Substandard	16	2	2	308	-	37	-	-	365
Total consumer & other	$7,462	$3,383	$2,202	$2,034	$103	$2,961	$792	$-	$18,937

Current period gross write-offs	$18	$46	$12	$8	$4	$26	$-	$-	$114

Total loans
Pass	$153,363	$147,131	$170,295	$117,655	$90,526	$175,602	$113,927	$960	$969,459
Watch	-	-	-	1,413	2,229	178	44	-	3,864
Special Mention	219	191	3,799	239	230	1,026	106	-	5,810
Substandard	16	842	2,272	308	-	1,872	16	-	5,326
Total loans	$153,598	$148,164	$176,366	$119,615	$92,985	$178,678	$114,093	$960	$984,459

Total Current period gross write-offs	$18	$62	$12	$8	$4	$26	$-	$-	$130

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	70	70
Residential	840	848	1,688
Commercial mortgage	293	153	446
Commercial & agricultural	-	-	-
Consumer & other	-	359	359
Total	$1,133	$1,430	$2,563

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$29	$29
Farmland	314	86	400
Residential	-	221	221
Commercial mortgage	339	176	515
Commercial & agricultural	-	130	130
Consumer & other	398	38	436
Total	$1,051	$680	$1,731

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023

Construction & development	$-	$-
Farmland	-	-
Residential	20	16
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	6
Total	$21	$22

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of December 31, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2024
Real Estate Secured:
Construction & development	$134	$-	$-	$-	$68,516	$68,650
Farmland	-	-	-	70	24,342	24,412
Residential	97	116	-	1,688	516,221	518,122
Commercial mortgage	-	-	-	446	292,705	293,151
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	-	61,187	61,187
Consumer & other	46	23	-	359	18,509	18,937
Total	$277	$139	$-	$2,563	$981,480	$984,459

The following table presents an aging analysis of past due loans by category as of December 31, 2023:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2023
Real Estate Secured:
Construction & development	$-	$-	$-	$29	$53,444	$53,473
Farmland	-	-	-	400	25,198	25,598
Residential	-	45	-	221	400,681	400,947
Commercial mortgage	-	-	-	515	269,151	269,666
Non-Real Estate Secured:
Commercial & agricultural	35	-	-	130	47,516	47,681
Consumer & other	12	-	-	436	19,891	20,339
Total	$47	$45	$-	$1,731	$815,881	$817,704

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	2024	2023

Construction & development	$-	$-
Farmland	-	-
Residential	3,105	-
Commercial mortgage	292	339
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$3,397	$339

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of December 31, 2024 and December 31, 2023.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the real estate loans included in the “combination” table as of December 31, 2023, below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

The following table shows the amortized cost basis as of December 31, 2024 and 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
December 31, 2024	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$23	0.00%	Added an average of 11.92 years to the life of the loan, which resulted in reduced payment.
Total	$23

	Combination – Term Extension & Interest Rate Reduction
December 31, 2023	Amortized Cost	% of Total Loan	Financial
(dollars in thousands)	Basis	Type	Effect

Residential	$592	0.15%	Average interest rate reduced from 8.13% to 6.13%. Added an average of 4.39 years to the life of the loans, which resulted in reduced payment.

Consumer & other	398	1.96%	Reduced interest rate from 9.50% to 7.00%. Added 0.61 years to the life of the loan.
Total	$990

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2024 and 2023:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

December 31, 2024
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	605	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	308	-	-
Total	$913	$-	$-

December 31, 2023
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	592	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	398	-	-
Total	$990	$-	$-

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the years ended December 31, 2024 and 2023:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2023	$402
(Recovery of ) provision for credit losses - unfunded commitments	(32)
Balance, December 31, 2024	$370

Balance, December 31, 2022	$46
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	313
Provision for credit losses - unfunded commitments	43
Balance, December 31, 2023	$402

Notes to Consolidated Financial Statements

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2024 and 2023, are as follows:

(dollars in thousands)	2024	2023

Land	$8,933	$8,478
Buildings and improvements	29,803	25,831
Furniture and equipment	14,618	14,126
	53,354	48,435

Less accumulated depreciation	(18,691)	(17,252)
	$34,663	$31,183

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $2.0 million and $1.9 million, respectively.

Note 7. Goodwill and Intangible Assets

An analysis of goodwill during the years ended December 31, 2024 and 2023 is as follows:

(dollars in thousands)	2024	2023

Beginning of year	$3,257	$3,257
Acquired goodwill as a result of JCB merger	4,643	-
Impairment	-	-
End of the period	$7,900	$3,257

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	2024	2023

Balance at beginning of year, net	$917	$1,286
Core deposit intangible as result of JCB Merger	3,380	-
Amortization expense	(482)	(369)
Net book value	$3,815	$917

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

For the year ended December 31, 2025	$771
For the year ended December 31, 2026	647
For the year ended December 31, 2027	565
For the year ended December 31, 2028	484
For the year ended December 31, 2029	406
Thereafter	942
Total	$3,815

Notes to Consolidated Financial Statements

Note 8. Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. We have performed an evaluation of our leasing contracts and activities. We have developed our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments.

Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company renewed two operating leases during 2024 and recognized a right-of-use asset and lease liability on the renewals. In August 2024, the Company was released from an operating lease, which resulted in the elimination of $197 thousand in right-of-use asset and lease liability. The Company entered into an operating lease in June 2023 and as a result incurred $95 thousand in initial direct costs that was factored into the right-of-use asset. In August 2023, the Company executed a sale leaseback transaction on a branch location which resulted in a gain of $197 thousand, and as a result, entered into a two year operating lease agreement and recognized a right-of-use asset and lease liability on the transaction.

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

(dollars in thousands)	2024	2023

Lease liabilities	$1,522	$1,983
Right-of-use assets	$1,603	$2,073
Weighted average remaining lease term (years)	7.28	7.45
Weighted average discount rate	4.10%	3.98%

(dollars in thousands)	2024	2023

Lease Expense
Operating lease expense	$381	$273
Short-term lease expense	13	17
Total lease expense	$394	$290

Cash paid for amounts included in lease liabilities	$372	$268

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2025	$297
Twelve months ending December 31, 2026	230
Twelve months ending December 31, 2027	223
Twelve months ending December 31, 2028	231
Twelve months ending December 31, 2029	210
Thereafter	588
Total undiscounted cash flows	$1,779
Less discount	(257)
Lease liabilities	$1,522

Notes to Consolidated Financial Statements

Note 9. Deposits

The following table presents the composition of deposits at December 31, 2024 and December 31, 2023:

(dollars in thousands)	2024	2023

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$148,795	$136,305
Money market	85,409	70,669
Savings	176,310	152,666
Time deposits	343,771	263,987
Total interest-bearing deposits	754,285	623,627
Noninterest-bearing deposits	337,918	305,115
Total deposits	$1,092,203	$928,742

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2024 and 2023 was $103.7 million, and $78.6 million, respectively.

At December 31, 2024, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2025	$314,190
2026	15,418
2027	6,638
2028	3,575
2029	3,950
After Five Years	-
Total	$343,771

Note 10. Short-Term Borrowings

At December 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at December 31, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 4.68%, with a maturity date of January 9, 2025, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

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

At December 31, 2024, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. At December 31, 2024 the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $281.6 million from the FHLB, subject to the pledging of collateral.

Note 11. Long-Term Borrowings

At December 31, 2024 and 2023, the Bank had no borrowings outstanding classified as long-term.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2024 and 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of December 31, 2024 and 2023, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2024

Financial Instruments – Assets
Net Loans	$976,432	$944,633	$-	$-	$944,633

Financial Instruments – Liabilities
Time Deposits	343,771	342,239	-	342,239	-
FHLB Advances	20,000	19,998	-	19,998	-

December 31, 2023

Financial Instruments – Assets
Net Loans	$810,965	$775,246	$-	$-	$775,246

Financial Instruments – Liabilities
Time Deposits	263,987	260,590	-	260,590	-
FHLB Advances	25,000	24,999	-	24,999	-

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

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of December 31, 2024 and December 31, 2023.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024 and there was no other real estate owned held as of December 31, 2023.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Investment securities available for sale
U.S. Treasury securities	$2,488	$-	$2,488	$-
U.S. Government agencies	21,505	-	21,505	-
Mortgage-backed securities	55,538	-	55,538	-
Corporate securities	1,491	-	1,491	-
State and municipal securities	37,265	-	37,265	-
Total assets at fair value	$118,287	$-	$118,287	$-

December 31, 2023
Investment securities available for sale
U.S. Treasury securities	$2,446	$-	$2,446	$-
U.S. Government agencies	21,438	-	21,438	-
Mortgage-backed securities	61,697	-	61,697	-
Corporate securities	1,442	-	1,442	-
State and municipal securities	40,366	-	40,366	-
Total assets at fair value	$127,389	$-	$127,389	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2024 or 2023. There were no significant transfers between levels during the years ended December 31, 2024 or 2023.

Notes to Consolidated Financial Statements

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2024 and 2023. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Individually evaluated loans	$4,626	$-	$-	$4,626
Other real estate owned	140	-	-	140
Total assets at fair value	$4,766	$-	$-	$4,766

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2023
Individually evaluated loans	$1,635	$-	$-	$1,635
Other real estate owned	-	-	-	-
Total assets at fair value	$1,635	$-	$-	$1,635

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$4,626	$1,635	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$140	$-	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Notes to Consolidated Financial Statements

Note 13. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. The liability accrued for compensation deferred under the plan amounts to $35 thousand and $71 thousand at December 31, 2024 and 2023, respectively. Expense charged against income and included in salary and benefits expense was $4 thousand and $7 thousand in 2024 and 2023, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017 and 2022. The plans provide for annual payments ranging from $12,857 to $88,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $1.1 million and $881 thousand at December 31, 2024 and 2023, respectively. Expense charged against income and included in salary and benefits expense was $262 thousand and $241 thousand in 2024 and 2023, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $507 thousand and $555 thousand at December 31, 2024 and 2023, respectively. Charges to income amounted to approximately $21 thousand and $23 thousand for 2024 and 2023, respectively. These plans are unfunded; however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2024	2023

Change in benefit obligation
Benefit obligation at beginning of year	$2,959	$3,187
Interest cost	124	142
Actuarial (gain) loss	(232)	92
Benefits paid	(554)	(438)
Settlement (gain) loss	(40)	(24)
Benefit obligation at end of year	2,257	2,959
Change in plan assets
Fair value of plan assets at beginning of year	7,533	7,168
Actual return on plan assets	530	803
Benefits paid	(554)	(438)
Fair value of plan assets at end of year	7,509	7,533
Funded status at the end of the year	$5,252	$4,574

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2024	2023

Amounts recognized in the Balance Sheet
Prepaid benefit cost	$6,302	$6,316
Unrecognized net actuarial loss	(1,050)	(1,742)
Amount recognized in other assets	$5,252	$4,574

Amounts recognized in accumulated comprehensive loss
Unrecognized net actuarial loss	$(1,050)	$(1,742)
Deferred taxes	221	366
Amount recognized in accumulated comprehensive loss, net	$(829)	$(1,376)

Prepaid benefit detail
Benefit obligation	$(2,257)	$(2,959)
Fair value of assets	7,509	7,533
Unrecognized net actuarial loss	1,050	1,742
Prepaid benefit cost	$6,302	$6,316

Components of net periodic pension cost
Interest cost	$124	$142
Expected return on plan assets	(503)	(478)
Recognized net loss due to settlement	276	292
Recognized net actuarial loss	117	195
Net periodic benefit expense	$14	$151

Additional disclosure information
Accumulated benefit obligation	$2,257	$2,959
Vested benefit obligation	$2,257	$2,959
Discount rate used for net periodic pension cost	4.75%	5.00%
Discount rate used for disclosure	5.50%	4.75%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years) for net periodic pension cost	8.47	9.09

Using the same fair value hierarchy described in Note 12, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Mutual funds – equities	$3,454	$3,454	$-	$-
Mutual funds – fixed income	4,055	4,055	-	-
Total assets at fair value	$7,509	$7,509	$-	$-

December 31, 2023
Mutual funds – equities	$3,842	$3,842	$-	$-
Mutual funds – fixed income	3,691	3,691	-	-
Total assets at fair value	$7,533	$7,533	$-	$-

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2025	$310
2026	283
2027	239
2028	159
2029	56
2030 –2034	968
$2,015

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2024 and there is no required contribution for 2025. Based on this we do not anticipate making a contribution to the plan in 2025.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2024 and 2023, by asset category are as follows:

	2023	2023

Mutual funds – fixed income	46%	49%
Mutual funds – equity	54%	51%
Total	100%	100%

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

Funded Status (market value of plan assets divided by funding target) as of July 1,

	2024 Valuation	2023 Valuation
Source	Report	Report

Bank of Floyd Plan	98.41%	100.09%

Employer Contributions

Plan expenses paid by the Company totaled approximately $42 thousand and $37 thousand for the years ended December 31, 2024 and 2023, respectively.

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $412 thousand and $396 thousand related to the defined contribution plan for the years ended December 31, 2024 and 2023, respectively.

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of December 31, 2024, 147,400 shares have been issued under the Equity Plan, leaving 152,600 shares available for future grants.

On March 28, 2024, 65,000 restricted stock awards were issued with a fair value of $11.30 per share. These awards vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. On September 3, 2024, 10,000 restricted stock awards were issued with a fair value of $11.33 per share. These awards vest 25% on December 15, 2025, 25% on December 15, 2026, 25% on December 15, 2027, and 25% on December 15, 2028. For the years ended December 31, 2024 and 2023, $229 thousand and $99 thousand, respectively, was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of December 31, 2024, the unrecognized compensation expense related to unvested restricted stock awards was $751 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.79 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2022	18,850	$12.38
Granted	-	-
Vested	(8,225)	12.21	$99
Forfeited	-	-
Unvested as of December 31, 2023	10,625	$12.54
Granted	75,000	11.30
Vested	(18,625)	11.55	$221
Forfeited	-	-
Unvested as of December 31, 2024	67,000	$11.45

On December 31, 2024, 12,500 stock awards were issued with a fair value of $12.18 per share to non-employee directors, which immediately vested. For the year ended December 31, 2024, $152 thousand was recognized as compensation expense related to share-based compensation for these stock awards. On December 29, 2023, 13,500 stock awards were issued with a fair value of $11.24 per share to non-employee directors, which immediately vested. For the year ended December 31, 2023, $152 thousand was recognized as compensation expense related to share-based compensation for these stock awards.

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2024	2023

Current	$487	$2,431
Deferred	1,446	(55)
	$1,933	$2,376

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

(dollars in thousands)	2024	2023

Tax at statutory federal rate	$1,965	$2,536
Tax exempt interest income	(68)	(69)
Tax exempt insurance income	(182)	(135)
State income tax, net of federal benefit	140	80
Merger expenses	124	-
Other	(46)	(36)
	$1,933	$2,376

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2024 and 2023 are summarized as follows:

(dollars in thousands)	2024	2023

Deferred tax assets
Allowance for credit losses	$1,859	$1,545
Acquired loan credit mark	944	114
Deferred compensation	373	326
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	47	44
Minimum pension liability	220	366
Net operating loss carryforward	1,833	1,221
Nonaccrual interest income	365	313
Net unrealized losses on securities available for sale	4,711	4,775
Contract terminations	185	-
Other	17	4
	$10,554	$8,708
Deferred tax liabilities
Deferred loan origination costs	809	707
Core deposit intangible	845	198
Accrued pension costs	1,395	1,367
Depreciation	1,738	1,326
Accretion of discount on investment securities, net	98	64
Other	76	-
	$4,961	$3,662
Net deferred tax asset	$5,593	$5,046

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2021 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2024 and 2023. The net operating loss of approximately $10.9 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

Aggregate 2024 and 2023 loan transactions with related parties were as follows:

(dollars in thousands)	2024	2023

Balance, beginning	$10,125	$10,029
New loans	3,348	2,231
Repayments	(3,144)	(2,041)
Change in relationship	102	(94)
Balance, ending	$10,431	$10,125

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $16.9 million, and $12.5 million at December 31, 2024 and 2023, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2024 and 2023 is as follows:

(dollars in thousands)	2024	2023

Commitments to extend credit	$210,610	$195,991
Standby letters of credit	1,398	583
	$212,008	$196,574

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $10.8 million at December 31, 2024. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2024.

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

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 3.19% as of December 31, 2024.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2024 and 2023.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to risk weighted assets)	$107,941	11.19%	$77,199	8.00%	$96,499	10.00%
Tier 1 Capital (to risk weighted assets)	$99,740	10.34%	$57,900	6.00%	$77,199	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,740	10.34%	$43,425	4.50%	$62,725	6.50%
Tier 1 Capital (to average total assets)	$99,740	8.17%	$48,838	4.00%	$61,047	5.00%

December 31, 2023
Total Capital (to risk weighted assets)	$104,800	12.49%	$67,130	8.00%	$83,913	10.00%
Tier 1 Capital (to risk weighted assets)	$97,659	11.64%	$50,348	6.00%	$67,130	8.00%
Common Equity Tier 1 (to risk weighted assets)	$97,659	11.64%	$37,761	4.50%	$54,543	6.50%
Tier 1 Capital (to average total assets)	$97,659	9.26%	$42,199	4.00%	$52,749	5.00%

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)) framework; as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their December 31, 2024 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information

Condensed financial information of Skyline Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Assets
Cash and due from banks	$90	$52
Investment in affiliate bank	93,298	82,536
Other assets	435	337
Total assets	$93,823	$82,925

Liabilities
Borrowings	$5,000	$-
Other liabilities	155	43
Total liabilities	5,155	43

Stockholders’ Equity
Common stock	-	-
Surplus	33,507	33,356
Retained earnings	73,714	68,866
Accumulated other comprehensive loss	(18,553)	(19,340)
Total stockholders’ equity	88,668	82,882
Total liabilities and stockholders’ equity	$93,823	$82,925

Statements of Income

For the years ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Income
Dividends from affiliate bank	$32,852	$2,843
	32,852	2,843
Expenses
Interest on borrowings	12	-
Share-based compensation	381	251
Management and professional fees	73	67
Other expenses	45	15
	511	333
Income before tax benefit and equity in undistributed income of affiliate	32,341	2,510

Federal income tax benefit	109	69

Income before equity in undistributed income of affiliate	32,450	2,579

Equity in undistributed income of affiliate	(25,025)	7,121
Net income	$7,425	$9,700

Notes to Consolidated Financial Statements

Note 20. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Cash flows from operating activities
Net income	$7,425	$9,700
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	25,025	(7,121)
Share-based compensation	381	251
Change in other assets	(98)	22
Change in other liabilities	112	(2)
Net cash provided by operating activities	32,845	2,850

Cash flows from investing activities
Cash paid for business combination	(25,000)	-
Investment in affiliate	(10,000)	-
Net cash used by investing activities	(35,000)	-

Cash flows from financing activities
Advances on short-term line of credit	10,000	-
Repayment on short-term line of credit	(5,000)	-
Common stock repurchased	(230)	(508)
Dividends paid	(2,577)	(2,353)
Net cash provided by (used by) financing activities	2,193	(2,861)
Net increase (decrease) in cash and cash equivalents	38	(11)

Cash and cash equivalents, beginning	52	63
Cash and cash equivalents, ending	$90	$52

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2024, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. However, business combination and entity level controls are not covered by the exemption. The Company acquired JCB effective September 1, 2024. Accordingly, management excluded JCB from its assessment of the Company's internal control over financial reporting. Business combination and entity level controls were assessed. It is impractical to disclose the total assets, the net interest income, non-interest income and net income of JCB from the acquisition date of September 1, 2024 through December 31, 2024, due to the system conversion that occurred on November 11, 2024, which resulted in the combining of the operations of JCB into the Company.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following biographical information discloses each director’s age and business experience, and the year that each individual was first elected to the Board of Directors of the Company. Previous service on the boards of Grayson, Cardinal, Great State, and JCB prior to the merger with and into the Company is also disclosed, as are the specific skills or attributes that qualify each director for service on the Board of Directors.

Thomas M. Jackson, Jr. (67) – Mr. Jackson has been Chairman of the Board of the Company since its inception in November 2015. He served as a board member for Grayson and Grayson National Bank beginning in 2002 and was elected Chairman in 2012. Mr. Jackson is a practicing attorney and the owner of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia. He also has a black angus beef farm at his family home place in Wythe County. He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four-year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists the Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by the Company and the Bank.

W. David McNeill (68) – Mr. McNeill has been a director of the Company since July 2018 and has served as Vice Chairman since January 2024. He was one of the founders of Great State Bank and served on its board of directors from 2008 to 2018. Mr. McNeill is owner and operator of Carolina Kia of High Point, Carolina Hyundai of High Point, McNeill Nissan of Wilkesboro and McNeill Chevrolet of Wilkesboro. He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties where the dealerships do business.  Mr. McNeill is a graduate of UNC - Chapel Hill.

Jacky K. Anderson (73) – Mr. Anderson has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 50 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (66) – Dr. Conduff has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal board. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (59) – Mr. Edwards, President and Chief Executive Officer of the Company and the Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of the Company and the Bank from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards serves on the Board of Directors of the Virginia Association of Community Banks and represents the State of Virginia as the Federal Delegate for the Independent Community Bankers of America. He also serves on the Management Services Board and the Government Relations Committee of the Virginia Bankers Association. Locally, he serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., and as a Director of the Blue Ridge Discovery Center.

Bryan L. Edwards (74) – Mr. Edwards has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also has served on the board of directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007. He is past Chairman of the Virginia-Carolina Water Authority in Independence, Virginia and currently serves as chairman of the board for the Alleghany Chamber of Commerce.

T. Mauyer Gallimore (82) – Mr. Gallimore has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in-depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

A. Melissa Gentry (60) – Ms. Gentry has been a director of the Company since June 2016, having been appointed to the board of Cardinal in April 2016.  Ms. Gentry is the Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial, accounting and recordkeeping functions for 31 affiliated entities.  These entities have included automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants, retail stores, hotels, cattle and crop farming, motorsports and professional sports teams, representing approximately $425 million in annual revenues and over $200 million in inventories and properties.  Her business experience gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management.  Ms. Gentry is a graduate of Virginia Tech and is currently serving on the Board of Directors for two non-profit organizations: New River Valley Health Foundation and Friends of Calfee Park.  She previously served on the Board for Carilion New River Valley Medical Center.  In 2024, Ms. Gentry was appointed as an inaugural board member of the Pulaski County Sports Tourism Entertainment Authority (STEA).

R. Devereux Jarratt (83) – Mr. Jarratt has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (68) – Mrs. Lazo has been a director of the Company since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. In 2024 she began serving on the Board of Directors of the Chestnut Creek School of the Arts where she had previously served from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by the Company and the Bank and offers a unique perspective on our markets.

Israel D. O’Quinn (45) – Mr. O’Quinn was appointed as a director of the Company on February 18, 2025. Mr. O'Quinn has served as President and CEO of The United Company Foundation as well as the James W. and Francis G. McGlothlin Foundation since June 2023. He has also served as an elected member of the Virginia House of Delegates since 2011. For almost all of his tenure in the House of Delegates, Mr. O’Quinn has been a member of the Commerce and Energy committee, among others, which has provided him with an in-depth knowledge of the laws and regulations related to banking and other businesses. Before his current role leading the two charitable foundations, Mr. O’Quinn was a key executive at KVAT Food Stores (Food City) for seventeen years, serving in roles of increasing responsibility across the organization, including strategy, regulatory issues and community relations. Born and raised in Southwest Virginia, and having represented the area for over a decade in the legislature, he is well-versed in the needs and opportunities of the region. Mr. O’Quinn is a member of the Emory & Henry University Board of Trustees and he earned Bachelors Degrees in Political Science and History from the college. In addition to his legislative and professional work, Mr. O’Quinn has served on a number of other boards and commissions, including as Chairman of the Bristol Chamber of Commerce, and provided leadership to economic development projects as Co-Chair of InvestSWVA.

Christopher D. Reece (59) – Mr. Reece has been a director of the Company since September 2024. He is a graduate of Appalachian State University. His banking career began with Johnson County Bank in 1988. Mr. Reece has been involved in many areas of banking including operations, lending, and compliance. He served as Chief Executive Officer of Johnson County Bank from 2002 to 2024 and as a Board member of Johnson County Bank from 1996 to 2024. Mr. Reece has been actively involved with many community groups and served as a Board Member of the Tennessee Bankers Association from 2023 to 2025.

Frank A. Stewart (63) – Mr. Stewart has been a director of the Company since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart currently serves on the Caromont Health Board of Directors located in Gaston County, North Carolina. Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is CEO of Premier Body Armor, LLC of Gastonia, North Carolina.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Colombia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration.

John Michael Turman (78) – Mr. Turman has been a director of the Company since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of the Company and the Bank. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (57) – Mr. Vaughan has been a director of the Company since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He is the managing partner of My Home Furnishings, LLC, a distributor specializing in youth furniture, located in Mt. Airy, North Carolina, and (served) as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia until retiring in 2024. The furniture industry has historically played a significant role in the local economy of many of the communities served by the Company and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan’s direct knowledge of this industry combined with his financial and managerial experience makes him a valuable resource to the Board.   Mr. Vaughan also serves as president of the Wytheville Community College Scholarship Foundation, and as President of Vaughan Restoration Group, which is a group that works in part with the city of Galax in redevelopment efforts within the city. Mr. Vaughan also serves on the Board of the Vaughan Foundation, a local non-profit that works with local needs.

Executive Officers Who Are Not Directors

Lori C. Vaught (51) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2019, previously served as Controller of the Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association and serves as a board member of the Wytheville Community College Scholarship Foundation, Inc. and the Wytheville Community College Real Estate Foundation, Inc.

Beth R. Worrell (51) – Ms. Worrell, Executive Vice President and Chief Risk Officer of the Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts degree in Mathematics and a Bachelor of Science degree in Business with a concentration in Accounting from Emory & Henry College. Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts and for Willing Partners, Inc.

Rodney R. Halsey (56) – Mr. Halsey, Executive Vice President and Chief Operations Officer of the Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operations Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation, the Mount Rogers Planning District Loan Fund Board and the Wytheville Community College Educational Foundation.  He currently serves on the Board of Trustees for Oak Hill Academy, the Go Virginia Region 1 Economic Development Authority and the Virginia Bankers Association Operations and Technology Committee.  Mr. Halsey’s education is from Appalachian State University with a Bachelor’s  degree in Business Administration.

Jonathan L. Kruckow (40) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for the Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses.  He is a graduate of Virginia Tech, the Virginia Bankers Association’s School of Bank Management at the University of Virginia, the Graduate School of Banking at Louisiana State University and Virginia Commonwealth University (MBA).  Mr. Kruckow currently serves on the Virginia Bankers Association’s Lending Executives Committee, the Virginia Bankers Association’s School of Bank Management Board of Trustees, the Board of Directors for Virginia Title Center and the Parks and Recreation Commission for Montgomery County, Virginia.

Milo L. Cockerham (38) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of the Bank, joined the Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 28 retail branch locations. Mr. Cockerham has 16 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a Bachelor of Arts degree in Economics and a Bachelor of Science degree in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University. He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

Ronald S. Pearson (74) – Mr. Pearson, Executive Vice President and Regional President, North Carolina of the bank has a total of 52 years of banking experience, mainly in credit administration and commercial lending. He began his career in 1972 with Northwestern Bank where he served in various positions, including President of Northwestern Capital Corporation, Senior Loan Review Officer and Regional Credit Administrator. In 1985, Northwestern Bank merged with First Union National Bank where Mr. Pearson continued working in credit administration until 1991 when he joined Southern National Bank in Wilkesboro, North Carolina as a commercial lender. After Southern National Bank and BB&T merged, he continued to work for BB&T and served as Vice President and City Executive until 2002. In 2002, Mr. Pearson joined Yadkin Valley Bank in North Wilkesboro, North Carolina where he was employed as Senior Vice President prior to joining Great State Bank in September, 2008. He served as Executive Vice President and Chief Credit Officer at Great State Bank. He joined Skyline National Bank in 2018 with the merger of Great State Bank and Skyline National Bank. Mr. Pearson graduated from Appalachian State University with a Bachelor of Science in Business Administration degree and earned his MBA from Wake Forest University.

Matthew C. Martin (51) – Mr. Martin, Executive Vice President and Chief Credit Officer of the Bank, began his career in 1997 with First National Bank of Christiansburg.  His background includes credit analysis, commercial lending, and loan review.  He joined Bank of Floyd in January 2014 as a commercial lender.  He became a regional commercial credit officer of the Bank in 2019 and was promoted to Chief Credit Officer in 2023.  Mr. Martin is a former member of the Kiwanis Club of Christiansburg and formerly a volunteer with Junior Achievement of SW Virginia.  He is a graduate of the Pamplin College of Business with a major in Finance from Virginia Tech and has completed the VBA’s School of Bank Management.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees and the Company itself. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The members of the Audit Committee are Frank A. Stewart, Chairman, A. Melissa Gentry, Vice Chair, Theresa S. Lazo, John Michael Turman, and T. Mauyer Gallimore, each of whom is independent as that term is defined by the Nasdaq Stock Market.

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2024.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and Frank A. Stewart. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2024.

Director Nomination Process. The Board does not believe it needs a separate nominating committee because the full Board is comprised predominantly of independent directors, with the exception of Messrs. Anderson, Edwards, and Reece and has the time and resources to perform the function of selecting board nominees. When the Board performs its nominating function, the Board acts in accordance with the Company’s Articles of Incorporation and Bylaws but does not have a separate charter related to the nomination process.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Blake M. Edwards, Jr.	2024	380,000	93,000	169,500	13,800	656,300
President and	2023	360,000	105,000	-	13,200	478,200
Chief Executive Officer

Jonathan L. Kruckow	2024	215,000	47,148	113,000	8,600	383,748
Executive Vice President and	2023	200,000	46,061	-	8,000	254,061
Regional President, Virginia

Beth R. Worrell	2024	204,000	42,500	113,000	8,160	367,660
Executive Vice President and	2023	189,000	40,000	-	7,560	236,560
Chief Risk Officer

(1)

The amounts reported reflect the aggregate grant date fair value of the awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. Stock awards consisted of grants of restricted stock awards. For valuation and discussion of assumptions related to stock awards, please refer to “Share-based Compensation” discussion in Note 1 and Note 15 Share-based Compensation in the Company’s audited financial statements for the fiscal year ended December 31, 2024.

(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

The Company has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Worrell as described below. All compensation that the Company pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

During 2024, 15,000 restricted stock awards were issued to the President & CEO and 10,000 restricted stock awards were issued to other members of the Company’s executive management team, with the exception of Messrs. Martin and Pearson. The stock awards vested 20% on December 15, 2024 and will vest 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. During 2023 no restricted stock awards were issued.   No stock options were granted to any of the Company’s employees during the fiscal year ended December 31, 2024, and none were outstanding at December 31, 2024.

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

Holdings of Stock Awards

The following table contains information concerning unvested stock awards at December 31, 2024 for each of the named executive officers.

Outstanding Equity Awards
Fiscal Year End 2024

	Stock Awards
		Number of Shares	Market Value of
		Or Units of Stock	Shares or Units of
		That Have Not	Stock That Have
Name	Grant Date	Vested (#) (1)	Not Vested ($) (2)

Blake M. Edwards, Jr.	02/18/2022	1,000	12,180
	03/28/2024	12,000	146,160

Jonathan L. Kruckow	02/18/2022	800	9,744
	03/28/2024	8,000	97,440

Beth R. Worrell	02/18/2022	800	9,744
	03/28/2024	8,000	97,440

(1)

Amounts are comprised of unvested restricted stock awards at December 31, 2024. The restricted stock awards granted on February 18, 2022 vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. The restricted stock awards granted on March 28, 2024 vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028.

(2)	Amounts represent the fair market value of the restricted stock awards on December 31, 2024. The closing price of the Company’s common stock was $12.18 on that date.

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

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2024. On December 31, 2024, each nonemployee director, with the exception of Messrs. O’Quinn and Reece, received a stock award of 1,000 shares, except for the chairman, who received 1,500 stock awards. The stock awards immediately vested. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation	Total ($)
Jacky K. Anderson	27,035	12,180	-	39,215
Dr. J. Howard Conduff, Jr.	24,981	12,180	-	37,161
Bryan L. Edwards	24,252	12,180	-	36,432
T. Mauyer Gallimore	26,132	12,180	-	38,312
A. Melissa Gentry	26,463	12,180	-	38,643
Thomas M. Jackson, Jr., Chairman	29,942	18,270	-	48,212
R. Devereux Jarratt	26,185	12,180	-	38,365
Theresa S. Lazo	25,387	12,180	-	37,567
W. David McNeill, Vice Chairman	27,448	12,180	-	39,628
Israel D. O’Quinn(2)	-	-	-	-
Christopher D. Reece(3)	9,102	-	66,667	75,769
Frank A. Stewart	26,404	12,180	-	38,584
John Michael Turman	25,902	12,180	-	38,082
J. David Vaughan	27,292	12,180	-	39,472
Total	326,525	152,250	66,667	545,442

(1)

The amounts reported reflect the aggregate grant date fair value of the stock awards for the fiscal year ended December 31, 2024 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. The grant date fair value for these stock awards of $12.18 per share was based on the closing sales price of the Company’s common stock on the grant date (December 31, 2024).

(2)	Mr. O’Quinn was appointed as a director of the Company and the Bank, effective February 18, 2025.
(3)

Reflects payments to Mr. Reece pursuant to a consulting agreement with the Company pursuant to which he will provide general advisory services to the Bank, including without limitation advice and assistance with the transition and integration of Johnson County Bank into the Bank, for a period of one year following closing of the Company’s acquisition of Johnson County Bank.

    During 2024, the Chairman of the Board received fees of $1,000 per meeting and a monthly retainer of $400. The Vice Chairman of the Board received fees of $900 per meeting and a monthly retainer of $350. All other directors received $750 per meeting and a monthly retainer of $300. Additionally, $400 is paid to all directors for each committee meeting attended.

Starting in February 2025, the Chairman of the Board receives a monthly retainer fee of $2,400. The Vice Chairman of the Board receives a monthly retainer of $2,200. All other directors receive a monthly retainer fee of $2,000. Additionally, $400 is paid to all directors for each committee meeting attended. There is no longer a per board meeting fee.

Blake M. Edwards, the Company’s President and Chief Executive Officer and a director of the Company did not receive any compensation for his services as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 25, 2025 regarding the number of shares of the Company’s common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Common Stock	Unvested Stock Awards	Total		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	5,312	-	5,312	(2)	*
Dr. J. Howard Conduff, Jr.	134,980	-	134,980	(3)	2.39%
Bryan L. Edwards	4,608	-	4,608		*
T. Mauyer Gallimore	11,351	-	11,351	(4)	*
A. Melissa Gentry	7,700	-	7,700		*
Thomas M. Jackson, Jr., Chairman	17,120	-	17,120		*
R. Devereux Jarratt	40,151	-	40,151		*
Theresa S. Lazo	28,402	-	28,402	(5)	*
W. David McNeill, Vice Chairman	27,926	-	27,926		*
Israel D. O’Quinn	100	-	100		*
Christopher D. Reece	1,210	-	1,210	(6)	*
Frank A. Stewart	121,119	-	121,119	(7)	2.14%
John Michael Turman	16,479	-	16,479	(8)	*
J. David Vaughan	12,983	-	12,983	(9)	*
Blake M. Edwards, Jr.	8,000	13,000	21,000		*
Jonathan L. Kruckow	2,910	8,800	11,710		*
Beth R. Worrell	6,100	8,800	14,900	(10)	*
All of the Company’s directors, executive officers, and executive officers as a group (22 individuals)	462,544	57,000	519,544		9.19%

(1)	Based on 5,651,704 shares of the Company’s common stock outstanding as of March 25, 2025.
(2)	Includes 2,112 shares held jointly with his children and his former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse and 8,297 shares owned by his sons.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 1,210 shares owned jointly with his spouse.
(7)	Includes 114,340 shares owned jointly with his spouse.
(8)	Includes 13,279 held jointly with his spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Includes 900 shares held jointly with her spouse.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 25, 2025, unless otherwise noted, regarding the number of shares of the Company’s common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Fourthstone LLC 575 Maryville Centre Drive, Suite 110 St. Louis, MO 63141	548,012(2)	9.70%

(1)	Based on 5,651,704 shares of the Company’s common stock outstanding as of March 25, 2025.
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

Some of the directors and officers of the Company are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2024 totaled $10.4 million or 11.76% of the Company’s equity capital at that date.

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

Independence of Directors

The Board of Directors in its business judgment has determined that the following twelve of its fifteen members are independent as that term is defined by the Nasdaq Stock Market: Dr. J. Howard Conduff, Jr., Bryan L. Edwards, T. Mauyer Gallimore, A. Melissa Gentry, Thomas M. Jackson, Jr., R. Devereux Jarratt, Theresa S. Lazo, W. David McNeill, Israel D. O’Quinn, Frank A. Stewart, John Michael Turman, and J. David Vaughan.

The Board considered the following transactions between us and certain of our directors or their affiliates to determine whether such director was independent under the above standards:

●

Pursuant to the JCB Merger Agreement, Mr. Reece entered into a consulting agreement pursuant to which he will provide general advisory services to the Bank, including without limitation advice and assistance with the transition and integration of JCB into the Bank, for a period of one year following closing. In addition, the consulting agreement obligates Mr. Reece to adhere to certain non-solicitation and non-competition obligations for a period of one year following the end of the term of the agreement.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2024 and 2023, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $324,758 for 2024 and $189,652 for 2023.

Audit Related Fees

There were no aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for 2024 and 2023.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $20,000 for 2024 and $26,430 for 2023.  During 2024 and 2023, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2024 or 2023.

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

Reports of Independent Registered Public Accounting Firm

(Elliott Davis, PLLC, Charlotte, NC, U.S. PCAOB Auditor Firm I.D.: 149)

Consolidated Balance Sheets – As of December 31, 2024 and 2023

Consolidated Statements of Income – Years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income – Years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2024 and 2023

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

3.2	Amended and Restated Bylaws of Skyline Bankshares, Inc. (attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 24, 2025, and incorporated herein by reference).
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

10.10	Parkway Acquisition Corp. 2020 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on November 13, 2020 and incorporated herein by reference).
10.11	Form of Restricted Stock Award Agreement (attached as exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 24, 2021, and incorporated herein by reference).
10.12	Consulting Agreement, dated April 16, 2024 and effective upon the merger of Johnson County Bank into Skyline National Bank, by and between Skyline National Bank and Chris D. Reece.
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company
23.1	Consent of Elliott Davis, PLLC.
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

SKYLINE BANKSHARES, INC.

Date: March 26, 2025	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2025.

Date: March 26, 2025	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 26, 2025	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 26, 2025	By:	/s/ W. David McNeill
W. David McNeill Vice Chairman

Date: March 26, 2025	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 26, 2025	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 26, 2025	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 26, 2025	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 26, 2025	By:	/s/ A. Melissa Gentry
A. Melissa Gentry Director

Date: March 26, 2025	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 26, 2025	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 26, 2025	By:	/s/ Israel D. O’Quinn
Israel D. O’Quinn Director

Date: March 26, 2025	By:	/s/ Christopher D. Reece
Christopher D. Reece Director

Date: March 26, 2025	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Date: March 26, 2025	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 26, 2025	By:	/s/ J. David Vaughan
J. David Vaughan Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2024 and (ii) our proxy materials for our 2025 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.