Form 10-Q
period 2025-03-31
Skyline Bankshares, Inc.
filed 2025-05-15
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,651,704 shares of Common Stock, no par value per share, outstanding as of May 14, 2025.

Part I.  Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

	March 31,	December 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$21,298	$17,889
Interest-bearing deposits with banks	16,130	1,562
Federal funds sold	456	-
Total cash and cash equivalents	37,884	19,451
Investment securities available for sale	118,483	118,287
Restricted equity securities	4,993	4,034
Loans	1,000,332	984,459
Allowance for credit losses	(8,160)	(8,027)
Net loans	992,172	976,432
Cash value of life insurance	26,649	26,743
Other real estate owned	140	140
Properties and equipment, net	35,342	34,663
Accrued interest receivable	4,009	4,013
Core deposit intangible	3,603	3,815
Goodwill	7,900	7,900
Deferred tax assets, net	5,060	5,593
Other assets	15,263	16,528
	$1,251,498	$1,217,599

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$350,451	$337,918
Interest-bearing	763,936	754,285
Total deposits	1,114,387	1,092,203

Borrowings	37,000	25,000
Fed funds purchased	26	4,254
Accrued interest payable	699	950
Other liabilities	6,465	6,524
	1,158,577	1,128,931

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,651,704 and 5,651,704 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Surplus	33,556	33,507
Retained earnings	75,874	73,714
Accumulated other comprehensive loss	(16,509)	(18,553)
	92,921	88,668
	$1,251,498	$1,217,599

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(dollars in thousands except share amounts)	2025	2024
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$14,721	$11,147
Interest-bearing deposits in banks	47	64
Federal funds sold	2	4
Interest on taxable securities	633	685
Interest on nontaxable securities	49	49
Dividends	32	37
	15,484	11,986
Interest expense
Deposits	3,335	2,682
Interest on borrowings	426	437
	3,761	3,119
Net interest income	11,723	8,867

Provision for credit losses	178	93
Net interest income after provision for credit losses	11,545	8,774

Noninterest income
Service charges on deposit accounts	584	551
Other service charges and fees	916	849
Net realized losses on securities	-	(141)
Mortgage origination fees	35	55
Increase in cash value of life insurance	174	146
Life insurance income	60	218
Other income	17	21
	1,786	1,699
Noninterest expenses
Salaries and employee benefits	4,500	4,321
Occupancy and equipment	1,479	1,411
Data processing expense	848	649
FDIC Assessments	246	144
Advertising	244	217
Bank franchise tax	132	99
Director fees	93	58
Professional fees	302	221
Telephone expense	124	107
Core deposit intangible amortization	212	80
Other expense	683	669
	8,863	7,976
Net income before income taxes	4,468	2,497

Income tax expense	895	446
Net income	$3,573	$2,051

Net income per share	$0.64	$0.37
Weighted average shares outstanding	5,584,704	5,564,568
Dividends declared per share	$0.25	$0.23

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)

Net income	$3,573	$2,051

Other comprehensive income (loss)

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	2,587	(859)
Tax related to unrealized (gains) losses	(543)	180
Reclassification of net realized losses during the period	-	141
Tax related to net realized losses	-	(30)

Total other comprehensive income (loss)	2,044	(568)
Total comprehensive income	$5,617	$1,483

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2025 and 2024

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

Net income	-	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	-	2,044	2,044
Dividends paid ($0.25 per share)	-	-	-	(1,413)	-	(1,413)
Share-based compensation	-	-	49	-	-	49

Balance, March 31, 2025	5,651,704	$-	$33,556	$75,874	$(16,509)	$92,921

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,573	$2,051
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	508	511
Amortization of core deposit intangible	212	80
Accretion of loan discount and deposit premium, net	(312)	(40)
Provision for credit losses	178	93
Deferred income taxes	(10)	(56)
Net realized losses on securities	-	141
Accretion of discount on securities, net of amortization of premiums	11	27
Deferred compensation	29	44
Share-based compensation	49	19
Life insurance income	(60)	(218)
Changes in assets and liabilities:
Cash value of life insurance	(174)	(146)
Accrued interest receivable	4	13
Other assets	1,265	233
Accrued interest payable	(251)	152
Other liabilities	(105)	(136)
Net cash provided by operating activities	4,917	2,768

Cash flows from investing activities
Activity in available for sale securities:
Maturities/calls/paydowns	2,380	4,135
Purchases of restricted equity securities	(959)	(271)
Net increase in loans	(15,560)	(8,964)
Proceeds from life insurance contracts	328	-
Purchases of property and equipment	(1,187)	(722)
Net cash used in investing activities	(14,998)	(5,822)

Cash flows from financing activities
Net increase in deposits	22,155	1,702
Net change in FHLB advances	14,500	5,000
Net change in fed funds purchased	(4,228)	-
Advances on short-term line of credit	2,500	-
Payment on short-term line of credit	(5,000)	-
Repayment of bank term funding program advances	-	(2,500)
Common stock repurchased	-	(230)
Dividends paid	(1,413)	(1,279)
Net cash provided by financing activities	28,514	2,693
Net increase (decrease) in cash and cash equivalents	18,433	(361)

Cash and cash equivalents, beginning	19,451	22,093
Cash and cash equivalents, ending	$37,884	$21,732

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$4,012	$2,967
Taxes paid	$-	$-

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$2,044	$(568)
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$17

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

The consolidated financial statements as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three-months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”) which amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.  The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted.  The Company will apply the amendments prospectively to financial statements issued for reporting periods after the effective date.  The Company does not expect these amendments to have a material effect on its financial statements.

In January 2025, the FASB amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2025, the FASB amended an SEC paragraph in the Accounting Standards Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122. The amendment was effective upon issuance. The Company does not expect this amendment to have a material effect on its financial statements.

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

Credit risk was quantified using a probability of default (“PD”)/loss given default (“LGD”) methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD rates were applied based on FDIC call report code and risk rating category. LGD rates were applied based on FDIC call report code. Other fair value indicators were quantified using a discounted cash flow methodology, utilizing a built-up discount rate that contemplates current index rates adjusted for market assumed premiums. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

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

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the JCB acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2024. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Three Months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Net interest income	$11,532	$10,145
Net income (a)	$3,432	$2,337

Weighted average shares outstanding (b)	5,584,704	5,564,568
Earnings per common share	$0.61	$0.42

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2025 and December 31, 2024 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Available for sale:
U.S. Treasury securities	$2,501	$-	$(4)	$2,497
U.S. Government agencies	25,345	-	(3,244)	22,101
Mortgage-backed securities	62,664	-	(8,285)	54,379
Corporate securities	1,500	-	(2)	1,498
State and municipal securities	46,321	3	(8,316)	38,008
	$138,331	$3	$(19,851)	$118,483
December 31, 2024
Available for sale:
U.S. Treasury securities	$2,502	$-	$(14)	$2,488
U.S. Government agencies	25,309	-	(3,804)	21,505
Mortgage-backed securities	65,080	-	(9,542)	55,538
Corporate securities	1,500	-	(9)	1,491
State and municipal securities	46,331	5	(9,071)	37,265
	$140,722	$5	$(22,440)	$118,287

Restricted equity securities totaled $5.0 million at March 31, 2025 and $4.0 million at December 31, 2024. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available for sale:
U.S. Treasury securities	$-	$-	$2,497	$(4)	$2,497	$(4)
U.S. Government agencies	-	-	22,101	(3,244)	22,101	(3,244)
Mortgage-backed securities	-	-	54,379	(8,285)	54,379	(8,285)
Corporate securities	-	-	1,498	(2)	1,498	(2)
State and municipal securities	594	(6)	36,701	(8,310)	37,295	(8,316)
Total securities available for sale	$594	$(6)	$117,176	$(19,845)	$117,770	$(19,851)

December 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,488	$(14)	2,488	$(14)
U.S. Government agencies	-	-	21,505	(3,804)	21,505	(3,804)
Mortgage-backed securities	-	-	55,538	(9,542)	55,538	(9,542)
Corporate securities	-	-	1,491	(9)	1,491	(9)
State and municipal securities	584	(16)	35,967	(9,055)	36,551	(9,071)
Total securities available for sale	$584	$(16)	$116,989	$(22,424)	$117,573	$(22,440)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At March 31, 2025, 79 investment securities with unrealized losses had depreciated 14.42 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025 and December 31, 2024, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the three-month periods ended March 31, 2025 and 2024, respectively. There were no called securities for the three-month period ended March 31, 2025. Gross proceeds from called securities totaled $2.7 million for three-month period ended March 31, 2024. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the three month period ended March 31, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the three-month periods ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Realized gains	$-	$-
Realized losses	-	(141)
	$-	$(141	)-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at March 31, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$9,200	$9,146
Due after one year through five years	10,823	9,937
Due after five years through ten years	68,372	59,373
Due after ten years	49,936	40,027
	$138,331	$118,483

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $52.5 million and $56.9 million at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at March 31, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	2025	2024

Real Estate Secured:
Construction & development	$68,201	$68,650
Farmland	23,440	24,412
Residential	531,940	518,122
Commercial mortgage	296,813	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,935	61,187
Consumer & other	18,003	18,937
Total loans	1,000,332	984,459
Allowance for credit losses	(8,160)	(8,027)
Loans, net of allowance for credit losses	$992,172	$976,432

Included in total loans above are deferred loan fees of $1.6 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively.  Included in total loans above are deferred loan costs of $5.4 million and $5.2 million, at March 31, 2025 and December 31, 2024, respectively.  Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment.  If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.5 million at March 31, 2025 and $3.4 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of March 31, 2025 and December 31, 2024, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the three months ended March 31, 2025, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended March 31, 2025.

The change in the allowance for credit losses for the three months ended March 31, 2024, was due to the increase in loan volume during for the first three months of 2024 and changes in the Company’s forecast variables during the period ended March 31, 2024.

The following table summarizes the activity related to the allowance for credit losses for the three-month periods ended March 31, 2025 and 2024 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended March 31, 2025

Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027
Charge-offs	-	-	-	-	-	(40)	(40)
Recoveries	-	-	-	1	3	8	12
Provision for (recovery of provision)	(7)	(8)	152	26	12	(14)	161
Balance, March 31, 2025	$1,005	$166	$4,222	$1,968	$519	$280	$8,160

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended March 31, 2024

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Charge-offs	-	-	-	-	(16)	(22)	(38)
Recoveries	-	-	8	1	1	7	17
Provision for (recovery of provision)	(148)	23	78	53	37	4	47
Balance, March 31, 2024	$762	$177	$3,253	$1,956	$446	$171	$6,765

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of March 31, 2025 and December 31, 2024, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2025 and December 31, 2024:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
March 31, 2025
Real Estate Secured:
Construction & development	$68,026	$-	$175	$-	$68,201
Farmland	22,290	109	271	770	23,440
Residential	525,629	542	2,036	3,733	531,940
Commercial mortgage	289,955	3,567	2,991	300	296,813
Non-Real Estate Secured:
Commercial & agricultural	61,759	-	46	130	61,935
Consumer & other	17,646	-	-	357	18,003
Total	$985,305	$4,218	$5,519	$5,290	$1,000,332

December 31, 2024
Real Estate Secured:
Construction & development	$68,459	$-	$175	$16	$68,650
Farmland	23,234	111	272	795	24,412
Residential	511,943	205	2,270	3,704	518,122
Commercial mortgage	286,140	3,548	3,017	446	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,133	-	54	-	61,187
Consumer & other	18,550	-	22	365	18,937
Total	$969,459	$3,864	$5,810	$5,326	$984,459

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	To Term	Total

Construction & development
Pass	$4,186	$29,964	$8,391	$4,486	$5,698	$9,650	$5,651	$-	$68,026
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	175	-	-	-	-	-	175
Substandard	-	-	-	-	-	-	-	-	-
Total construction & development	$4,186	$29,964	$8,566	$4,486	$5,698	$9,650	$5,651	$-	$68,201

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$913	$2,509	$3,488	$1,860	$1,377	$10,706	$1,437	$-	$22,290
Watch	-	-	-	-	-	109	-	-	109
Special Mention	-	-	-	-	-	171	100	-	271
Substandard	-	-	-	-	-	770	-	-	770
Total farmland	$913	$2,509	$3,488	$1,860	$1,377	$11,756	$1,537	$-	$23,440

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$21,483	$61,966	$66,029	$105,099	$56,308	$130,431	$84,313	$-	$525,629
Watch	339	-	-	-	-	203	-	-	542
Special Mention	-	219	-	1,055	234	528	-	-	2,036
Substandard	-	-	867	2,356	-	510	-	-	3,733
Total residential	$21,822	$62,185	$66,896	$108,510	$56,542	$131,672	$84,313	$-	$531,940

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$8,137	$35,106	$46,044	$48,826	$44,087	$100,480	$7,275	$-	$289,955
Watch	-	-	-	-	1,389	2,078	100	-	3,567
Special Mention	-	-	-	2,595	-	396	-	-	2,991
Substandard	-	-	-	-	-	300	-	-	300
Total residential	$8,137	$35,106	$46,044	$51,421	$45,476	$103,254	$7,375	$-	$296,813

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$5,903	$13,527	$11,122	$5,371	$2,441	$2,362	$20,838	$195	$61,759
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	33	-	13	-	-	46
Substandard	-	-	-	-	-	130	-	-	130
Total commercial & agricultural	$5,903	$13,527	$11,122	$5,404	$2,441	$2,505	$20,838	$195	$61,935

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$1,599	$4,125	$2,802	$1,938	$1,450	$2,970	$2,762	$-	$17,646
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	14	-	-	306	37	-	-	357
Total consumer & other	$1,599	$4,139	$2,802	$1,938	$1,756	$3,007	$2,762	$-	$18,003

Current period gross write-offs	$-	$12	$16	$5	$-	$7	$-	$-	$40

Total loans
Pass	$42,221	$147,197	$137,876	$167,580	$111,361	$256,599	$122,276	$195	$985,305
Watch	339	-	-	-	1,389	2,390	100	-	4,218
Special Mention	-	219	175	3,683	234	1,108	100	-	5,519
Substandard	-	14	867	2,356	306	1,747	-	-	5,290
Total loans	$42,560	$147,430	$138,918	$173,619	$113,290	$261,844	$122,476	$195	$1,000,332

Total Current period gross write-offs	$-	$12	$16	$5	$-	$7	$-	$-	$40

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	March 31, 2025
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	64	64
Residential	840	527	1,367
Commercial mortgage	277	23	300
Commercial & agricultural	-	130	130
Consumer & other	-	357	357
Total	$1,117	$1,101	$2,218

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	70	70
Residential	840	848	1,688
Commercial mortgage	293	153	446
Commercial & agricultural	-	-	-
Consumer & other	-	359	359
Total	$1,133	$1,430	$2,563

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans, continued

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three months ended March 31, 2025 and March 31, 2024:

(dollars in thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Construction & development	$-	$-
Farmland	-	-
Residential	-	3
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	-
Total	$1	$3

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of March 31, 2025:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

March 31, 2025
Real Estate Secured:
Construction & development	$-	$-	$-	$-	$68,201	$68,201
Farmland	-	-	-	64	23,376	23,440
Residential	128	-	-	1,367	530,445	531,940
Commercial mortgage	-	-	-	300	296,513	296,813
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	130	61,805	61,935
Consumer & other	13	15	-	357	17,618	18,003
Total	$141	$15	$-	$2,218	$997,958	$1,000,332

The following table presents an aging analysis of past due loans by category as of December 31, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2024
Real Estate Secured:
Construction & development	$134	$-	$-	$-	$68,516	$68,650
Farmland	-	-	-	70	24,342	24,412
Residential	97	116	-	1,688	516,221	518,122
Commercial mortgage	-	-	-	446	292,705	293,151
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	-	61,187	61,187
Consumer & other	46	23	-	359	18,509	18,937
Total	$277	$139	$-	$2,563	$981,480	$984,459

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	3,192	3,105
Commercial mortgage	277	292
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$3,469	$3,397

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of March 31, 2025 and December 31, 2024.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness or interest rate reduction, may be granted.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the three months ended March 31, 2024, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2025 and March 31, 2024:

Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

March 31, 2025
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	-	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Total	$-	$-	$-

March 31, 2024
Construction & development	$-	$-	$-
Farmland	582	-	-
Residential	24	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	393	-	-
Total	$999	$-	$-

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and March 31, 2024:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended March 31, 2025

Balance, December 31, 2024	$371
Provision for credit losses - unfunded commitments	17
Balance, March 31, 2025	$388

For the Three Months Ended March 31, 2024

Balance, December 31, 2023	$402
Provision for credit losses - unfunded commitments	46
Balance, March 31, 2024	$448

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Deposits

The following table presents the composition of deposits at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$155,044	$148,795
Money market	91,432	85,409
Savings	172,302	176,310
Time deposits	345,158	343,771
Total interest-bearing deposits	763,936	754,285
Noninterest-bearing deposits	350,451	337,918
Total deposits	$1,114,387	$1,092,203

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2025 and December 31, 2024 was $107.0 million, and $103.7 million, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the three-month period ended March 31, 2025 and for the year ended December 31, 2024 is as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024

Beginning of year	$7,900	$3,257
Acquired goodwill as a result of JCB merger	-	4,643
Impairment	-	-
End of the period	$7,900	$7,900

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at March 31, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	March 31,	December 31,
	2025	2024

Balance at beginning of year, net of accumulated amortization	$3,815	$917
Core deposit intangible as result of JCB merger	-	3,380
Amortization expense	(212)	(482)
Net book value	$3,603	$3,815

Aggregate amortization expense was $212 thousand and $80 thousand for the three-month periods ended March 31, 2025 and 2024, respectively.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Goodwill and Intangible Assets, continued

Intangible Assets, continued

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Nine months ending December 31, 2025	$559
For the year ending December 31, 2026	647
For the year ending December 31, 2027	565
For the year ending December 31, 2028	484
For the year ending December 31, 2029	406
Thereafter	942
Total	$3,603

Note 8. Short-Term Borrowings

At March 31, 2025, the Bank had a $23.5 million FHLB advance outstanding at a rate of 4.42%, with a maturity date of April 10, 2025, that was classified as short-term. Also at March 31, 2025, the Bank had a $11.0 million FHLB advance outstanding at a rate of 4.43%, with a maturity date of May 27, 2025, that was classified as short-term.

At December 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at December 31, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 4.68%, with a maturity date of January 9, 2025, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At March 31, 2025, $2.5 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

At March 31, 2025, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. At March 31, 2025 and December 31, 2024, the Bank had $26 thousand and $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $269.9 million from the FHLB, subject to the pledging of collateral.

Note 9. Long-Term Borrowings

At March 31, 2025 and December 31, 2024, neither the Company nor the Bank had no borrowings outstanding classified as long-term.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024

Commitments to extend credit	$220,416	$210,610
Standby letters of credit	618	1,398
	$221,034	$212,008

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of March 31, 2025 and December 31, 2024, was measured using an exit price notion.

			Fair Value Measurements
			Quoted Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
(dollars in thousands)	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025

Financial Instruments – Assets
Net Loans	$992,172	$962,459	$-	$-	$962,459

Financial Instruments – Liabilities
Time Deposits	345,158	342,482	-	342,482	-
FHLB Advances	34,500	34,497	-	34,497	-

December 31, 2024

Financial Instruments – Assets
Net Loans	$976,432	$944,633	$-	$-	$944,633

Financial Instruments – Liabilities
Time Deposits	343,771	342,239	-	342,239	-
FHLB Advances	20,000	19,998	-	19,998	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at March 31, 2025 and December 31, 2024.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2025
Investment securities available for sale
U.S. Treasury securities	$2,497	$-	$2,497	$-
U.S. Government agencies	22,101	-	22,101	-
Mortgage-backed securities	54,379	-	54,379	-
Corporate securities	1,498	-	1,498	-
State and municipal securities	38,008	-	38,008	-
Total assets at fair value	$118,483	$-	$118,483	$-

December 31, 2024
Investment securities available for sale
U.S. Treasury securities	$2,488	$-	$2,488	$-
U.S. Government agencies	21,505	-	21,505	-
Mortgage-backed securities	55,538	-	55,538	-
Corporate securities	1,491	-	1,491	-
State and municipal securities	37,265	-	37,265	-
Total assets at fair value	$118,287	$-	$118,287	$-

No liabilities were recorded at fair value on a recurring basis as of March 31, 2025 or December 31, 2024. There were no transfers between levels during the three-month period ended March 31, 2025 and the year ended December 31, 2024.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2025
Individually evaluated loans	$4,704	$-	-	$4,704
Other real estate owned	140	$-	-	140
Total assets at fair value	$4,844	$-	$-	$4,844

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Individually evaluated loans	$4,626	$-	-	$4,626
Other real estate owned	140	$-	-	140
Total assets at fair value	$4,766	$-	$-	$4,766

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$4,704	$4,626	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	-	10%

Other Real Estate Owned	$140	$140	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	-	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2025 and December 31, 2024, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Capital (to risk weighted assets)	$108,130	11.09%	$77,997	8.00%	$97,496	10.00%
Tier 1 Capital (to risk weighted assets)	$99,713	10.23%	$58,498	6.00%	$77,997	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,713	10.23%	$43,873	4.50%	$63,373	6.50%
Tier 1 Capital (to average total assets)	$99,713	8.01%	$49,772	4.00%	$62,215	5.00%

December 31, 2024
Total Capital (to risk weighted assets)	$107,941	11.19%	$77,199	8.00%	$96,499	10.00%
Tier 1 Capital (to risk weighted assets)	$99,740	10.34%	$57,900	6.00%	$77,199	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,740	10.34%	$43,425	4.50%	$62,725	6.50%
Tier 1 Capital (to average total assets)	$99,740	8.17%	$48,838	4.00%	$61,047	5.00%

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)) framework. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their March 31, 2025 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As discussed in Note 1 in the Notes to Consolidated Financial Statements above, the Company and JCB merged on September 1, 2024, with the Company as the surviving corporation.  For accounting purposes, the Company is considered the acquiror and JCB is considered the acquiree in the transaction. As such, all information contained herein as of and for periods prior to September 1, 2024, reflects the operations of the Company prior to the merger.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for credit losses and asset impairment judgments, see Note 1 in the Notes to Consolidated Financial Statements above, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Executive Summary

●

In connection with the acquisition of JCB, effective September 1, 2024, the Company acquired $154.1 million in assets at fair value, including $87.2 million in loans. The Company also assumed $133.8 million of liabilities at fair value, including $125.3 million of total deposits with a core deposit intangible asset recorded of $3.4 million, and goodwill of $4.6 million.

●	Net income was $3.6 million, or $0.64 per share, for the first quarter of 2025, compared to $2.1 million, or $0.37 per share, for the first quarter of 2024.
●	Net interest margin (“NIM”) was 4.15% for the first quarter of 2025, compared to 4.10% in the fourth quarter of 2024, and 3.64% in the first quarter of 2024.
●	Total assets increased in the first quarter of 2025 by $33.9 million, or 2.78%, to $1.25 billion at March 31, 2025 from $1.22 billion at December 31, 2024.
●

Net loans were $992.2 million at March 31, 2025, an increase of $15.8 million, or 1.61%, when compared to $976.4 million at December 31, 2024. Core loan growth during the first quarter was at an annualized rate of 6.60%.

●	Total deposits were $1.11 billion at March 31, 2025, an increase of $22.2 million, or 2.03%, from $1.09 billion at December 31, 2024.
●

First quarter 2025 earnings represented an annualized return on average assets (“ROAA”) of 1.17% and an annualized return on average equity (“ROAE”) of 15.85%, compared to 0.79% and 9.94%, respectively, for the same period last year.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended March 31, 2025 and 2024

Net interest income after provision for credit losses in the first quarter of 2025 was $11.5 million, compared to $8.8 million in the first quarter of 2024, reflecting an increase in the provision for credit losses of $85 thousand in the quarterly comparison. Total interest income was $15.5 million in the first quarter of 2025, representing an increase of $3.5 million in comparison to the $12.0 million in the first quarter of 2024. Interest income on loans increased in the quarterly comparison by $3.6 million, primarily due to organic loan growth, and the addition of loan balances from the JCB acquisition. Management anticipates that this loan growth will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits increased by $653 thousand in the quarterly comparison, as a result of rate increases on deposit offerings, and the additional interest-bearing deposits from the JCB acquisition. Management anticipates that interest expense on deposits could increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits. Interest on borrowings decreased by $11 thousand.

First quarter 2025 noninterest income was $1.8 million compared with $1.7 million in the first quarter of 2024. Included in noninterest income for the first quarter of 2025 was $60 thousand from life insurance contracts. Included in noninterest income for the first quarter of 2024 was $218 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Excluding these items, noninterest income increased by $104 thousand in the quarter over quarter comparison, primarily as a result of an increase in service charges of $100 thousand.

Noninterest expense in the first quarter of 2025 was $8.9 million compared with $8.0 million in the first quarter of 2024, an increase of $887 thousand, or 11.12%. Salary and benefits increased by $179 thousand in the quarterly comparison due to personnel additions and routine salary adjustments, as well as increased benefit costs. Occupancy and equipment expenses increased by $68 thousand, and data processing increased by $199 thousand in the quarterly comparisons primarily due the JCB acquisition. FDIC assessments increased by $102 thousand due to increased deposit levels from the JCB acquisition and organic deposit growth. Core deposit intangible amortization increased by $132 thousand in the quarterly comparison as a result of the JCB acquisition.

Income tax expense increased by $449 thousand in the quarter-to-quarter comparison, primarily due to an increase in net income before taxes of $2.0 million in the quarterly comparison.

Financial Condition

Total assets increased in the first quarter of 2025 by $33.9 million, or 2.78%, to $1.25 billion at March 31, 2025, from $1.22 billion at December 31, 2024. The increase in total assets during the quarter can be primarily attributed to the loan growth of $15.9 million and deposit growth of $22.2 million during the quarter.

Total loans increased during the first quarter by $15.9 million, or 1.61%, to $1.0 billion at March 31, 2025 from $984.5 million at December 31, 2024. Core loan growth during the first quarter was at an annualized rate of 6.60%.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.22% at March 31, 2025 compared to 0.26% at December 31, 2024. The allowance for credit losses remained comparable at approximately 0.82% of total loans as of March 31, 2025 and December 31, 2024, respectively.

Investment securities increased by $196 thousand during the first quarter to $118.5 million at March 31, 2025 from $118.3 million at December 31, 2024. The increase in the first quarter of 2025 was the result of a $2.6 million decrease in unrealized losses on investment securities and paydowns of $2.4 million.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, continued

Total deposits increased in the first quarter of 2025 by $22.2 million, or 2.03%, to $1.11 billion at March 31, 2025 from $1.09 billion at December 31, 2024. Noninterest-bearing deposits increased by $12.5 million and interest-bearing deposits increased by $9.7 million during the quarter. Lower cost interest-bearing deposits increased by $8.3 million during the quarter, and time deposits increased by $1.4 million.

Stockholders’ equity increased by $4.2 million, or 4.80%, to $92.9 million at March 31, 2025, from $88.7 million at December 31, 2024. The change during the quarter was due to earnings of $3.6 million, less dividends paid of $1.4 million, and $2.0 million in other comprehensive income. Book value increased from $15.69 per share at December 31, 2024 to $16.44 per share at March 31, 2025.

Commercial Real Estate Loans

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of March 31, 2025 approximately 40.73% of our commercial mortgage loans are owner occupied and 59.27% are non-owner occupied.

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

Commercial Real Estate Loans, continued

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of March 31, 2025, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$36,158	$37,948	$74,106	24.97%
Hotel	-	54,675	54,675	18.42%
Retail	15,857	21,858	37,715	12.71%
Warehouse	25,647	10,299	35,946	12.11%
Industrial	10,905	5,022	15,927	5.37%
Restaurants	10,241	4,838	15,079	5.08%
Mini-storage	926	12,455	13,381	4.51%
Churches	8,228	744	8,972	3.02%
Assisted living	1,192	7,246	8,438	2.84%
Other	11,741	20,833	32,574	10.97%
Total	$120,895	$175,918	$296,813	100.00%

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024

Allowance for credit losses	$8,160	$8,027
Total loans	$1,000,332	$984,459
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$2,218	$2,563
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	2,218	2,563
Other real estate owned	140	140
Total nonperforming assets	$2,358	$2,703

Total nonperforming loans as a percentage to total loans	0.22%	0.26%
Total allowance for credit losses to nonperforming loans	367.90%	313.19%
Total nonperforming assets as a percentage to total assets	0.19%	0.22%
Total nonaccrual loans as a percentage to total loans	0.22%	0.26%
Total allowance for credit losses to nonaccrual loans	367.90%	313.19%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Total nonperforming loans were 0.22% and 0.26% of total outstanding loans as of March 31, 2025 and December 31, 2024, respectively. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of March 31, 2025, loans past due 30-89 days and still accruing totaled $156 thousand compared to $416 thousand at December 31, 2024.

As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at March 31, 2025 and December 31, 2024, respectively. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in this Quarterly Report on Form 10-Q.

As of March 31, 2025 and December 31, 2024, respectively, we had loans with a current principal balance of $9.7 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of March 31, 2025 and December 31, 2024, respectively, potential problem loans classified as “Substandard” totaled $5.3 million. As of March 31, 2025 and December 31, 2024, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at March 31, 2025 and December 31, 2024, respectively. The allocation of the allowance for credit losses as of March 31, 2025 and December 31, 2024 is as follows:

(dollars in thousands)	March 31, 2025			December 31, 2024
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$1,005	1.47%	6.82%	$1,012	1.47%	6.97%
Farmland	166	0.71%	2.34%	174	0.71%	2.48%
Residential	4,222	0.79%	53.18%	4,070	0.79%	52.63%
Commercial mortgage	1,968	0.66%	29.67%	1,941	0.66%	29.78%
Commercial & agriculture	519	0.84%	6.19%	504	0.82%	6.22%
Consumer and other	280	1.56%	1.80%	326	1.72%	1.92%
Total	$8,160	0.82%	100.00%	$8,027	0.82%	100.00%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the three months ended March 31, 2025 and 2024, and the year ended December 31, 2024.

	Three months ended March 31, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$68,673	0.00%
Farmland	-	24,013	0.00%
Residential	-	526,933	0.00%
Commercial mortgage	1	296,050	0.00%
Commercial & agriculture	3	61,784	0.00%
Consumer & other	(32)	18,537	(0.17%)
Total	$(28)	$995,990	0.00%

	Three months ended March 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$52,093	0.00%
Farmland	-	24,927	0.00%
Residential	8	405,037	0.00%
Commercial mortgage	1	272,547	0.00%
Commercial & agriculture	(15)	48,900	(0.03%)
Consumer & other	(15)	17,217	(0.09%)
Total	$(21)	$820,721	0.00%

	Year ended December 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$57,397	0.00%
Farmland	-	24,468	0.00%
Residential	14	446,612	0.00%
Commercial mortgage	4	275,560	0.00%
Commercial & agriculture	13	53,491	0.02%
Consumer & other	(87)	16,821	(0.52%)
Total	$(56)	$874,349	(0.01%)

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Unsecured federal fund lines available from correspondent banks totaled $73.0 million at March 31, 2025.  At March 31, 2025 and December 31, 2024, the Bank had $26 thousand and $4.3 million outstanding under these lines of credit.  In addition, the Bank has the ability to borrow up to approximately $269.9 million from the FHLB, subject to the pledging of collateral.

At March 31, 2025, the Bank had short-term FHLB advances of $34.5 million. At December 31, 2024, the Bank had short-term FHLB advances of $20.0 million.

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

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At March 31, 2025, $2.5 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.3% and 7.7% for the periods ended March 31, 2025 and December 31, 2024, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At March 31, 2025, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At March 31, 2025, the Company’s equity to asset ratio was 7.42% and the Bank’s capital was in excess of regulatory requirements as discussed above.  The Company will continue to monitor economic conditions in determining future cash dividends and any requirements for additional capital each quarter.  The Company declared and paid dividends of $1.4 million during the first three months of 2025.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to:  changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder;  monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; interest rates; inflation; the economic impact of duties, tariffs or other barriers or restrictions on trade, and any retaliatory counter measures, and the volatility and uncertainty arising therefrom; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; the ability to maintain secondary funding sources; liquidity; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines; disruptions to customer and employee relationships and business operations caused by the Johnson County Bank acquisition; the ability to achieve the cost savings and synergies contemplated by the acquisition within the expected timeframe, or at all; and other factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

In connection with the information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchase of its common stock during the first quarter of 2025.

	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 1/1 through 1/31	-	$-	-	-
Purchased 2/1 through 2/28	-	$-	-	-
Purchased 3/1 through 3/31	-	$-	-	-
Total during first quarter 2025	-	$-	-

(1)

The Board of Directors (“Board”) of the Company established a stock repurchase plan that was most recently authorized in January 2023 for the purchase of up to 91,325 shares then-remaining in the plan until January 2025, at which time the plan expired without extension.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Part II.  Other Information

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Skyline Bankshares, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025, and incorporated herein by reference).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Skyline Bankshares, Inc.

Date: May 15, 2025	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer