Form 10-Q
period 2025-06-30
Skyline Bankshares, Inc.
filed 2025-08-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333- 209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

101 Jacksonville Circle
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,651,704 shares of Common Stock, no par value per share, outstanding as of August 13, 2025.

Part I. Financial Information

Item 1. Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

	June 30,	December 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$21,420	$17,889
Interest-bearing deposits with banks	22,738	1,562
Federal funds sold	516	-
Total cash and cash equivalents	44,674	19,451
Investment securities available for sale	114,460	118,287
Restricted equity securities	5,139	4,034
Loans	1,027,533	984,459
Allowance for credit losses	(8,374)	(8,027)
Net loans	1,019,159	976,432
Cash value of life insurance	26,829	26,743
Other real estate owned	-	140
Properties and equipment, net	37,190	34,663
Accrued interest receivable	4,234	4,013
Core deposit intangible	3,395	3,815
Goodwill	7,900	7,900
Deferred tax assets, net	4,680	5,593
Other assets	15,188	16,528
	$1,282,848	$1,217,599

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$352,550	$337,918
Interest-bearing	787,449	754,285
Total deposits	1,139,999	1,092,203

Borrowings	37,500	25,000
Fed funds purchased	-	4,254
Accrued interest payable	614	950
Other liabilities	6,883	6,524
	1,184,996	1,128,931

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,651,704 and 5,651,704 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Surplus	33,607	33,507
Retained earnings	79,675	73,714
Accumulated other comprehensive loss	(15,430)	(18,553)
	97,852	88,668
	$1,282,848	$1,217,599

See Notes to Consolidated Financial Statements

.

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except share amounts)	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$15,367	$11,527	$30,088	$22,674
Interest-bearing deposits in banks	126	84	173	148
Federal funds sold	5	4	7	8
Interest on taxable securities	604	660	1,237	1,345
Interest on nontaxable securities	49	48	98	97
Dividends	113	77	145	114
	16,264	12,400	31,748	24,386
Interest expense
Deposits	3,441	2,960	6,776	5,642
Interest on borrowings	363	337	789	774
	3,804	3,297	7,565	6,416
Net interest income	12,460	9,103	24,183	17,970

Provision for credit losses	284	71	462	164
Net interest income after
Provision for credit losses	12,176	9,032	23,721	17,806

Noninterest income
Service charges on deposit accounts	606	544	1,190	1,095
Other service charges and fees	1,016	909	1,932	1,758
Net realized losses on securities	-	-	-	(141)
Mortgage origination fees	82	46	117	101
Increase in cash value of life insurance	180	151	354	297
Life insurance income	-	3	60	221
Other income	17	17	34	38
	1,901	1,670	3,687	3,369
Noninterest expenses
Salaries and employee benefits	4,850	4,348	9,350	8,669
Occupancy and equipment	1,405	1,393	2,884	2,804
Data processing expense	873	686	1,721	1,335
FDIC Assessments	238	144	484	288
Advertising	250	240	494	457
Bank franchise tax	132	99	264	198
Director fees	102	68	195	126
Professional fees	248	171	550	392
Telephone expense	118	129	242	236
Core deposit intangible amortization	208	79	420	159
Merger related expenses	-	357	-	357
Other expense	796	668	1,479	1,337
	9,220	8,382	18,083	16,358
Net income before income taxes	4,857	2,320	9,325	4,817

Income tax expense	1,056	506	1,951	952
Net income	$3,801	$1,814	$7,374	$3,865

Net income per share	$0.68	$0.33	$1.32	$0.70
Weighted average shares outstanding	5,584,704	5,553,579	5,584,704	5,559,074
Dividends declared per share	$0.00	$0.00	$0.25	$0.23

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30,, 2025 and 2024

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)

Net income	$7,374	$3,865

Other comprehensive income (loss)

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	11	-
Tax benefit	(2)	-

Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	3,941	(1,174)
Tax (expense) benefit	(827)	247
Reclassification of net realized losses during the period	-	141
Tax benefit	-	(30)

Total other comprehensive income (loss)	3,123	(816)
Total comprehensive income	$10,497	$3,049

	Three Months Ended
	June 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)

Net Income	$3,801	$1,814

Other comprehensive income (loss)

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	11	-
Tax benefit	(2)	-

Unrealized losses on investment securities available for sale:
Unrealized gains (losses) arising during the period	1,354	(315)
Tax expense (benefit)	(284)	67

Total other comprehensive income (loss)	1,079	(248)
Total comprehensive income	$4,880	$1,566

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six and Three Months ended June 30, 2025 and 2024 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

Net income	-	-	-	1,814	-	1,814
Other comprehensive loss	-	-	-	-	(248)	(248)
Share-based compensation	-	-	68	-	-	68

Balance, June 30, 2024	5,629,204	$-	$33,213	$71,452	$(20,156)	$84,509

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

Net income	-	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	-	2,044	2,044
Dividends paid ($0.25 per share)	-	-	-	(1,413)	-	(1,413)
Share-based compensation	-	-	49	-	-	49

Balance, March 31, 2025	5,651,704	$-	$33,556	$75,874	$(16,509)	$92,921

Net income	-	-	-	3,801	-	3,801
Other comprehensive income	-	-	-	-	1,079	1,079
Share-based compensation	-	-	51	-	-	51

Balance, June 30, 2025	5,651,704	$-	$33,607	$79,675	$(15,430)	$97,852

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2025 and 2024

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,374	$3,865
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,005	1,036
Amortization of core deposit intangible	420	159
Accretion of loan discount and deposit premium, net	(513)	(77)
Provision for credit losses	462	164
Deferred income taxes	83	(22)
Net realized losses on securities	-	141
Accretion of discount on securities, net of amortization of premiums	17	42
Deferred compensation	59	89
Share-based compensation	100	87
Loss on sale of other real estate owned	27	-
Life insurance income	(60)	(221)
Changes in assets and liabilities:
Cash value of life insurance	(354)	(297)
Accrued interest receivable	(221)	(213)
Other assets	1,351	(274)
Accrued interest payable	(336)	124
Other liabilities	199	(107)
Net cash provided by operating activities	9,613	4,496

Cash flows from investing activities
Activity in available for sale securities:
Maturities/calls/paydowns	7,752	5,479
Purchases of restricted equity securities	(1,105)	(34)
Net increase in loans	(42,530)	(15,884)
Proceeds from life insurance contracts	328	730
Proceeds from sale of other real estate owned	113	-
Purchases of property and equipment	(3,532)	(1,785)
Net cash used in investing activities	(38,974)	(11,494)

Cash flows from financing activities
Net increase in deposits	47,751	19,370
Net change in FHLB advances	16,000	-
Net change in fed funds purchased	(4,254)	-
Advances on short-term line of credit	4,000	-
Payment on short-term line of credit	(7,500)	-
Repayment of bank term funding program advances	-	(2,500)
Common stock repurchased	-	(230)
Dividends paid	(1,413)	(1,279)
Net cash provided by financing activities	54,584	15,361
Net increase in cash and cash equivalents	25,223	8,363

Cash and cash equivalents, beginning	19,451	22,093
Cash and cash equivalents, ending	$44,674	$30,456

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2025 and 2024

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$7,901	$6,292
Taxes paid	$981	$757

Supplemental disclosure of noncash transactions
Effect on equity of change in net unrealized gain (loss) on available for sale securities	$3,114	$(816)
Unrealized holding gains on cash flow hedge	$9	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$17

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

The consolidated financial statements as of June 30, 2025 and for the three and six-month periods ended June 30, 2025 and 2024 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six-months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Derivative Instruments and Hedging Activities

The Company follows ASC Topic 815, Derivatives and Hedging, with regard to disclosure requirements for derivatives and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Qualitative disclosures explain the Company’s objectives and strategies for using derivatives, and quantitative disclosures are made regarding the fair value of, and gains and losses on, derivative instruments, and about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company reports all derivatives on its balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with 1) the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or 2) the earnings effect of the hedged forecasted transactions in a cash flow hedge.  See additional discussion of interest rate swap contracts in Note 10 to the consolidated financial statements.

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

Supplemental Pro Forma Information (dollars in thousands except per share data)

The table below presents supplemental pro forma information as if the JCB acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2024. Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. Pre-tax merger-related costs of $357 thousand included in the Company’s consolidated statements of operations for the six months and three months ended June 30, 2024 and are not included in the pro forma statements below.

	Six Months ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net interest income	$23,887	$20,690
Net income (a)	$7,158	$4,418

Weighted average shares outstanding (b)	5,584,704	5,559,074
Earnings per common share	$1.28	$0.79

	Three Months ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net interest income	$12,355	$10,545
Net income (a)	$3,727	$2,081

Weighted average shares outstanding (b)	5,584,704	5,553,579
Earnings per common share	$0.67	$0.37

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2025 and December 31, 2024 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Available for sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agencies	25,382	-	(2,938)	22,444
Mortgage-backed securities	61,280	-	(7,633)	53,647
Corporate securities	-	-	-	-
State and municipal securities	46,292	3	(7,926)	38,369
	$132,954	$3	$(18,497)	$114,460
December 31, 2024
Available for sale:
U.S. Treasury securities	$2,502	$-	$(14)	$2,488
U.S. Government agencies	25,309	-	(3,804)	21,505
Mortgage-backed securities	65,080	-	(9,542)	55,538
Corporate securities	1,500	-	(9)	1,491
State and municipal securities	46,331	5	(9,071)	37,265
	$140,722	$5	$(22,440)	$118,287

Restricted equity securities totaled $5.1 million at June 30, 2025 and $4.0 million at December 31, 2024. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables detail unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available for sale:
U.S. Government agencies	$-	$-	$22,444	$(2,938)	$22,444	$(2,938)
Mortgage-backed securities	-	-	53,647	(7,633)	53,647	(7,633)
State and municipal securities	600	-	37,055	(7,926)	37,655	(7,926)
Total securities available for sale	$600	$-	$113,146	$(18,497)	$113,746	$(18,497)

December 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,488	$(14)	2,488	$(14)
U.S. Government agencies	-	-	21,505	(3,804)	21,505	(3,804)
Mortgage-backed securities	-	-	55,538	(9,542)	55,538	(9,542)
Corporate securities	-	-	1,491	(9)	1,491	(9)
State and municipal securities	584	(16)	35,967	(9,055)	36,551	(9,071)
Total securities available for sale	$584	$(16)	$116,989	$(22,424)	$117,573	$(22,440)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At June 30, 2025, 77 investment securities with unrealized losses had depreciated 13.99 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2025 and December 31, 2024, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the six-month periods ended June 30, 2025 and 2024, respectively. Gross proceeds from called securities totaled $19 thousand and $2.7 million for the six-month periods ended June 30, 2025 and 2024. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the six-month period ended June 30, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the six and three-month periods ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Realized gains	$-	$-	$-	$-
Realized losses	-	(141)	-	-
	$-	$(141)	$-	$-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at June 30, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,226	$5,189
Due after one year through five years	10,714	9,947
Due after five years through ten years	68,043	59,892
Due after ten years	48,971	39,432
	$132,954	$114,460

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $51.9 million and $56.9 million at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	2025	2024

Real Estate Secured:
Construction & development	$68,029	$68,650
Farmland	23,194	24,412
Residential	557,094	518,122
Commercial mortgage	294,628	293,151
Non-Real Estate Secured:
Commercial & agricultural	65,722	61,187
Consumer & other	18,866	18,937
Total loans	1,027,533	984,459
Allowance for credit losses	(8,374)	(8,027)
Loans, net of allowance for credit losses	$1,019,159	$976,432

Included in total loans above are deferred loan fees of $1.6 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively. Included in total loans above are deferred loan costs of $5.6 million and $5.2 million, at June 30, 2025 and December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.7 million at June 30, 2025 and $3.4 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of June 30, 2025 and December 31, 2024, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the three and six months ended June 30, 2025, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended June 30, 2025.

The change in the allowance for credit losses for the three and six months ended June 30, 2024, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended June 30, 2024.

The following table summarizes the activity related to the allowance for credit losses for the three month and six-month periods ended June 30, 2025 and 2024 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2025

Balance, March 31, 2025	$1,005	$166	$4,222	$1,968	$519	$280	$8,160
Charge-offs	-	-	(1)	-	-	(30)	(31)
Recoveries	-	-	2	1	25	17	45
Provision for (recovery of provision)	31	7	24	72	14	52	200
Balance, June 30, 2025	$1,036	$173	$4,247	$2,041	$558	$319	$8,374

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2024

Balance, March 31, 2024	$762	$177	$3,253	$1,956	$446	$171	$6,765
Charge-offs	-	-	-	-	-	(33)	(33)
Recoveries	-	-	1	1	1	5	8
Provision for (recovery of provision)	29	4	95	(20)	8	14	130
Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2025

Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027
Charge-offs	-	-	(1)	-	-	(70)	(71)
Recoveries	-	-	2	2	28	25	57
Provision for (recovery of provision)	24	(1)	176	98	26	38	361
Balance, June 30, 2025	$1,036	$173	$4,247	$2,041	$558	$319	$8,374

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2024

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Charge-offs	-	-	-	-	(16)	(55)	(71)
Recoveries	-	-	9	2	2	12	25
Provision for (recovery of provision)	(119)	27	173	33	45	18	177
Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of June 30, 2025 and December 31, 2024, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2025 and December 31, 2024:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
June 30, 2025
Real Estate Secured:
Construction & development	$68,029	$-	$-	$-	$68,029
Farmland	22,181	108	269	636	23,194
Residential	547,783	301	3,495	5,515	557,094
Commercial mortgage	287,711	3,665	2,964	288	294,628
Non-Real Estate Secured:
Commercial & agricultural	65,497	-	43	182	65,722
Consumer & other	18,524	-	-	342	18,866
Total	$1,009,725	$4,074	$6,771	$6,963	$1,027,533

December 31, 2024
Real Estate Secured:
Construction & development	$68,459	$-	$175	$16	$68,650
Farmland	23,234	111	272	795	24,412
Residential	511,943	205	2,270	3,704	518,122
Commercial mortgage	286,140	3,548	3,017	446	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,133	-	54	-	61,187
Consumer & other	18,550	-	22	365	18,937
Total	$969,459	$3,864	$5,810	$5,326	$984,459

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	To Term	Total

Construction & development
Pass	$10,548	$24,707	$7,738	$5,079	$5,476	$8,765	$5,716	$-	$68,029
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction & development	$10,548	$24,707	$7,738	$5,079	$5,476	$8,765	$5,716	$-	$68,029

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$932	$2,869	$3,459	$1,768	$1,257	$9,650	$2,246	$-	$22,181
Watch	-	-	-	-	-	108	-	-	108
Special Mention	-	-	-	-	-	171	98	-	269
Substandard	-	-	-	-	-	636	-	-	636
Total farmland	$932	$2,869	$3,459	$1,768	$1,257	$10,565	$2,344	$-	$23,194

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$47,251	$63,609	$63,803	$102,902	$55,563	$125,362	$89,129	$164	$547,783
Watch	100	-	-	-	-	201	-	-	301
Special Mention	-	219	-	904	229	2,143	-	-	3,495
Substandard	-	-	867	2,346	-	502	1,800	-	5,515
Total residential	$47,351	$63,828	$64,670	$106,152	$55,792	$128,208	$90,929	$164	$557,094

Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Commercial mortgage
Pass	$17,088	$33,801	$39,284	$49,558	$43,057	$95,409	$9,343	$171	$287,711
Watch	-	-	-	-	1,382	2,183	100	-	3,665
Special Mention	-	-	-	2,573	-	391	-	-	2,964
Substandard	-	-	-	-	-	288	-	-	288
Total residential	$17,088	$33,801	$39,284	$52,131	$44,439	$98,271	$9,443	$171	$294,628

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$11,190	$12,047	$10,470	$4,930	$1,991	$2,151	$22,375	$343	$65,497
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	31	-	12	-	-	43
Substandard	-	51	-	-	-	131	-	-	182
Total commercial & agricultural	$11,190	$12,098	$10,470	$4,961	$1,991	$2,294	$22,375	$343	$65,722

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$4,301	$3,290	$2,366	$1,715	$1,332	$2,743	$2,777	$-	$18,524
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	8	-	-	297	37	-	-	342
Total consumer & other	$4,301	$3,298	$2,366	$1,715	$1,629	$2,780	$2,777	$-	$18,866

Current period gross write-offs	$2	$27	$20	$7	$3	$11	$-	$-	$70

Total loans
Pass	$91,310	$140,323	$127,120	$165,952	$108,676	$244,080	$131,586	$678	$1,009,725
Watch	100	-	-	-	1,382	2,492	100	-	4,074
Special Mention	-	219	-	3,508	229	2,717	98	-	6,771
Substandard	-	59	867	2,346	297	1,594	1,800	-	6,963
Total loans	$91,410	$140,601	$127,987	$171,806	$110,584	$250,883	$133,584	$678	$1,027,533

Total Current period gross write-offs	$2	$27	$20	$7	$3	$12	$-	$-	$71

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	June 30, 2025
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	63	63
Residential	840	389	1,229
Commercial mortgage	265	23	288
Commercial & agricultural	-	130	130
Consumer & other	-	342	342
Total	$1,105	$947	$2,052

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	70	70
Residential	840	848	1,688
Commercial mortgage	293	153	446
Commercial & agricultural	-	-	-
Consumer & other	-	359	359
Total	$1,133	$1,430	$2,563

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans, continued

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three and six months ended June 30, 2025 and June 30, 2024:

(dollars in thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Construction & development	$-	$-
Farmland	-	-
Residential	-	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	-	-
Total	$-	$-

(dollars in thousands)	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Construction & development	$-	$-
Farmland	-	-
Residential	-	3
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	-
Total	$1	$3

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of June 30, 2025:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

June 30, 2025
Real Estate Secured:
Construction & development	$-	$-	$-	$-	$68,029	$68,029
Farmland	-	-	-	63	23,131	23,194
Residential	282	71	-	1,229	555,512	557,094
Commercial mortgage	-	-	-	288	294,340	294,628
Non-Real Estate Secured:
Commercial & agricultural	36	-	-	130	65,556	65,722
Consumer & other	9	15	-	342	18,500	18,866
Total	$327	$86	$-	$2,052	$1,025,068	$1,027,533

The following table presents an aging analysis of past due loans by category as of December 31, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2024
Real Estate Secured:
Construction & development	$134	$-	$-	$-	$68,516	$68,650
Farmland	-	-	-	70	24,342	24,412
Residential	97	116	-	1,688	516,221	518,122
Commercial mortgage	-	-	-	446	292,705	293,151
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	-	61,187	61,187
Consumer & other	46	23	-	359	18,509	18,937
Total	$277	$139	$-	$2,563	$981,480	$984,459

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	4,982	3,105
Commercial mortgage	266	292
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$5,248	$3,397

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of June 30, 2025 and December 31, 2024.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2024. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the six months ended June 30, 2024, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2025 and June 30, 2024:

Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

June 30, 2025
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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2025 and June 30, 2024:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended June 30, 2025

Balance, March 31, 2025	$388
Provision for credit losses - unfunded commitments	84
Balance, June 30, 2025	$472

For the Three Months Ended June 30, 2024

Balance, March 31, 2024	$448
(Recovery of) provision for credit losses - unfunded commitments	(59)
Balance, June 30, 2024	$389

For the Six Months Ended June 30, 2025

Balance, December 31, 2024	$371
Provision for credit losses - unfunded commitments	101
Balance, June 30, 2025	$472

For the Six Months Ended June 30, 2024

Balance, December 31, 2023	$402
(Recovery of) provision for credit losses - unfunded commitments	(13)
Balance, June 30, 2024	$389

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Deposits

The following table presents the composition of deposits at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$156,707	$148,795
Money market	93,548	85,409
Savings	172,362	176,310
Time deposits	364,832	343,771
Total interest-bearing deposits	787,449	754,285
Noninterest-bearing deposits	352,550	337,918
Total deposits	$1,139,999	$1,092,203

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2025 and December 31, 2024 was $121.5 million, and $103.7 million, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

An analysis of goodwill during the six-month period ended June 30, 2025 and for the year ended December 31, 2024 is as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024

Beginning of year	$7,900	$3,257
Acquired goodwill as a result of JCB merger	-	4,643
Impairment	-	-
End of the period	$7,900	$7,900

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024

Balance at beginning of year, net of accumulated amortization	$3,815	$917
Core deposit intangible as result of JCB merger	-	3,380
Amortization expense	(420)	(482)
Net book value	$3,395	$3,815

Aggregate amortization expense was $420 thousand and $159 thousand for the six-month periods ended June 30, 2025 and 2024, respectively. Aggregate amortization expense was $208 thousand and $79 thousand for the three-month periods ended June 30, 2025 and 2024, respectively.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Goodwill and Intangible Assets, continued

Intangible Assets, continued

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Six months ending December 31, 2025	$351
For the year ending December 31, 2026	647
For the year ending December 31, 2027	565
For the year ending December 31, 2028	484
For the year ending December 31, 2029	406
Thereafter	942
Total	$3,395

Note 8. Short-Term Borrowings

At June 30, 2025, the Bank had a $25.0 million FHLB advance outstanding at a rate of 4.39%, with a maturity date of July 10, 2025, that was classified as short-term. Also at June 30, 2025, the Bank had a $11.0 million FHLB advance outstanding at a rate of 4.36%, with a maturity date of July 25, 2025, that was classified as short-term.

At December 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at December 31, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 4.68%, with a maturity date of January 9, 2025, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At June 30, 2025, $1.5 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

At June 30, 2025, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. There was nothing outstanding under these lines of credit as of June 30, 2025. At December 31, 2024, the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $276.8 million from the FHLB, subject to the pledging of collateral.

Note 9. Long-Term Borrowings

At June 30, 2025 and December 31, 2024, neither the Company nor the Bank had no borrowings outstanding classified as long-term.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Interest Rate Swap Contracts

On April 4, 2025 the Bank entered into an International Swap and Derivative Association (“ISDA”) interest rate swap contract of $25.0 million with a financial institution (“counterparty”) to manage its exposure to interest rate changes associated with $25.0 million of 1-month fixed rate FHLB borrowings (representing the notional amount of the swap contract). The swap contract qualifies as a cash flow hedge and, accordingly, the Company records the fair value of the contract on its consolidated balance sheet as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income. The swap contract matures on April 10, 2027.

The effect of the swap contract was to limit the interest rate exposure on the FHLB borrowings to a fixed rate (3.4725%) versus the USD-SOFR-COMPOUND interest rate. In accordance with the swap agreement, the interest charge was calculated based upon the USD-SOFR-COMPOUND and the fixed rate. If interest as calculated was greater based on the USD-SOFR-COMPOUND, the counterparty paid the difference to the Bank. However, if interest as calculated was greater based on the fixed rates, the Bank paid the difference to the counterparty.

Depending on the fluctuations in the USD-SOFR-COMPOUND, the Bank’s interest rate exposure and its related impact on interest expense and net cash flow could increase or decrease. The fair value of the interest rate swap agreement was the estimated amount the Bank would receive or pay to terminate the agreement at a particular point in time, considering current interest rates and the creditworthiness of the counterparty. The estimated fair value of the interest rate swap contract was provided by a third-party valuation expert.

As of June 30, 2025, the fair value of the swap contract was estimated to be an asset of approximately $11 thousand, which was reflected as other assets, on the Company’s accompanying consolidated balance sheet. An unrealized gain on the swap contract of approximately $11 thousand at June 30, 2025, net of income tax effects, was recorded in AOCI on the consolidated balance sheets at June 30, 2025.

This financial instrument involved counterparty credit exposure. The counterparty for the interest rate exchange was a major financial institution that met the Company’s criteria for financial stability and creditworthiness.

The swap agreement resulted in a credit to the Company’s interest expense on borrowings of approximately $48 thousand for the three and six-month periods ended June 30, 2025.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024

Commitments to extend credit	$217,488	$210,610
Standby letters of credit	2,570	1,398
	$220,058	$212,008

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of June 30, 2025 and December 31, 2024, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025

Financial Instruments – Assets
Net Loans	$1,019,159	$989,154	$-	$-	$989,154

Financial Instruments – Liabilities
Time Deposits	364,832	362,466	-	362,466	-
FHLB Advances	36,000	35,998	-	35,998	-

December 31, 2024

Financial Instruments – Assets
Net Loans	$976,432	$944,633	$-	$-	$944,633

Financial Instruments – Liabilities
Time Deposits	343,771	342,239	-	342,239	-
FHLB Advances	20,000	19,998	-	19,998	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Financial Instruments, continued

Interest Rate Swap (Cash Flow Hedge)

The fair values of interest rate swaps (cash flow hedge) arrangements are estimated by the Company using a third-party valuation expert in which the valuation process includes the use of quoted prices for similar assets and liabilities in active markets, and the inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument and are therefore deemed Level 2 assets.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024 and there was no other real estate owned as of June 30, 2025.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2025
Assets:
Investment securities available for sale
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agencies	22,444	-	22,444	-
Mortgage-backed securities	53,647	-	53,647	-
Corporate securities	-	-	-	-
State and municipal securities	38,369	-	38,369	-
Total investment securities at fair value	114,460	-	114,460	-
Interest rate swap (cash flow hedge)	11	-	11	-
Total assets at fair value	$114,471	$-	$114,471	$-

December 31, 2024
Assets:
Investment securities available for sale
U.S. Treasury securities	$2,488	$-	$2,488	$-
U.S. Government agencies	21,505	-	21,505	-
Mortgage-backed securities	55,538	-	55,538	-
Corporate securities	1,491	-	1,491	-
State and municipal securities	37,265	-	37,265	-
Total assets at fair value	$118,287	$-	$118,287	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2025 or December 31, 2024. There were no transfers between levels during the six and three-month period ended June 30, 2025 and the year ended December 31, 2024.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2025
Individually evaluated loans	$6,473	$-	-	$6,473
Other real estate owned	-	$-	-	-
Total assets at fair value	$6,473	$-	$-	$6,473

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Individually evaluated loans	$4,626	$-	-	$4,626
Other real estate owned	140	$-	-	140
Total assets at fair value	$4,766	$-	$-	$4,766

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$6,473	$4,626	Appraised Value/Discounted Cash Flows Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$140	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2025 and December 31, 2024, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital (to risk weighted assets)	$111,627	11.18%	$79,868	8.00%	$99,835	10.00%
Tier 1 Capital (to risk weighted assets)	$102,887	10.31%	$59,901	6.00%	$79,868	8.00%
Common Equity Tier 1 (to risk weighted assets)	$102,887	10.31%	$44,926	4.50%	$64,893	6.50%
Tier 1 Capital (to average total assets)	$102,887	8.11%	$50,767	4.00%	$63,458	5.00%

December 31, 2024
Total Capital (to risk weighted assets)	$107,941	11.19%	$77,199	8.00%	$96,499	10.00%
Tier 1 Capital (to risk weighted assets)	$99,740	10.34%	$57,900	6.00%	$77,199	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,740	10.34%	$43,425	4.50%	$62,725	6.50%
Tier 1 Capital (to average total assets)	$99,740	8.17%	$48,838	4.00%	$61,047	5.00%

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

The CBLR framework was available for banks to use in their June 30, 2025 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

●	Net income was $3.8 million, or $0.68 per share, for the second quarter of 2025, compared to $1.8 million, or $0.33 per share, for the second quarter of 2024.
●	NIM was 4.27% for the second quarter of 2025, compared to 4.15% in the first quarter of 2025, and 3.72% in the second quarter of 2024.
●	Total assets increased $65.2 million, or 5.36%, to $1.28 billion at June 30, 2025 from $1.22 billion at December 31, 2024.
●

Net loans were $1.02 billion at June 30, 2025, an increase of $42.7 million, or 4.38%, when compared to $976.4 million at December 31, 2024. Core loan growth during the first six months of 2025 was at an annualized rate of 8.88%.

●	Total deposits were $1.14 billion at June 30, 2025, an increase of $47.8 million, or 4.38%, from $1.09 billion at December 31, 2024.
●	Book value increased from $15.69 per share at December 31, 2024 to $17.31 per share at June 30, 2025.
●

Second quarter 2025 earnings represented an annualized return on average assets (“ROAA”) of 1.21% and an annualized return on average equity (“ROAE”) of 16.01%, compared to 0.69% and 8.81%, respectively, for the same period last year.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended June 30, 2025 and 2024

Net interest income after provision for credit losses in the second quarter of 2025 was $12.2 million, compared to $9.0 million in the second quarter of 2024, reflecting an increase in the provision for credit losses of $213 thousand in the quarterly comparison.  Total interest income was $16.3 million in the second quarter of 2025, representing an increase of $3.9 million in comparison to the $12.4 million in the second quarter of 2024.  Interest income on loans increased in the quarterly comparison by $3.8 million, primarily due to organic loan growth and the addition of loan balances from the JCB acquisition.  Management anticipates that this loan growth will continue to have a positive impact on both earning assets and loan yields.  Interest expense on deposits increased by $481 thousand in the quarterly comparison, as a result of rate increases on deposit offerings and the additional interest-bearing deposits from the JCB acquisition.  Management anticipates that interest expense on deposits could increase in the near term as competitive pressures for deposits may result in continued increases in rates on deposit offerings, especially on time deposits.  Interest on borrowings increased by $26 thousand.

Second quarter 2025 noninterest income was $1.9 million compared with $1.7 million in the second quarter of 2024. The increase of $231 thousand in the quarter over quarter comparison was primarily due to an increase in service charges and fees of $169 thousand and an increase of $36 thousand in mortgage origination fees.

Noninterest expense in the second quarter of 2025 was $9.2 million compared with $8.4 million in the second quarter of 2024, an increase of $838 thousand, or 10.00%. Salary and benefits increased by $502 thousand in the quarterly comparison due to the increase in employees resulting from the JCB acquisition, combined with routine personnel additions and salary adjustments, as well as increased benefit costs. Data processing increased by $187 thousand in the quarterly comparisons primarily due to the JCB acquisition. FDIC assessments increased by $94 thousand due to increased deposit levels from the JCB acquisition and organic deposit growth. Core deposit intangible amortization increased by $129 thousand in the quarterly comparison as a result of the JCB acquisition.

Net income before taxes increased by $2.5 million in the quarterly comparison, causing an increase in income tax expense of $550 thousand.

Results of Operations for the Six Months ended June 30, 2025 and 2024

For the first half of 2025, net interest income after provision for credit losses was $23.7 million compared to $17.8 million for the first half of 2024. Interest income increased by $7.4 million, primarily due to an increase of $7.4 million in interest income on loans. Interest expense on deposits increased by $1.1 million for the six months ended June 30, 2025 compared to the same period last year. As previously discussed, this is a reflection of the increased competitive pressures for deposits along with the additional interest-bearing deposits from the JCB acquisition. Interest on borrowings increased by $15 thousand in the six-month comparison, due to short-term borrowings to help fund loan growth.

For the six months ended June 30, 2025 and 2024, noninterest income was $3.7 million and $3.4 million, respectively. Included in noninterest income for the first six months of 2025 was $60 thousand from life insurance contracts. Included in noninterest income for the first six months of 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Excluding these items, noninterest income increased by $338 thousand in the year over year comparison, primarily because of an increase in service charges and fees of $269 thousand and an increase of $57 thousand in the cash value of life insurance.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Six Months ended June 30, 2025 and 2024, continued

For the six-month period ended June 30, 2025, total noninterest expenses increased by $1.7 million compared to the same period in 2024, primarily due to employee costs and costs increases associated with the JCB acquisition discussed above. Salary and benefit costs increased by $681 thousand. Occupancy and equipment expenses increased by $80 thousand, and data processing increased by $386 thousand from the first six months of 2024 to 2025. FDIC assessments increased by $196 thousand and the core deposit intangible amortization increased by $261 thousand. Merger related expenses related to the acquisition of JCB were $357 thousand for the first six months of 2024.

In the six-month comparison, net income before taxes increased by $4.5 million, resulting in an increase in income tax expense of $999 thousand.

Financial Condition

Total assets increased by $65.2 million, or 5.36% to $1.28 billion at June 30, 2025 from $1.22 billion at December 31, 2024. The increase in total assets during the first six months of 2025 can be primarily attributed to the loan growth of $43.1 million and deposit growth of $47.8 million.

Total loans increased by $43.1 million, or 4.38%, to $1.03 billion at June 30, 2025 from $984.5 million at December 31, 2024. Total loans increased by $193.9 million, or 23.26%, when compared to $833.6 million at June 30, 2024.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.20% at June 30, 2025 compared to 0.26% at December 31, 2024. The allowance for credit losses remained comparable at approximately 0.82% of total loans as of June 30, 2025 and December 31, 2024, respectively.

Investment securities decreased by $3.8 million to $114.5 million at June 30, 2025 from $118.3 million at December 31, 2024. The decrease in the first half of 2025 was the result of $4.0 million in maturities, $3.7 million in paydowns, and a decrease in unrealized losses of $3.9 million.

Total deposits increased in the first half of 2025 by $47.8 million, or 4.38%, to $1.14 billion at June 30, 2025 from $1.09 billion at December 31, 2024. Noninterest bearing deposits increased by $14.6 million and interest-bearing deposits increased by $33.2 million during the first six months of 2025. Lower cost interest bearing deposits increased by $12.1 million during the first half of 2025, and time deposits increased by $21.1 million, as customers continue to look for higher returns on their deposits.

Total stockholders’ equity increased by $9.2 million, or 10.36%, to $97.9 million at June 30, 2025, from $88.7 million at December 31, 2024.  The change during the first half of 2025 was due to earnings of $7.4 million and $3.1 million in other comprehensive income less a dividend payment of $1.4 million.  Book value increased from $15.69 per share at December 31, 2024 to $17.31 per share at June 30, 2025.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate Loans

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of June 30, 2025 approximately 43.01% of our commercial mortgage loans are owner occupied and 56.99% are non-owner occupied.

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

Commercial Real Estate Loans, continued

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of June 30, 2025, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$37,618	$39,766	$77,384	26.27%
Hotel	-	57,163	57,163	19.40%
Retail	16,009	16,450	32,459	11.02%
Warehouse	29,503	9,043	38,546	13.08%
Industrial	10,870	4,373	15,243	5.17%
Restaurants	10,882	4,765	15,647	5.31%
Mini-storage	1,305	13,196	14,501	4.92%
Churches	8,533	736	9,269	3.15%
Assisted living	1,179	7,183	8,362	2.84%
Other	10,826	15,228	26,054	8.84%
Total	$126,725	$167,903	$294,628	100.00%

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024

Allowance for credit losses	$8,374	$8,027
Total loans	$1,027,533	$984,459
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$2,052	$2,563
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	2,052	2,563
Other real estate owned	-	140
Total nonperforming assets	$2,052	$2,703

Total nonperforming loans as a percentage to total loans	0.20%	0.26%
Total allowance for credit losses to nonperforming loans	408.09%	313.19%
Total nonperforming assets as a percentage to total assets	0.16%	0.22%
Total nonaccrual loans as a percentage to total loans	0.20%	0.26%
Total allowance for credit losses to nonaccrual loans	408.09%	313.19%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Total nonperforming loans were 0.20% and 0.26% of total outstanding loans as of June 30, 2025 and December 31, 2024, respectively. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of June 30, 2025, loans past due 30-89 days and still accruing totaled $413 thousand compared to $416 thousand at December 31, 2024.

As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024. The property was sold during the second quarter of 2025. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in this Quarterly Report on Form 10-Q.

As of June 30, 2025 and December 31, 2024, respectively, we had loans with a current principal balance of $10.8 million and $9.7 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of June 30, 2025 and December 31, 2024, respectively, potential problem loans classified as “Substandard” totaled $7.0 million and $5.3 million. As of June 30, 2025 and December 31, 2024, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at June 30, 2025 and December 31, 2024, respectively. The allocation of the allowance for credit losses as of June 30, 2025 and December 31, 2024 is as follows:

(dollars in thousands)	June 30, 2025			December 31, 2024
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$1,036	1.52%	6.62%	$1,012	1.47%	6.97%
Farmland	173	0.75%	2.26%	174	0.71%	2.48%
Residential	4,247	0.76%	54.22%	4,070	0.79%	52.63%
Commercial mortgage	2,041	0.69%	28.67%	1,941	0.66%	29.78%
Commercial & agriculture	558	0.85%	6.40%	504	0.82%	6.22%
Consumer and other	319	1.69%	1.83%	326	1.72%	1.92%
Total	$8,374	0.82%	100.00%	$8,027	0.82%	100.00%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the six months ended June 30, 2025 and 2024, and the year ended December 31, 2024.

	Six months ended June 30, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$68,532	0.00%
Farmland	-	23,765	0.00%
Residential	1	537,589	0.00%
Commercial mortgage	2	295,893	0.00%
Commercial & agriculture	28	63,168	0.04%
Consumer & other	(45)	18,667	(0.24%)
Total	$(14)	$1,007,614	0.00%

	Six months ended June 30, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$52,183	0.00%
Farmland	-	24,724	0.00%
Residential	9	409,975	0.00%
Commercial mortgage	2	272,625	0.00%
Commercial & agriculture	(14)	49,818	(0.03%)
Consumer & other	(43)	16,065	(0.27%)
Total	$(46)	$825,390	(0.01%)

	Year ended December 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$57,397	0.00%
Farmland	-	24,468	0.00%
Residential	14	446,612	0.00%
Commercial mortgage	4	275,560	0.00%
Commercial & agriculture	13	53,491	0.02%
Consumer & other	(87)	16,821	(0.52%)
Total	$(56)	$874,349	(0.01%)

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at June 30, 2025. There was nothing outstanding under these lines of credit as of June 30, 2025. At December 31, 2024, the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $276.8 million from the FHLB, subject to the pledging of collateral.

At June 30, 2025, the Bank had short-term FHLB advances of $36.0 million. At December 31, 2024, the Bank had short-term FHLB advances of $20.0 million.

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

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. Interest on the line of credit is variable and is set at the prime rate. At June 30, 2025, $1.5 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.4% and 7.7% for the periods ended June 30, 2025 and December 31, 2024, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2025, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At June 30, 2025, the Company’s equity to asset ratio was 7.63% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor economic conditions in determining future cash dividends and any requirements for additional capital each quarter. The Company declared and paid dividends of $1.4 million during the first six months of 2025.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to:  changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder;  monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; interest rates; inflation; the economic impact of duties, tariffs or other barriers or restrictions on trade, and any retaliatory counter measures, and the volatility and uncertainty arising therefrom; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; the ability to maintain secondary funding sources; liquidity; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; accounting principles, policies, and guidelines; disruptions to customer and employee relationships and business operations caused by the Johnson County Bank acquisition; the ability to achieve the cost savings and synergies contemplated by the acquisition within the expected timeframe, or at all; and other factors identified in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in the Company’s Annual Report on 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Part II. Other Information

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: August 14, 2025	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer