Form 10-Q
period 2025-09-30
Skyline Bankshares, Inc.
filed 2025-11-13
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333‑ 209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

212 East Main Street
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,651,704 shares of Common Stock, no par value per share, outstanding as of November 12, 2025.

PART I         FINANCIAL INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

	September 30,	December 31,
(dollars in thousands)	2025	2024
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$24,260	$17,889
Interest-bearing deposits with banks	32,042	1,562
Federal funds sold	240	-
Total cash and cash equivalents	56,542	19,451
Investment securities available for sale	114,493	118,287
Restricted equity securities	4,662	4,034
Loans	1,036,439	984,459
Allowance for credit losses	(8,547)	(8,027)
Net loans	1,027,892	976,432
Cash value of life insurance	27,013	26,743
Other real estate owned	-	140
Properties and equipment, net	40,906	34,663
Accrued interest receivable	4,135	4,013
Core deposit intangible	3,217	3,815
Goodwill	7,900	7,900
Deferred tax assets, net	4,146	5,593
Other assets	15,621	16,528
	$1,306,527	$1,217,599

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$363,910	$337,918
Interest-bearing	806,263	754,285
Total deposits	1,170,173	1,092,203

Borrowings	26,500	25,000
Federal funds purchased	-	4,254
Accrued interest payable	644	950
Other liabilities	7,330	6,524
	1,204,647	1,128,931

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,651,704 and 5,651,704 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Surplus	33,658	33,507
Retained earnings	82,225	73,714
Accumulated other comprehensive loss	(14,003)	(18,553)
	101,880	88,668
	$1,306,527	$1,217,599

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except share amounts)	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$15,925	$12,759	$46,013	$35,433
Interest-bearing deposits in banks	262	150	435	298
Federal funds sold	7	25	14	33
Interest on taxable securities	590	678	1,827	2,023
Interest on nontaxable securities	48	59	146	156
Dividends	42	41	187	155
	16,874	13,712	48,622	38,098
Interest expense
Deposits	3,695	3,407	10,471	9,049
Interest on borrowings	288	374	1,077	1,148
	3,983	3,781	11,548	10,197
Net interest income	12,891	9,931	37,074	27,901

Provision for credit losses	189	738	651	902
Net interest income after
Provision for credit losses	12,702	9,193	36,423	26,999

Noninterest income
Service charges on deposit accounts	651	598	1,841	1,693
Other service charges and fees	1,050	940	2,982	2,698
Net realized losses on securities	-	-	-	(141)
Mortgage origination fees	52	108	169	209
Increase in cash value of life insurance	184	161	538	458
Life insurance income	-	-	60	221
Other income	24	44	58	82
	1,961	1,851	5,648	5,220
Noninterest expenses
Salaries and employee benefits	4,987	4,525	14,337	13,194
Occupancy and equipment	1,465	1,387	4,349	4,191
Data processing expense	864	744	2,585	2,079
FDIC Assessments	241	153	725	441
Advertising	304	256	798	713
Bank franchise tax	132	132	396	330
Director fees	103	52	298	178
Professional fees	304	188	854	580
Telephone expense	115	117	357	353
Core deposit intangible amortization	178	107	598	266
Merger related expenses	-	1,143	-	1,500
Other expense	872	821	2,351	2,158
	9,565	9,625	27,648	25,983
Net income before income taxes	5,098	1,419	14,423	6,236

Income tax expense	1,022	362	2,973	1,314
Net income	$4,076	$1,057	$11,450	$4,922

Net income per share	$0.73	$0.19	$2.05	$0.89
Weighted average shares outstanding	5,584,704	5,553,579	5,584,704	5,557,229
Dividends declared per share	$0.27	$0.23	$0.52	$0.46

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)

Net income	$11,450	$4,922

Other comprehensive income (loss)

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	(18)	-
Tax effect	4	-

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	5,778	4,249
Tax effect	(1,214)	(892)
Reclassification of net realized losses during the period	-	141
Tax effect	-	(30)

Total other comprehensive income	4,550	3,468
Total comprehensive income	$16,000	$8,390

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)

Net Income	$4,076	$1,057

Other comprehensive income (loss)

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	(29)	-
Tax effect	6	-

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	1,837	5,423
Tax effect	(387)	(1,139)

Total other comprehensive income	1,427	4,284
Total comprehensive income	$5,503	$5,341

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine and Three Months ended September 30, 2025 and 2024 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	2,051	-	2,051
Other comprehensive loss	-	-	-	-	(568)	(568)
Dividends paid ($0.23 per share)	-	-	-	(1,279)	-	(1,279)
Stock awards issued	65,000	-	-	-	-	-
Share-based compensation	-	-	19	-	-	19
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, March 31, 2024	5,629,204	$-	$33,145	$69,638	$(19,908)	$82,875

Net income	-	-	-	1,814	-	1,814
Other comprehensive loss	-	-	-	-	(248)	(248)
Share-based compensation	-	-	68	-	-	68

Balance, June 30, 2024	5,629,204	$-	$33,213	$71,452	$(20,156)	$84,509

Net income	-	-	-	1,057	-	1,057
Other comprehensive income	-	-	-	-	4,284	4,284
Dividends paid ($0.23 per share)	-	-	-	(1,297)	-	(1,297)
Stock awards issued	10,000	-	-	-	-	-
Share-based compensation	-	-	70	-	-	70

Balance, September 30, 2024	5,639,204	$-	$33,283	$71,212	$(15,872)	$88,623

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

Net income	-	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	-	2,044	2,044
Dividends paid ($0.25 per share)	-	-	-	(1,413)	-	(1,413)
Share-based compensation	-	-	49	-	-	49

Balance, March 31, 2025	5,651,704	$-	$33,556	$75,874	$(16,509)	$92,921

Net income	-	-	-	3,801	-	3,801
Other comprehensive income	-	-	-	-	1,079	1,079
Share-based compensation	-	-	51	-	-	51

Balance, June 30, 2025	5,651,704	$-	$33,607	$79,675	$(15,430)	$97,852

Net income	-	-	-	4,076	-	4,076
Other comprehensive income	-	-	-	-	1,427	1,427
Dividends paid ($0.27 per share)	-	-	-	(1,526)	-	(1,526)
Share-based compensation	-	-	51	-	-	51

Balance, September 30, 2025	5,651,704	$-	$33,658	$82,225	$(14,003)	$101,880

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$11,450	$4,922
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,499	1,527
Amortization of core deposit intangible	598	266
Accretion of loan discount and deposit premium, net	(784)	(128)
Provision for credit losses	651	902
Deferred income taxes	238	1,164
Net realized losses on securities	-	141
Accretion of discount on securities, net of amortization of premiums	22	59
Deferred compensation	88	133
Share-based compensation	151	157
Loss on sale of other real estate owned	27	-
Life insurance income	(60)	(221)
Changes in assets and liabilities:
Cash value of life insurance	(538)	(458)
Accrued interest receivable	(122)	66
Other assets	889	8
Accrued interest payable	(306)	173
Other liabilities	622	(462)
Net cash provided by operating activities	14,425	8,249

Cash flows from investing activities
Activity in available for sale securities:
Sales	-	46,210
Maturities/calls/paydowns	9,549	7,966
Purchases of restricted equity securities	(628)	(415)
Net increase in loans	(51,177)	(48,101)
Proceeds from life insurance contracts	328	730
Proceeds from sale of other real estate owned	113	-
Purchases of property and equipment	(7,742)	(2,267)
Cash received in business combination, net of cash paid	-	(17,733)
Net cash used in investing activities	(49,557)	(13,610)

Cash flows from financing activities
Net increase in deposits	77,916	31,826
Proceeds from FHLB advances	279,500	165,000
Repayments on FHLB advances	(274,500)	(170,000)
Prepayment of FHLB advances	-	(8,088)
Net change in fed funds purchased	(4,254)	-
Advances on short-term line of credit	4,000	5,000
Payment on short-term line of credit	(7,500)	-
Repayment of bank term funding program advances	-	(2,500)
Common stock repurchased	-	(230)
Dividends paid	(2,939)	(2,576)
Net cash provided by financing activities	72,223	18,432
Net increase in cash and cash equivalents	37,091	13,071

Cash and cash equivalents, beginning	19,451	22,093
Cash and cash equivalents, ending	$56,542	$35,164

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Nine Months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$11,854	$9,749
Taxes paid	$1,811	$1,235

Supplemental disclosure of noncash transactions
Effect on equity of change in net unrealized gain on available for sale securities	$4,564	$3,468
Unrealized holding loss on cash flow hedge, net of tax	$(14)	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$35

Business combinations
Assets acquired (excluding goodwill)	$-	$154,128
Liabilities assumed	$-	$133,771
Net assets	$-	$20,357
Goodwill recorded	$-	$4,643
Cash paid to acquire Johnson County Bank	$-	$25,000

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

The consolidated financial statements as of September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
	(Unaudited)	(Unaudited)

Net interest income	$10,842	$31,532
Net income (a)	$551	$4,968

Weighted average shares outstanding (b)	5,553,579	5,557,229
Earnings per common share	$0.10	$0.89

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2025 and December 31, 2024 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2025
Available for sale:
U.S. Government agencies	$25,419	$-	$(2,686)	$22,733
Mortgage-backed securities	59,468	-	(6,953)	52,515
State and municipal securities	46,263	6	(7,024)	39,245
	$131,150	$6	$(16,663)	$114,493
December 31, 2024
Available for sale:
U.S. Treasury securities	$2,502	$-	$(14)	$2,488
U.S. Government agencies	25,309	-	(3,804)	21,505
Mortgage-backed securities	65,080	-	(9,542)	55,538
Corporate securities	1,500	-	(9)	1,491
State and municipal securities	46,331	5	(9,071)	37,265
	$140,722	$5	$(22,440)	$118,287

Restricted equity securities totaled $4.7 million at September 30, 2025 and $4.0 million at December 31, 2024. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables detail unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available for sale:
U.S. Government agencies	$-	$-	$22,733	$(2,686)	$22,733	$(2,686)
Mortgage-backed securities	-	-	52,515	(6,953)	52,515	(6,953)
State and municipal securities	-	-	37,929	(7,024)	37,929	(7,024)
Total securities available for sale	$-	$-	$113,177	$(16,663)	$113,177	$(16,663)

December 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,488	$(14)	2,488	$(14)
U.S. Government agencies	-	-	21,505	(3,804)	21,505	(3,804)
Mortgage-backed securities	-	-	55,538	(9,542)	55,538	(9,542)
Corporate securities	-	-	1,491	(9)	1,491	(9)
State and municipal securities	584	(16)	35,967	(9,055)	36,551	(9,071)
Total securities available for sale	$584	$(16)	$116,989	$(22,424)	$117,573	$(22,440)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Investment Securities, continued

At September 30, 2025, 76 investment securities with unrealized losses had depreciated 12.83 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025 and December 31, 2024, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the nine month period ended September 30, 2025. Proceeds from the sales of investment securities available for sale were $46.2 million for the nine month period ended September 30, 2024. Gross proceeds from called securities totaled $36 thousand and $2.7 million for the nine month periods ended September 30, 2025 and 2024. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the nine month period ended September 30, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the nine and three month periods ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Realized gains	$-	$-	$-	$-
Realized losses	-	(141)	-	-
	$-	$(141)	$-	$-

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at September 30, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,456	$5,437
Due after one year through five years	10,237	9,582
Due after five years through ten years	69,462	61,678
Due after ten years	45,995	37,796
	$131,150	$114,493

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $55.9 million and $56.9 million at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at September 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	2025	2024

Real Estate Secured:
Construction & development	$69,858	$68,650
Farmland	23,731	24,412
Residential	578,690	518,122
Commercial mortgage	290,434	293,151
Non-Real Estate Secured:
Commercial & agricultural	58,050	61,187
Consumer & other	15,676	18,937
Total loans	1,036,439	984,459
Allowance for credit losses	(8,547)	(8,027)
Loans, net of allowance for credit losses	$1,027,892	$976,432

Included in total loans above are deferred loan fees of $1.7 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively. Included in total loans above are deferred loan costs of $5.8 million and $5.2 million, at September 30, 2025 and December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $3.7 million at September 30, 2025 and $3.4 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of September 30, 2025 and December 31, 2024, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the three and nine months ended September 30, 2025, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended September 30, 2025. The change in the allowance for credit losses for the three and nine months ended September 30, 2024, was due to the increase in loan volume, the loans acquired as a result of the JCB merger and changes in the Company’s forecast variables during the period ended September 30, 2024. The following table summarizes the activity related to the allowance for credit losses for the three month and nine month periods ended September 30, 2025 and 2024 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2025
Balance, June 30, 2025	$1,036	$173	$4,247	$2,041	$558	$319	$8,374
Charge-offs	-	-	-	-	-	(30)	(30)
Recoveries	-	-	-	1	2	6	9
Provision for credit losses	(15)	7	193	3	(32)	38	194
Balance, September 30, 2025	$1,021	$180	$4,440	$2,045	$528	$333	$8,547

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended September 30, 2024
Balance, June 30, 2024	$791	$181	$3,349	$1,937	$455	$157	$6,870
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	-	(22)	(22)
Recoveries	-	-	-	1	25	7	33
Provision for credit losses	115	(8)	444	(87)	(2)	248	710
Balance, September 30, 2024	$951	$173	$3,941	$1,852	$478	$392	$7,787

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027
Charge-offs	-	-	(1)	-	-	(100)	(101)
Recoveries	-	-	2	3	30	31	66
Provision for credit losses	9	6	369	101	(6)	76	555
Balance, September 30, 2025	$1,021	$180	$4,440	$2,045	$528	$333	$8,547

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	(16)	(77)	(93)
Recoveries	-	-	9	3	27	19	58
Provision for credit losses	(4)	19	617	(54)	43	266	887
Balance, September 30, 2024	$951	$173	$3,941	$1,852	$478	$392	$7,787

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of September 30, 2025 and December 31, 2024, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

Loans are graded at origination and will be considered for potential downgrades as the borrower experiences financial difficulties. Loan officers meet periodically to discuss their past due credits and loan downgrades could occur at that time. Commercial relationships of over $1.0 million are reviewed on an annual basis, and that review could result in downgrades or in some cases, upgrades. In addition, the Company engages a third-party loan review each quarter. The results of these loan reviews could result in upgrades or downgrades.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2025 and December 31, 2024:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
September 30, 2025
Real Estate Secured:
Construction & development	$69,858	$-	$-	$-	$69,858
Farmland	22,829	-	270	632	23,731
Residential	569,412	362	3,410	5,506	578,690
Commercial mortgage	284,604	4,283	1,172	375	290,434
Non-Real Estate Secured:
Commercial & agricultural	57,204	581	18	247	58,050
Consumer & other	15,332	-	-	344	15,676
Total	$1,019,239	$5,226	$4,870	$7,104	$1,036,439

December 31, 2024
Real Estate Secured:
Construction & development	$68,459	$-	$175	$16	$68,650
Farmland	23,234	111	272	795	24,412
Residential	511,943	205	2,270	3,704	518,122
Commercial mortgage	286,140	3,548	3,017	446	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,133	-	54	-	61,187
Consumer & other	18,550	-	22	365	18,937
Total	$969,459	$3,864	$5,810	$5,326	$984,459

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	To Term	Total

Construction & development
Pass	$20,852	$20,691	$5,617	$4,763	$5,320	$8,371	$4,075	$169	$69,858
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction & development	$20,852	$20,691	$5,617	$4,763	$5,320	$8,371	$4,075	$169	$69,858

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,921	$2,287	$3,313	$1,728	$1,248	$9,361	$1,971	$-	$22,829
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	172	98	-	270
Substandard	-	-	-	-	-	632	-	-	632
Total farmland	$2,921	$2,287	$3,313	$1,728	$1,248	$10,165	$2,069	$-	$23,731

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$71,538	$64,879	$62,259	$100,091	$53,680	$121,187	$95,241	$537	$569,412
Watch	99	-	64	-	-	199	-	-	362
Special Mention	-	218	-	854	225	2,113	-	-	3,410
Substandard	-	-	867	2,430	57	352	1,800	-	5,506
Total residential	$71,637	$65,097	$63,190	$103,375	$53,962	$123,851	$97,041	$537	$578,690

Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Commercial mortgage
Pass	$25,277	$28,983	$39,050	$49,549	$41,432	$89,221	$10,878	$214	$284,604
Watch	-	-	-	1,977	-	2,306	-	-	4,283
Special Mention	-	-	-	-	422	750	-	-	1,172
Substandard	-	23	-	-	71	281	-	-	375
Total residential	$25,277	$29,006	$39,050	$51,526	$41,925	$92,558	$10,878	$214	$290,434

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$14,903	$11,084	$7,148	$4,386	$2,228	$1,968	$15,206	$281	$57,204
Watch	-	-	-	-	-	-	581	-	581
Special Mention	-	-	-	-	5	13	-	-	18
Substandard	-	57	39	-	21	130	-	-	247
Total commercial & agricultural	$14,903	$11,141	$7,187	$4,386	$2,254	$2,111	$15,787	$281	$58,050

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & other
Pass	$4,880	$2,787	$1,469	$1,588	$1,259	$2,596	$753	$-	$15,332
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	8	8	-	-	291	37	-	-	344
Total consumer & other	$4,888	$2,795	$1,469	$1,588	$1,550	$2,633	$753	$-	$15,676

Current period gross write-offs	$13	$34	$24	$8	$3	$18	$-	$-	$100

Total loans
Pass	$140,371	$130,711	$118,856	$162,105	$105,167	$232,704	$128,124	$1,201	$1,019,239
Watch	99	-	64	1,977	-	2,505	581	-	5,226
Special Mention	-	218	-	854	652	3,048	98	-	4,870
Substandard	8	88	906	2,430	440	1,432	1,800	-	7,104
Total loans	$140,478	$131,017	$119,826	$167,366	$106,259	$239,689	$130,603	$1,201	$1,036,439

Total current period gross write-offs	$13	$34	$24	$8	$3	$19	$-	$-	$101

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	September 30, 2025
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	63	63
Residential	840	428	1,268
Commercial mortgage	257	117	374
Commercial & agricultural	-	200	200
Consumer & other	-	336	336
Total	$1,097	$1,144	$2,241

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	70	70
Residential	840	848	1,688
Commercial mortgage	293	153	446
Commercial & agricultural	-	-	-
Consumer & other	-	359	359
Total	$1,133	$1,430	$2,563

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans, continued

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three and nine months ended September 30, 2025 and September 30, 2024:

(dollars in thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024

Construction & development	$-	$-
Farmland	-	-
Residential	14	-
Commercial mortgage	1	-
Commercial & agricultural	1	-
Consumer & other	-	1
Total	$16	$1

(dollars in thousands)	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Construction & development	$-	$-
Farmland	-	-
Residential	14	3
Commercial mortgage	1	-
Commercial & agricultural	1	-
Consumer & other	2	1
Total	$18	$4

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of September 30, 2025:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

September 30, 2025
Real Estate Secured:
Construction & development	$43	$-	$-	$-	$69,815	$69,858
Farmland	-	-	-	63	23,668	23,731
Residential	722	268	-	1,268	576,432	578,690
Commercial mortgage	-	-	-	374	290,060	290,434
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	200	57,850	58,050
Consumer & other	7	20	-	336	15,313	15,676
Total	$772	$288	$-	$2,241	$1,033,138	$1,036,439

The following table presents an aging analysis of past due loans by category as of December 31, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2024
Real Estate Secured:
Construction & development	$134	$-	$-	$-	$68,516	$68,650
Farmland	-	-	-	70	24,342	24,412
Residential	97	116	-	1,688	516,221	518,122
Commercial mortgage	-	-	-	446	292,705	293,151
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	-	61,187	61,187
Consumer & other	46	23	-	359	18,509	18,937
Total	$277	$139	$-	$2,563	$981,480	$984,459

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	5,067	3,105
Commercial mortgage	258	292
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$5,325	$3,397

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There were no commitments to lend additional funds to borrowers experiencing financial difficulty as of September 30, 2025 and December 31, 2024.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025. There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2024. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty for the nine months ended September 30, 2024, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Allowance for Credit Losses, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2025 and September 30, 2024:

Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

September 30, 2025
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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2025 and September 30, 2024:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended September 30, 2025

Balance, June 30, 2025	$472
(Recovery of) Provision for credit losses - unfunded commitments	(5)
Balance, September 30, 2025	$467

For the Three Months Ended September 30, 2024

Balance, June 30, 2024	$389
Provision for credit losses - unfunded commitments	28
Balance, September 30, 2024	$417

For the Nine Months Ended September 30, 2025

Balance, December 31, 2024	$371
Provision for credit losses - unfunded commitments	96
Balance, September 30, 2025	$467

For the Nine Months Ended September 30, 2024

Balance, December 31, 2023	$402
Provision for credit losses - unfunded commitments	15
Balance, September 30, 2024	$417

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Deposits

The following table presents the composition of deposits at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$153,666	$148,795
Money market	104,744	85,409
Savings	170,832	176,310
Time deposits	377,021	343,771
Total interest-bearing deposits	806,263	754,285
Noninterest-bearing deposits	363,910	337,918
Total deposits	$1,170,173	$1,092,203

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2025 and December 31, 2024 was $128.5 million, and $103.7 million, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The Company has selected November 1 as the date to perform the annual impairment test.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

An analysis of goodwill during the nine month period ended September 30, 2025 and for the year ended December 31, 2024 is as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024

Beginning of year	$7,900	$3,257
Acquired goodwill as a result of JCB merger	-	4,643
Impairment	-	-
End of the period	$7,900	$7,900

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization.  Core deposit intangibles during the nine month period ended September 30, 2025 and for the year ended December 31, 2024 are as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024

Balance at beginning of year, net of accumulated amortization	$3,815	$917
Core deposit intangible as result of JCB merger	-	3,380
Amortization expense	(598)	(482)
Net book value	$3,217	$3,815

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Goodwill and Intangible Assets, continued

Intangible Assets, continued

Aggregate amortization expense was $598 thousand and $266 thousand for the nine month periods ended September 30, 2025 and 2024, respectively. Aggregate amortization expense was $178 thousand and $107 thousand for the three month periods ended September 30, 2025 and 2024, respectively.

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Three months ending December 31, 2025	$173
For the year ending December 31, 2026	647
For the year ending December 31, 2027	565
For the year ending December 31, 2028	484
For the year ending December 31, 2029	406
Thereafter	942
Total	$3,217

Note 8. Short-Term Borrowings

At September 30, 2025, the Bank had a $25.0 million FHLB advance outstanding at a rate of 4.30%, with a maturity date of October 10, 2025, that was classified as short-term.

At December 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at December 31, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 4.68%, with a maturity date of January 9, 2025, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. On September 5, 2025, this $5.0 million unsecured revolving line of credit was renewed, and as a result the maturity date was changed to September 9, 2026. Interest on the line of credit is variable and is set at the prime rate. At September 30, 2025, $1.5 million was outstanding under this revolving line of credit at a rate of 7.25% and was classified as short-term debt. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

At September 30, 2025, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. There was nothing outstanding under these lines of credit as of September 30, 2025. At December 31, 2024, the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $295.6 million from the FHLB, subject to the pledging of collateral.

Note 9. Long-Term Borrowings

At September 30, 2025 and December 31, 2024, neither the Company nor the Bank had no borrowings outstanding classified as long-term.

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

As of September 30, 2025, the fair value of the swap contract was estimated to be an liability of approximately $18 thousand, which was reflected as other liabilities, on the Company’s accompanying consolidated balance sheet. An unrealized loss on the swap contract of approximately $18 thousand at September 30, 2025, net of income tax effects, was recorded in AOCI on the consolidated balance sheets at September 30, 2025.

This financial instrument involves counterparty credit exposure. The counterparty for the interest rate exchange is a major financial institution that meets the Company’s criteria for financial stability and creditworthiness.

The swap agreement resulted in a credit to the Company’s interest expense on borrowings of approximately $55 thousand for the three month period ended September 30, 2025 and $103 thousand for the nine month period ended September 30, 2025.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024

Commitments to extend credit	$227,862	$210,610
Standby letters of credit	2,281	1,398
	$230,143	$212,008

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of September 30, 2025 and December 31, 2024, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025

Financial Instruments – Assets
Net Loans	$1,027,892	$1,004,544	$-	$-	$1,004,544

Financial Instruments – Liabilities
Time Deposits	377,021	374,585	-	374,585	-
FHLB Advances	25,000	24,999	-	24,999	-

December 31, 2024

Financial Instruments – Assets
Net Loans	$976,432	$944,633	$-	$-	$944,633

Financial Instruments – Liabilities
Time Deposits	343,771	342,239	-	342,239	-
FHLB Advances	20,000	19,998	-	19,998	-

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

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024 and there was no other real estate owned as of September 30, 2025.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2025
Assets:
Investment securities available for sale
U.S. Government agencies	$22,733	$-	$22,733	$-
Mortgage-backed securities	52,515	-	52,515	-
State and municipal securities	39,245	-	39,245	-
Total investment securities at fair value	114,493	-	114,493	-
Total assets at fair value	$114,493	$-	$114,493	$-

Liabilities:
Interest rate swap (cash flow hedge)	$18	$-	$18	$-
Total liabilities at fair value	$18	$-	$18	$-

December 31, 2024
Assets:
Investment securities available for sale
U.S. Treasury securities	$2,488	$-	$2,488	$-
U.S. Government agencies	21,505	-	21,505	-
Mortgage-backed securities	55,538	-	55,538	-
Corporate securities	1,491	-	1,491	-
State and municipal securities	37,265	-	37,265	-
Total assets at fair value	$118,287	$-	$118,287	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2024. There were no transfers between levels during the nine and three month period ended September 30, 2025 and the year ended December 31, 2024.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 12. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2025
Individually evaluated loans	$6,200	$-	-	$6,200
Other real estate owned	-	$-	-	-
Total assets at fair value	$6,200	$-	$-	$6,200

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Individually evaluated loans	$4,626	$-	-	$4,626
Other real estate owned	140	$-	-	140
Total assets at fair value	$4,766	$-	$-	$4,766

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$6,200	$4,626	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$140	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 13. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2025 and December 31, 2024, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital (to risk weighted assets)	$114,737	11.40%	$80,551	8.00%	$100,689	10.00%
Tier 1 Capital (to risk weighted assets)	$105,795	10.51%	$60,413	6.00%	$80,551	8.00%
Common Equity Tier 1 (to risk weighted assets)	$105,795	10.51%	$45,310	4.50%	$65,448	6.50%
Tier 1 Capital (to average total assets)	$105,795	8.14%	$51,989	4.00%	$64,986	5.00%

December 31, 2024
Total Capital (to risk weighted assets)	$107,941	11.19%	$77,199	8.00%	$96,499	10.00%
Tier 1 Capital (to risk weighted assets)	$99,740	10.34%	$57,900	6.00%	$77,199	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,740	10.34%	$43,425	4.50%	$62,725	6.50%
Tier 1 Capital (to average total assets)	$99,740	8.17%	$48,838	4.00%	$61,047	5.00%

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

The CBLR framework was available for banks to use in their September 30, 2025 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

On November 3, 2025 the Bank terminated the ISDA interest rate swap contract of $25.0 million entered into on April 4, 2025.  As a result of this termination the Bank paid a termination fee of $10 thousand to the counterparty.  For more information regarding the ISDA interest rate swap contract refer to Note 10. Interest Rate Swap Contracts in the Notes to Consolidated Financial Statements above.

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

●	Net income was $4.1 million, or $0.73 per share, for the third quarter of 2025, compared to $1.1 million, or $0.19 per share, for the third quarter of 2024.
●	NIM was 4.27% for the third and second quarters of 2025 and 3.78% in the third quarter of 2024.
●	Total assets increased $88.9 million, or 7.30%, to $1.31 billion at September 30, 2025 from $1.22 billion at December 31, 2024.
●	Net loans were $1.03 billion at September 30, 2025, an increase of $51.5 million, or 5.27%, when compared to $976.4 million at December 31, 2024.
●	Total deposits were $1.17 billion at September 30, 2025, an increase of $78.0 million, or 7.14%, from $1.09 billion at December 31, 2024.
●	Book value increased from $15.69 per share at December 31, 2024 to $18.03 per share at September 30, 2025.
●

Third quarter 2025 earnings represented an annualized return on average assets (“ROAA”) of 1.25% and an annualized return on average equity (“ROAE”) of 16.13%, compared to 0.37% and 4.82%, respectively, for the same period last year.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended September 30, 2025 and 2024

Net interest income after provision for credit losses in the third quarter of 2025 was $12.7 million, compared to $9.2 million in the third quarter of 2024, reflecting a decrease in the provision for credit losses of $549 thousand in the quarterly comparison. Total interest income was $16.9 million in the third quarter of 2025, representing an increase of $3.2 million in comparison to the $13.7 million in the third quarter of 2024. Interest income on loans increased in the quarterly comparison by $3.2 million, primarily due to organic loan growth, and the addition of loan balances from the JCB acquisition. Management anticipates that this loan growth will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits increased by $288 thousand in the quarterly comparison, primarily due to an increase in interest-bearing deposits. Management anticipates that interest expense on deposits could increase in the near term as competitive pressures for deposits continues throughout the Bank’s footprint. Interest on borrowings decreased by $86 thousand during the third quarter of 2025 due to a decrease in borrowings of $11.0 million during the quarter.

Third quarter 2025 noninterest income was $2.0 million compared with $1.9 million in the third quarter of 2024. The increase of $110 thousand in the quarter over quarter comparison was primarily due to an increase in service charges and fees of $163 thousand offset by a decrease of $56 thousand in mortgage origination fees.

Noninterest expenses in the third quarters of 2025 and 2024 were comparable at $9.6 million. Salary and benefits increased by $462 thousand in the quarterly comparison due to the increase in employees resulting from the JCB acquisition, combined with routine personnel additions and salary adjustments, as well as increased benefit costs. Data processing increased by $120 thousand in the quarterly comparisons primarily due to the JCB acquisition. FDIC assessments increased by $88 thousand due to increased deposit levels from the JCB acquisition and organic deposit growth. Core deposit intangible amortization increased by $71 thousand in the quarterly comparison as a result of the JCB acquisition. Merger related expenses related to the acquisition of Johnson County Bank were $1.1 million for the third quarter of 2024.

Net income before taxes increased by $3.7 million in the quarterly comparison, causing a increase in income tax expense of $660 thousand.

Results of Operations for the Nine Months ended September 30, 2025 and 2024

For the first nine months of 2025, net interest income after provision for credit losses was $36.4 million compared to $27.0 million for the first nine months of 2024.  Interest income increased by $10.5 million, primarily due to an increase of $10.6 million in interest income on loans, which was primarily due to organic loan growth, and the addition of loan balances from the JCB acquisition.  Interest expense on deposits increased by $1.4 million for the nine months ended September 30, 2025 compared to the same period last year.  As previously discussed, this is a reflection of the increased interest-bearing deposit balances in the nine month comparison.  Interest on borrowings decreased by $71 thousand in the nine month comparison.

For the nine months ended September 30, 2025 and 2024, noninterest income was $5.6 million and $5.2 million, respectively. Included in noninterest income for the first nine months of 2025 was $60 thousand from life insurance contracts. Included in noninterest income for the first nine months of 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Excluding these items, noninterest income increased by $448 thousand in the year over year comparison, primarily because of an increase in service charges and fees of $432 thousand.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Results of Operations for the Nine Months ended September 30, 2025 and 2024, continued

compared to the same period in 2024, primarily due to employee cost and cost increases associated with the JCB acquisition discussed above.  Salary and benefit cost increased by $1.1 million due to the increase in employees resulting from the JCB acquisition, combined with routine personnel additions and salary adjustments, as well as increased benefit costs.  Occupancy and equipment expenses increased by $158 thousand, and data processing increased by $506 thousand from the first nine months of 2024 to 2025.  FDIC assessments increased by $284 thousand and the core deposit intangible amortization increased by $332 thousand.  Merger related expenses related to the acquisition of Johnson County Bank were $1.5 million for the first nine months of 2024.

In the nine month comparison, net income before taxes increased by $8.2 million, resulting in an increase in income tax expense of $1.7 million.

Financial Condition

Total assets increased by $88.9 million, or 7.30%, to $1.31 billion at September 30, 2025 from $1.22 billion at December 31, 2024. The increase in total assets during the first nine months of 2025 can be primarily attributed to loan growth of $52.0 million funded by deposit growth of $78.0 million.

Total loans increased by $52.0 million, or 5.28%, to $1.04 billion at September 30, 2025 from $984.5 million at December 31, 2024. Total loans increased by $83.3 million, or 8.74%, when compared to $953.1 million at September 30, 2024.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.22% at September 30, 2025 compared to 0.26% at December 31, 2024. The allowance for credit losses remained comparable at approximately 0.82% of total loans as of September 30, 2025 and December 31, 2024, respectively.

Investment securities decreased by $3.8 million to $114.5 million at September 30, 2025 from $118.3 million at December 31, 2024. The decrease in the first nine months of 2025 was the result of $4.0 million in maturities, $5.6 million in paydowns and calls, and a decrease in unrealized losses of $5.8 million.

Total deposits increased in the first nine months of 2025 by $78.0 million, or 7.14%, to $1.17 billion at September 30, 2025 from $1.09 billion at December 31, 2024. When compared to $1.09 billion at September 30, 2024, total deposits increased by $84.3 million, or 7.76%. Noninterest bearing deposits increased by $26.0 million and interest-bearing deposits increased by $52.0 million during the first nine months of 2025. Lower cost interest bearing deposits increased by $18.7 million during the first nine months of 2025, and time deposits increased by $33.3 million, as customers continue to look for higher returns on their deposits.

Total stockholders’ equity increased by $13.2 million, or 14.90%, to $101.9 million at September 30, 2025, from $88.7 million at December 31, 2024. The change during the first nine months of 2025 was due to earnings of $11.5 million and $4.6 million in other comprehensive income less a dividend payment of $2.9 million. Book value increased from $15.69 per share at December 31, 2024 to $18.03 per share at September 30, 2025.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate Loans

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of September 30, 2025 approximately 42.97% of our commercial mortgage loans are owner occupied and 57.03% are non-owner occupied.

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

Commercial Real Estate Loans, continued

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of September 30, 2025, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$36,540	$43,039	$79,579	27.40%
Hotel	-	51,746	51,746	17.82%
Retail	17,383	16,673	34,056	11.73%
Warehouse	27,600	9,161	36,761	12.66%
Industrial	11,850	4,003	15,853	5.46%
Restaurants	10,632	4,702	15,334	5.28%
Mini-storage	1,712	13,146	14,858	5.11%
Churches	9,099	728	9,827	3.38%
Assisted living	190	7,604	7,794	2.68%
Other	9,792	14,834	24,626	8.48%
Total	$124,798	$165,636	$290,434	100.00%

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024

Allowance for credit losses	$8,547	$8,027
Total loans	$1,036,439	$984,459
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$2,241	$2,563
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	2,241	2,563
Other real estate owned	-	140
Total nonperforming assets	$2,241	$2,703

Total nonperforming loans as a percentage to total loans	0.22%	0.26%
Total allowance for credit losses to nonperforming loans	381.39%	313.19%
Total nonperforming assets as a percentage to total assets	0.17%	0.22%
Total nonaccrual loans as a percentage to total loans	0.22%	0.26%
Total allowance for credit losses to nonaccrual loans	381.39%	313.19%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Total nonperforming loans were 0.22% and 0.26% of total outstanding loans as of September 30, 2025 and December 31, 2024, respectively. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of September 30, 2025, loans past due 30-89 days and still accruing totaled $1.1 million compared to $416 thousand at December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, respectively, we had loans with a current principal balance of $10.1 million and $9.7 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicate above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of September 30, 2025 and December 31, 2024, respectively, potential problem loans classified as “Substandard” totaled $7.1 million and $5.3 million. As of September 30, 2025 and December 31, 2024, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at September 30, 2025 and December 31, 2024, respectively. The allocation of the allowance for credit losses as of September 30, 2025 and December 31, 2024 is as follows:

(dollars in thousands)	September 30, 2025			December 31, 2024
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$1,021	1.46%	6.74%	$1,012	1.47%	6.97%
Farmland	180	0.76%	2.29%	174	0.71%	2.48%
Residential	4,440	0.77%	55.84%	4,070	0.79%	52.63%
Commercial mortgage	2,045	0.70%	28.02%	1,941	0.66%	29.78%
Commercial & agriculture	528	0.91%	5.60%	504	0.82%	6.22%
Consumer and other	333	2.12%	1.51%	326	1.72%	1.92%
Total	$8,547	0.82%	100.00%	$8,027	0.82%	100.00%

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances for the nine months ended September 30, 2025 and 2024, and the year ended December 31, 2024.

	Nine months ended September 30, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$68,932	0.00%
Farmland	-	23,780	0.00%
Residential	1	548,434	0.00%
Commercial mortgage	3	294,817	0.00%
Commercial & agriculture	30	61,946	0.05%
Consumer & other	(69)	17,935	(0.38% )
Total	$(35)	$1,015,844	0.00%

	Nine months ended September 30, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$54,333	0.00%
Farmland	-	24,353	0.00%
Residential	9	426,712	0.00%
Commercial mortgage	3	269,798	0.00%
Commercial & agriculture	11	51,321	0.02%
Consumer & other	(58)	16,213	(0.36% )
Total	$(35)	$842,730	0.00%

	Year ended December 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$57,397	0.00%
Farmland	-	24,468	0.00%
Residential	14	446,612	0.00%
Commercial mortgage	4	275,560	0.00%
Commercial & agriculture	13	53,491	0.02%
Consumer & other	(87)	16,821	(0.52% )
Total	$(56)	$874,349	(0.01% )

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $73.0 million at September 30, 2025. There was nothing outstanding under these lines of credit as of September 30, 2025. At December 31, 2024, the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $295.6 million from the FHLB, subject to the pledging of collateral.

At September 30, 2025, the Bank had short-term FHLB advances of $25.0 million. At December 31, 2024, the Bank had short-term FHLB advances of $20.0 million.

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

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. On September 5, 2025, this $5.0 million unsecured revolving line of credit was renewed, and as a result the maturity date was changed to September 9, 2026.  Interest on the line of credit is variable and is set at the prime rate.  At September 30, 2025, $1.5 million was outstanding under this revolving line of credit at a rate of 7.25% and was classified as short-term debt.  At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 9.9% and 7.7% for the periods ended September 30, 2025 and December 31, 2024, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At September 30, 2025, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At September 30, 2025, the Company’s equity to asset ratio was 7.80% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor economic conditions in determining future cash dividends and any requirements for additional capital each quarter. The Company declared and paid dividends of $2.9 million during the first nine months of 2025.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended.  These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions.  Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain and subject to a number of risks.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to:  changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder;  monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; inflation; the economic impact of duties, tariffs or other barriers or restrictions on trade, and any retaliatory counter measures, and the volatility and uncertainty arising therefrom; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; the ability to maintain secondary funding sources; the Company’s capital and liquidity; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope and effectiveness of the federal government, its agencies and services; accounting principles, policies, and guidelines; and other factors identified in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in the Company’s Annual Report on 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Part II.  Other Information

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101).

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: November 13, 2025	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer