Form 10-K
period 2025-12-31
Skyline Bankshares, Inc.
filed 2026-03-20
CIK 1657642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	47-5486027 (I.R.S. Employer Identification No.)

212 East Main Street Floyd, Virginia (Address of principal executive offices)	24091 (Zip Code)

(540) 745-4191

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $82,011,917

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,672,204 shares of Common Stock as of March 19, 2026

DOCUMENTS INCORPORATED BY REFERENCE

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural, and consumer loans. The loan portfolio constituted 89.74% of the interest earning assets of the Bank at December 31, 2025, and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Bank’s Board of Directors. The Officers Loan Committee has the authority to approve loans from $2.0 million up to $3.0 million of total indebtedness to a single customer. The Directors’ Loan Committee has the authority to approve loans from $3.0 million up to $4.5 million of total indebtedness to a single customer. All loans in excess $4.5 million must be presented to the full Board of Directors of the Bank for ultimate approval or denial.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans, and loans for commercial real estate. At December 31, 2025, the Bank had 56.35% of the loan portfolio in single and multi-family housing, 28.61% in non-farm, non-residential real estate loans, 2.19% in farm related real estate loans, and 6.13% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 5.38% of the portfolio at December 31, 2025. Consumer and other loans make up approximately 1.34% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans, and other loans to individuals. While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continuing to make this type of loan to fulfill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposits, individual retirement accounts and certificates of deposit in denominations of $250,000 or less to be core deposits. These accounts comprised approximately 89.85% of the Bank’s total deposits at December 31, 2025. Certificates of deposit in excess of the FDIC insured limit of $250,000 represented the remaining 10.15% of deposits at December 31, 2025.

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

Grayson, Carroll, Patrick, Alleghany, Ashe, Wilkes, Yadkin and Johnson Counties, as well as the City of Galax, are rural in nature and employment in these areas was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism, and agriculture. Median household income in these markets ranged from a low of $41,438 in the City of Galax, to a high of $60,321 in Yadkin County, based upon 2023 census data. Montgomery, Pulaski, Floyd, Wythe, Burke, Davie, Caldwell, Catawba, Cleveland and Watauga counties, as well as the City of Radford, while largely rural, are more economically diverse. Montgomery County is home to Virginia Tech, Watauga County is home to Appalachian State University, the City of Radford is home to Radford University, and community colleges are located in both Wythe County and Pulaski County. The university presence has led to the development of several technology related companies in the region. Manufacturing, agriculture, tourism, retail, healthcare and service industries are also prevalent in these markets. The increased economic diversity of these markets is reflected in the median household incomes which range from a low of $51,367 in Watauga County, to a high of $73,234 in Davie County, according to the 2023 census data. The Bank has a presence in Roanoke County and the cities of Roanoke and Salem where median household incomes ranged from a low of $51,038 in Roanoke City, to a high of $80,809 in Roanoke County, based on 2023 census data.

Competition

The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries, as well as marketplace lenders and other financial technology firms. In addition, the financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems. Many of these competitors have substantially greater resources and lending limits and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-state banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

At December 31, 2025, the Company had 254 total employees representing 247 full time equivalents, none of whom are represented by a union or covered by a collective bargaining agreement. The Company’s management considers employee relations to be good.

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

Federal banking regulators have adopted rules to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rules required the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a leverage ratio of 4% of total assets.  As fully phased in effective January 1, 2019, these rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Based on management’s understanding and interpretation of the capital rules, it believes that, as of December 31, 2025, the Bank meets all capital adequacy requirements under such rules.

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

The CBLR framework was available for banks to use in their December 31, 2025, Call Report. At this time the Company has elected not to opt into the CLBR framework for the Bank, but may opt into the CBLR framework in the future.

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

Reflecting the Basel III capital requirements, the relevant capital measures for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2025 and 2024, the Company met the requirements for being classified as “well capitalized.”

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. The CFPB remained largely dormant during 2025. As a result, the future of the CFPB remains uncertain.

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

The OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2025, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2025 the Company had $987.1 million of loans secured by real estate outstanding, or 93.28% of its total loans. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. In addition, credit unions have been able to increasingly expand their membership definition and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, marketplace lenders and other financial technology firms, insurance companies and governmental organizations which may offer more favorable financing than we can. Technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Further, the widespread adoption and rapid evolution of emerging technologies in the financial services industry, including artificial intelligence, cryptocurrencies (including stablecoins and meme coins), tokens, and other digital assets could negatively impact our ability to compete. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including recent and rapid developments in artificial intelligence and other developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The pace of technological change has increased in the "fintech" environment, in which industry-changing technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Large technology companies offering embedded financial services, digital wallets, and payment platforms have also increased competitive pressures and may accelerate customer migration away from traditional banking products. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net revenue and profitability and lower returns. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2025, the Bank was classified as “well capitalized” for regulatory capital purposes. If we do not maintain the expected levels of regulatory capital in the future, it could increase the regulatory scrutiny on the Company and the Bank, and the OCC could establish individual minimum capital ratios or take other regulatory actions against us. Further, if the Bank were no longer “well capitalized” for regulatory capital purposes, it would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to increase deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, the Bank is subject to a capital conservation buffer designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum capital requirements but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. We also could be required to pay higher insurance premiums to the FDIC if our capital position declines, which would reduce our earnings. Any of the foregoing could have a material adverse effect on our operations or financial condition.

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

The Company expects the Trump administration will implement a regulatory agenda that could reduce and streamline certain prudential and regulatory requirements applicable to banking organizations at a federal level. At this time, however, it is unclear what the impacts to the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies will be, what laws, regulations, and policies may change, and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment, and therefore its business, financial condition, and results of operations.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to corporate social responsibility, environmental concerns, governance and related practices. Failure to act responsibly or in line with regulatory and stakeholder expectations in a number of areas, such as climate risk, human capital and hiring practices, human rights, support for local communities, and corporate governance and transparency, could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. The rules, regulations and expectations of regulators, customers, investors, associates, and other stakeholders with respect to these matters continue to evolve, which could result in increases to the Company’s overall operational costs and increased management time and attention. Further, as these rules, regulations and expectations continue to evolve, the Company’s stakeholders may have differing views on related matters. Scrutiny, or the perception that the Company’s efforts are too ambitious or misdirected, could expose the Company to the risk of investigations, litigation and other proceedings or reputational harm. If the Company is unable to meet its social- or environmentally-related goals or evolving and divergent stakeholder expectations and industry standards, it could negatively impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change continue to raise concerns for the state of the global environment. As a result, the Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. While the Trump administration has shifted federal policy to reduce the emphasis on climate change initiatives and environmental regulations, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, could affect our business operations. Among other things, the Company and its customers could face cost increases, compliance-related risks, asset value reductions and operating process changes.

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

The Company is headquartered at 212 East Main Street, Floyd, Virginia. The Bank is headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank operates branches at the following locations, all of which are owned by the Bank, except for the offices in Boone, Mocksville, and Willis, which are leased facilities:

East Independence Office – 802 East Main St., Independence, VA	276-773-2821	Full service
Elk Creek Office – 60 Comers Rock Rd., Elk Creek, VA	276-655-4011	Full service
Galax Office – 209 West Grayson St., Galax, VA	276-238-2411	Full service
Troutdale Office – 101 Ripshin Rd., Troutdale, VA	276-677-3722	Full service
Carroll Office – 8351 Carrollton Pike, Galax, VA	276-238-8112	Full service
Sparta Office – 98 South Grayson Street, Sparta NC	336-372-2811	Full service
Hillsville Office – 419 South Main Street, Hillsville, VA	276-728-2810	Full service
Whitetop Office – 16303 Highlands Parkway, Whitetop, VA	276-388-3811	Full service
Wytheville Office – 420 North 4th Street, Wytheville, VA	276-228-6050	Full service
Floyd Office – 212 East Main Street, Floyd, VA	540-745-4191	Full service
Cave Spring Office - 4094 Postal Drive, Roanoke, VA	540-774-1111	Full service
Christiansburg Office – 2681 Market Street NE, Christiansburg, VA	540-381-8121	Full service
Fairlawn Office - 7349 Peppers Ferry Blvd., Radford, VA	540-633-1680	Full service
Roanoke Office – 3850 Keagy Rd., Roanoke, VA	540-387-4533	Full service
West Jefferson Office – 1055 Mount Jefferson Road, West Jefferson, NC	336-489-7811	Full service
Boone Office – 1641 Blowing Rock Rd, Boone, NC	828-264-4260	Full service
Wilkesboro Office – 1422 US Highway 421, Wilkesboro, NC	336-903-4948	Full service
Yadkinville Office – 532 East Main Street, Yadkinville, NC	336-849-4194	Full service
Mocksville Office – 119 Gaither Street, Mocksville, NC	336-477-7010	Full service
Lenoir Office – 509 Wilkesboro Blvd. NE, Lenoir, NC	828-750-6100	Full service
Hickory – Mountain View Office – 2900 Hwy 127 South, Hickory, NC	828-578-7400	Full service
Hudson Office – 537 Main Street, Hudson, NC	828-750-6076	Full service
Hickory – Viewmont Office – 1625 North Center Street, Hickory, NC	828-578-7499	Full service
Blacksburg – 1206 South Main Street, Blacksburg, VA	540-750-8800	Full service
Meadows of Dan – 3607 Jeb Stuart Highway, Meadows of Dan, VA	276-222-3091	Full service
Mountain City – 241 West Main Street, Mountain City, TN	423-727-7701	Full service
Willis Office - 5598 B Floyd Highway South, Willis, VA	540-745-4191	Limited service/conducts normal teller transactions

The Bank has a conference center located at 203 E. Oxford Street, Floyd, Virginia, which is used for various board and committee meetings. The Bank owns an operations center adjacent to the main office in Independence, Virginia. The Bank also leases office space in Mooresville, North Carolina and Abingdon, Virginia for loan production offices. During 2025, the Bank purchased property in Abingdon, Virginia that is at this time being developed for a future full service branch banking facility, that is expected to be opened in the fourth quarter of 2026.

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

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX tier under the symbol “SLBK.” As of March 19, 2026, there were 5,672,204 shares of the Company’s common stock outstanding, held by 1,209 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2025, relating to the Company’s stock-based compensation plans under which shares of common stock are authorized for issuance. During 2025, 14,500 stock awards were issued.

Equity Compensation Plan Information

	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders:
2020 Equity Incentive Plan	-	$-	138,100
Equity compensation plans not approved by shareholders (1)	-	-	-
Total	-	$-	138,100

(1)	The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 6.	[Reserved]

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis

The Company had net earnings of $15.8 million for 2025 compared to $7.4 million for 2024. Our financial performance in 2025 can be attributed in part to our efforts that resulted in growth in the Bank’s core loan portfolio of $74.2 million, or 7.55%, during 2025. Earnings for the year ended December 31, 2025 represented a return on average assets of 1.24% and a return on average equity of 16.16%, compared to 0.67% and 8.69%, respectively, for the year ended December 31, 2024. The net interest margin was 4.27% in 2025, compared to 3.82% in 2024. As we look to 2026, management anticipates that this core loan growth during 2025 will continue to have a positive impact on both earning assets and loan yields; however, continued competition for deposits will prevent interest expense from decreasing significantly, and higher operating costs will continue in the near term.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Annual Report for the year ended December 31, 2025 contain a summary of its significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for credit losses, and asset impairment judgments, such as the recoverability of intangible assets and credit losses on investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available for sale portfolio.

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. The test as of November 1, 2025 found no impairment on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Interest-bearing deposits	$15,551	$667	4.29%	$7,834	$390	4.98%
Federal funds sold	424	18	4.25%	504	37	7.34%
Investment securities, at amortized cost	139,064	2,900	2.09%	150,869	3,135	2.08%
Loans [1,2]	1,024,516	62,164	6.07%	874,349	49,974	5.72%
Total	1,179,555	65,749		1,033,556	53,536
Yield on average interest-earning assets			5.57%			5.18%
Non interest-earning assets:
Cash and due from banks	20,451			18,713
Premises and equipment	37,667			32,437
Interest receivable and other	62,949			54,892
Allowance for credit losses	(8,329)			(7,170)
Unrealized gain/(loss) on securities	(18,778)			(22,964)
Total	93,960			75,908
Total assets	$1,273,515			$1,109,464

Interest-bearing liabilities:
Demand deposits	$250,251	2,167	0.87%	$218,105	1,408	0.65%
Savings deposits	172,456	223	0.13%	157,141	178	0.11%
Time deposits	360,806	11,740	3.25%	301,554	11,064	3.67%
Federal funds purchased	395	19	4.81%	334	19	5.69%
Borrowings	28,508	1,204	4.22%	26,547	1,397	5.26%
Total	812,416	15,353		703,681	14,066
Cost on average interest-bearing liabilities			1.89%			2.00%

Non interest-bearing liabilities:
Demand deposits	355,236			313,026
Interest payable and other	7,851			7,298
Total	363,087			320,324
Total liabilities	1,175,503			1,024,005

Stockholder's equity:	98,012			85,459
Total liabilities and stockholder's equity	$1,273,515			$1,109,464

Net interest income		$50,396			$39,470

Net yield on interest-earning assets			4.27%			3.82%

1  Includes nonaccural loans

2  Interest income includes loan fees

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2025 Compared to 2024			2024 Compared to 2023
	Interest Income/	Variance Attributable To(1)		Interest Income/	Variance Attributable To(1)
	Expense Variance	Rate	Volume	Expense Variance	Rate	Volume
Interest-earning assets:
Interest bearing deposits	$277	$(45)	$322	$111	$5	$106
Federal funds sold	(19)	(14)	(5)	8	11	(3)
Investment securities	(235)	11	(246)	(45)	108	(153)
Loans	12,190	3,218	8,972	10,097	5,120	4,977
Total	12,213	3,170	9,043	10,171	5,244	4,927

Interest-bearing liabilities:
Demand deposits	759	530	229	808	781	27
Savings deposits	45	27	18	9	19	(10)
Time deposits	676	(918)	1,594	5,216	3,068	2,148
Fed funds purchased	-	-	-	(43)	(1)	(42)
Borrowings	(193)	(308)	115	309	(11)	320
Total	1,287	(669)	1,956	6,299	3,856	2,443
Net interest income	$10,926	$3,839	$7,087	$3,872	$1,388	$2,484

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2025 and 2024. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Nonaccrual loans are included in earning assets in the tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

For the year ended December 31, 2025, total interest income increased by $12.2 million compared to the year ended December 31, 2024.  The increase in interest income in 2025 was primarily due to an increase of $12.2 million in loan interest income in the year over year comparison.  Interest income on loans increased primarily due to the core loan growth of $74.2 million during 2025 in addition to interest rate increases throughout the year.  Total interest expense increased by $1.3 million in the year over year comparison.  Interest expense on deposits increased by $1.5 million during 2025 compared to 2024.  This increase was primarily due to the $52.9 million increase in interest-bearing deposits during 2025.  Management anticipates that competitive pressures for deposits may prevent deposit costs from decreasing significantly in the near term.  Interest on borrowings decreased by $193 thousand in the year-over-year comparison.  The effects of changes in volumes and rates on net interest income in 2025 compared to 2024, and 2024 compared to 2023 are shown in Table 2 above.

Management’s Discussion and Analysis

Net Interest Income, continued

The aforementioned factors led to an increase in net interest income of $10.9 million or 27.68% for 2025 as compared to 2024. The net yield on interest-earning assets increased by 45 basis points to 4.27% in 2025 compared to 3.82% in 2024.

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

The provision for credit losses was $868 thousand for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024. For December 31, 2025 the provision for credit losses consisted of a provision for credit losses on loans of $759 thousand and a provision for credit losses on unfunded commitments of $109 thousand. The provision for credit losses on loans for the year ended December 31, 2024 included $813 thousand to establish an allowance for credit losses on the non-PCD loans acquired in the JCB merger. Excluding this $813 thousand, the provision for credit losses increased by $565 thousand from 2024 to 2025 due to the growth in the loan portfolio during 2025.

The reserve for credit losses was approximately 0.82% of total loans as of December 31, 2025 and 2024. Management’s estimate of probable credit losses inherent in the acquired JCB, Great State, and Cardinal loan portfolios was reflected as a purchase discount which will continue to be accreted into income over the remaining life of the acquired loans. As of December 31, 2025 and 2024, the remaining unaccreted discount on the acquired loan portfolios totaled $3.3 million and $4.3 million, respectively. Management believes the provision and the resulting allowance for credit losses are adequate. Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

The major components of noninterest income for the past two years are illustrated in Table 3.

For the year ended December 31, 2025 and 2024, noninterest income was $7.8 million and $7.3 million, respectively. Included in noninterest income for the year 2025 was $60 thousand from life insurance contracts. Included in noninterest income for the year 2024 was $221 thousand from life insurance contracts and a net realized security loss of $141 thousand. The net security loss resulted from the recognition of unamortized premiums on a called bond. Excluding these items, noninterest income increased by $520 thousand in the year-over-year comparison, primarily as a result of increased income from service charges on deposit accounts of $189 thousand, and an increase of ATM, credit and debit card income of $340 thousand, offsetting a decrease of $39 thousand in mortgage origination fees. The mortgage department closed approximately $13.4 million of mortgage loans for the secondary market during 2025 compared to $15.1 million in 2024.

Management’s Discussion and Analysis

Table 3. Sources of Noninterest Income (dollars in thousands)

	2025	2024

Service charges on deposit accounts	$2,506	$2,317
Increase in cash value of life insurance	694	643
Life insurance income	60	221
Mortgage originations fees	238	277
Safe deposit box rental	88	88
Gain (loss) on securities	-	(141)
ATM, credit and debit card income	3,428	3,088
Merchant services income	313	285
Investment services income	74	72
Exchange income	278	311
Other income	106	124
Total noninterest income	$7,785	$7,285

Other Expense

The major components of noninterest expense for the past two years are illustrated in Table 4.

Total noninterest expenses increased by $1.0 million, or 2.76% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Salary and benefit cost increased by $1.7 million due to the increase in employees resulting from the JCB acquisition combined with routine increases year-over-year. Occupancy and equipment expenses increased by $231 thousand, and data processing increased by $464 thousand in the year-over-year comparison. FDIC/OCC assessments increased by $228 thousand and the core deposit intangible amortization increased by $290 thousand. Professional fees increased by $228 thousand in the year-over-year comparison. Merger related expenses related to the acquisition of Johnson County Bank were $2.4 million for the year ended December 31, 2024.

Management’s Discussion and Analysis

Table 4. Sources of Noninterest Expense (dollars in thousands)

	2025	2024

Salaries & wages	$14,888	$13,563
Share-based compensation	477	381
Payroll taxes	1,199	1,101
Employee benefits	2,881	2,725
Total personnel expense	19,445	17,770

Director fees	400	326
Occupancy expense	2,571	2,392
Other equipment expense	1,522	1,529
Data processing expense	3,483	3,019
FDIC/OCC assessments	1,098	870
Insurance	233	230
Professional fees	1,084	856
Advertising	1,071	965
Postage & freight	754	642
Supplies	277	253
Franchise tax	520	466
Telephone	475	473
Travel, dues & meetings	688	691
ATM/EFT expense	1,774	1,715
Other real estate owned expenses	31	7
Core deposit intangible amortization	772	482
Merger related expenses	-	2,423
Other expense	1,083	1,172
Total noninterest expense	$37,281	$36,281

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 64.08% in 2025 and 77.60% in 2024. The ratios for 2025 and 2024, without the effect of nonrecurring merger related costs, would have been 64.08% and 72.42%, respectively.

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

Income tax expense (substantially all Federal) was $4.2 million in 2025 and $1.9 million in 2024, resulting in effective tax rates of 20.9% and 20.7%, respectively. The increase in income tax expense of $2.3 million in 2025 was primarily due to the increase in income before taxes of $10.7 million in 2025 compared to 2024.

Management’s Discussion and Analysis

Income Taxes, continued

Net deferred tax assets of $3.7 million, and $5.6 million existed at December 31, 2025 and 2024 respectively. At December 31, 2025, net deferred tax assets included $3.2 million of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $217 thousand of deferred tax assets applicable to funded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased $146.0 million, or 14.13%, from 2025 to 2024 due to asset growth primarily reflected in an increase in loans during 2025. Total earning assets represented 92.62% of total average assets in 2025 and 93.16% in 2024. The mix of average earning assets changed from 2024 to 2025 as average loans increased by $150.2 million, or 17.17%, and average investment securities decreased by $11.8 million, or 7.82%. Average federal funds sold and average deposits in banks increased by $7.6 million, or 91.59%, from 2024 to 2025.

Table 5. Average Asset Mix (dollars in thousands)

	2025		2024
	Average Balance	%	Average Balance	%

Earning assets:
Loans	$1,024,516	80.45%	$874,349	78.81%
Investment securities	139,064	10.92%	150,869	13.60%
Federal funds sold	424	0.03%	504	0.04%
Deposits in other banks	15,551	1.22%	7,834	0.71%
Total earning assets	1,179,555	92.62%	1,033,556	93.16%

Nonearning assets:
Cash and due from banks	20,451	1.61%	18,713	1.69%
Premises and equipment	37,667	2.96%	32,437	2.92%
Other assets	62,949	4.94%	54,892	4.95%
Allowance for credit losses	(8,329)	-0.65%	(7,170)	-0.65%
Unrealized loss on securities	(18,778)	-1.48%	(22,964)	-2.07%
Total nonearning assets	93,960	7.38%	75,908	6.84%
Total assets	$1,273,515	100.00%	$1,109,464	100.00%

Average loans for 2025 represented 80.45% of total average assets compared to 78.81% in 2024. Average federal funds sold decreased from 0.04% to 0.03% of total average assets while deposits in other banks increased from 0.71% to 1.22% of total average assets over the same time period. Average investment securities decreased from 13.60% in 2024 to 10.92% of total average assets in 2025. The balances of nonearning assets to total average assets increased from 6.84% to 7.38% in the annual comparison.

Management’s Discussion and Analysis

Loans

Average loans totaled $1.02 billion for the year ended December 31, 2025. This represents an increase of $150.2 million, or 17.17%, from the average of $874.3 million for 2024. This increase was primarily due to organic core loan growth of $74.2 million during 2025.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 98.30% of the total loan portfolio at December 31, 2025. This is comparable to the 97.67% that the categories maintained at December 31, 2024. The amount of loans outstanding by type at December 31, 2025 and 2024 and the maturity distribution for variable and fixed rate loans as of December 31, 2025 are presented in Tables 6 and 7, respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%

Construction and development	$64,851	6.13%	$68,650	6.97%
Residential, 1-4 families	491,334	46.43%	433,568	44.04%
Residential, 5 or more families	104,984	9.92%	84,554	8.59%
Farmland	23,203	2.19%	24,412	2.48%
Nonfarm, nonresidential	302,696	28.61%	293,151	29.78%
Total real estate	987,068	93.28%	904,335	91.86%

Agricultural	3,833	0.36%	4,036	0.41%
Commercial	53,164	5.02%	57,151	5.81%
Consumer	9,598	0.91%	10,971	1.11%
Other	4,535	0.43%	7,966	0.81%
Total	$1,058,198	100.00%	$984,459	100.00%

Management’s Discussion and Analysis

Table 7. Maturity Schedule of Loans, as of December 31, 2025 (dollars in thousands)

	One Year	Over One to	Over Five Years	Over
	or Less	Five Years	to Fifteen Years	Fifteen Years	Total
Fixed rate loans:
Real Estate Secured:
Construction & development	$5,759	$2,789	$5,857	$43	$14,448
Farmland	596	420	382	-	1,398
Residential	8,190	7,615	17,794	773	34,372
Commercial mortgage	8,463	13,540	4,325	237	26,565
Non-Real Estate Secured:
Commercial & Agricultural	4,587	26,112	4,771	293	35,763
Consumer & Other	1,517	8,365	1,427	8	11,317
Total fixed rate loans	$29,112	$58,841	$34,556	$1,354	$123,863

Variable rate loans:
Real Estate Secured:
Construction & development	$7,963	$1,129	$17,352	$23,959	$50,403
Farmland	1,491	590	8,938	10,786	21,805
Residential	16,344	6,672	70,723	468,207	561,946
Commercial mortgage	4,796	3,447	76,394	191,494	276,131
Non-Real Estate Secured:
Commercial & Agricultural	11,845	1,694	7,481	214	21,234
Consumer & Other	694	66	2,056	-	2,816
Total variable rate loans	$43,133	$13,598	$182,944	$694,660	$934,335

Total loans:
Real Estate Secured:
Construction & development	$13,722	$3,918	$23,209	$24,002	$64,851
Farmland	2,087	1,010	9,320	10,786	23,203
Residential	24,534	14,287	88,517	468,980	596,318
Commercial mortgage	13,259	16,987	80,719	191,731	302,696
Non-Real Estate Secured:
Commercial & Agricultural	16,432	27,806	12,252	507	56,997
Consumer & Other	2,211	8,431	3,483	8	14,133
Total loans	$72,245	$72,439	$217,500	$696,014	$1,058,198

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 6.07% in 2025 compared to an average yield of 5.72% in 2024. The increase in yield during 2025 was primarily due to core loan growth of $74.2 million in 2025 and an increase in interest rates during the year. Management anticipates that this loan growth, in addition to higher rates in the current year, will have a positive impact on both earning assets and loan yields.

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of December 31, 2025 approximately 44.45% of our commercial mortgage loans are owner occupied and 55.55% are non-owner occupied.

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

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2025, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$40,039	$43,137	$83,176	27.48%
Hotel	-	52,127	52,127	17.22%
Warehouse	29,584	8,675	38,259	12.64%
Retail	19,416	17,102	36,518	12.06%
Restaurants	11,444	4,630	16,074	5.31%
Industrial	12,064	3,932	15,996	5.28%
Mini-storage	2,279	13,308	15,587	5.15%
Churches	8,933	719	9,652	3.19%
Assisted living	189	7,438	7,627	2.52%
Other	10,600	17,080	27,680	9.15%
Total	$134,548	$168,148	$302,696	100.00%

Management’s Discussion and Analysis

Investment Securities

The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies, U.S. Government Sponsored Enterprises and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2025 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

The total amortized cost of investment securities decreased by approximately $11.3 million from December 31, 2024 to December 31, 2025, while the average balance of investment securities carried throughout the year decreased by approximately $11.8 million from 2024 to 2025. The average yield of the investment portfolio increased to 2.09% for the year ended December 31, 2025 compared to 2.08% for 2024.

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	December 31, 2025
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Market Value 12/31/25	Book Value 12/31/25
Investment securities:
U.S. Government agencies	$4,979	$3,385	$14,649	$-	$23,013	$25,457
Mortgage-backed securities	199	4,100	21,792	25,570	51,661	58,040
State and municipal securities	-	5,465	23,678	10,279	39,422	45,939
Total	$5,178	$12,950	$60,119	$35,849	$114,096	$129,436

Weighted average yields (1):
U.S. Government agencies	3.08%	1.57%	1.71%	0.00%	1.96%
Mortgage-backed securities	2.01%	1.64%	2.33%	1.49%	1.84%
State and municipal securities	0.00%	1.47%	2.13%	2.48%	2.15%
Total	3.04%	1.55%	2.10%	1.79%	1.97%

(1)	Weighted average yields on investment securities are based on amortized cost and are calculated on a tax equivalent basis.

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

Average total deposits for the year ended December 31, 2025 amounted to $1.14 billion, which was a increase of $148.9 million, or 15.05% from $989.8 million at December 31, 2024. Average core deposits totaled $1.02 billion in 2025 representing a 13.60% increase from the $901.7 million in 2024. The percentage of the Company’s average deposits that are interest-bearing increased to 68.8% in 2025 compared to 68.4% in 2024. The percentage of the Company’s average demand deposits, which earn no interest, decreased from 31.6% in 2024 to 31.2% in 2025. Average deposits for the periods ended December 31, 2025 and 2024 are summarized in Table 9.

Table 9. Deposit Mix (dollars in thousands)

	December 31, 2025			December 31, 2024
	Average Balance	% of Total Deposits	Average Rate Paid	Average Balance	% of Total Deposits	Average Rate Paid
Interest-bearing deposits:
Interest-bearing DDA accounts	$153,129	13.5%	0.15%	$138,160	14.0%	0.13%
Money market	97,122	8.5%	2.00%	79,945	8.1%	1.53%
Savings	172,456	15.1%	0.13%	157,141	15.9%	0.11%
Individual retirement accounts	50,175	4.4%	2.38%	43,047	4.3%	2.40%
CD’s $250,000 or less	196,159	17.2%	3.21%	170,338	17.2%	3.60%
CD’s greater than $250,000	114,472	10.1%	3.73%	88,169	8.9%	4.43%
Total interest-bearing deposits	783,513	68.8%	1.80%	676,800	68.4%	1.87%
Noninterest-bearing deposits	355,236	31.2%	0.00%	313,026	31.6%	0.00%
Total deposits	$1,138,749	100.0%	1.24%	$989,826	100.0%	1.28%

The average balance of certificates of deposit issued in denominations of more than $250,000 increased by $26.3 million, or 29.83%, for the year ended December 31, 2025 compared to December 31, 2024. The strategy of management has been to support loan growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. However, during 2025, increased interest rates and competition for deposits led to a shift in deposit balances as customers moved funds from lower cost deposits to higher cost certificates of deposit. During 2025 average balances in lower cost deposits increased by $89.7 million and higher cost individual retirement accounts and certificates of deposit increased by $59.2 million.

Management’s Discussion and Analysis

Deposits, continued

Estimated uninsured deposits totaled $407.8 million and $332.2 million at December 31, 2025 and December 31, 2024, respectively. Uninsured amounts are estimated based on the portion of account balance in excess of FDIC insurance limits. Table 10 provides maturity information relating to uninsured time deposits at December 31, 2025.

Table 10. Estimated Uninsured Time Deposits Maturities (dollars in thousands)

Estimated Uninsured Time Deposits at December 31, 2025:

Remaining maturity of three months or less	$46,353
Remaining maturity over three months through six months	61,062
Remaining maturity over six months through twelve months	15,372
Remaining maturity over twelve months	1,204
Total estimated uninsured time deposits	$123,991

Management’s Discussion and Analysis

Equity

Stockholders’ equity totaled $107.7 million at December 31, 2025 compared to $88.7 million at December 31, 2024. The increase of $19.0 million, or 21.42%, was due to earnings of $15.8 million, $5.6 million in other comprehensive income, less dividend payments of $2.9 million, and share-based compensation of $477 thousand. Book value increased from $15.69 per share at December 31, 2024 to $19.00 per share at December 31, 2025.

Federal capital rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 3.53% as of December 31, 2025.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2025	2024

Tier 1 Capital	$109,056	$99,740
Qualifying allowance for credit losses (limited to 1.25% of risk-weighted assets)	9,091	8,201
Total regulatory capital	$118,147	$107,941
Total risk-weighted assets	$1,024,664	$964,993

Tier 1 capital as a percentage of risk-weighted assets	10.6%	10.3%
Common Equity Tier 1 capital as a percentage of risk-weighted assets	10.6%	10.3%
Total regulatory capital as a percentage of risk-weighted assets	11.5%	11.2%
Leverage ratio*	8.3%	8.2%

*	Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

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

Table 12 provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of December 31, 2025 and 2024.

Table 12. Loan Loss Data (dollars in thousands)

	2025	2024

Allowance for credit losses	$8,666	$8,027
Total loans	$1,058,198	$984,459
Allowance for credit losses to total loans	0.82%	0.82%

Nonperforming loans:
Nonaccrual loans	$4,810	$2,563
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	4,810	2,563
Other real estate owned	-	140
Total nonperforming assets	$4,810	$2,703

Total nonperforming loans as a percentage to total loans	0.45%	0.26%
Total allowance for credit losses to nonperforming loans	180.17%	313.19%
Total nonperforming assets as a percentage to total assets	0.37%	0.22%
Total nonaccrual loans as a percentage to total loans	0.45%	0.26%
Total allowance for credit losses to nonaccrual loans	180.17%	313.19%

Total nonperforming loans were 0.45% and 0.26% of total outstanding loans as of December 31, 2025 and 2024, respectively. The majority of the increase in nonaccrual loans from 2024 to 2025 came in the “residential real estate” category due to an increase of $2.7 million during 2025, which was primarily related to one loan relationship going into nonaccrual status. Based on discounted appraisal values, management does not expect any credit losses on the relationship at this time. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Management’s Discussion and Analysis

Nonperforming and Problem Assets, continued

For the years ended December 31, 2025 and 2024, interest income recognized on loans in nonaccrual status was approximately $19 thousand and $25 thousand, respectively. Had these credits been current in accordance with their original terms, the gross interest income for these credits would have been approximately $87 thousand and $75 thousand, respectively for the years ended December 31, 2025 and 2024.

As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024. The property was sold during the second quarter of 2025. There was no other real estate owned at December 31, 2025. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 5 of the “Notes to Consolidated Financial Statements” found in Item 8 of this annual report on Form 10-K.

As of December 31, 2025 and December 31, 2024, we had loans with a current principal balance of $13.7 million and $9.7 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicates above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of December 31, 2025 and December 31, 2024, respectively, potential problem loans classified as “Substandard” totaled $8.7 million and $5.3 million, respectively. As of December 31, 2025 and December 31, 2024, respectively, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of December 31, 2025, loans past due 30-89 days and still accruing totaled $316 thousand compared to $416 thousand at December 31, 2024.

The allowance for credit losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. The reserve for credit losses was approximately 0.82% of total loans at December 31, 2025 and 2024, respectively.

Management’s Discussion and Analysis

Table 13 shows net charge-offs, average loan balances and the percentage of charge-offs to average loan balances. The allocation of the allowance for credit losses is detailed in Table 14.

Table 13. Analysis of Net Charge-Offs (dollars in thousands)

	December 31, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$-	$68,126	0.00%
Farmland	-	23,668	0.00%
Residential	1	558,135	0.00%
Commercial mortgage	4	296,448	0.00%
Commercial & agriculture	(4)	60,964	(0.01% )
Consumer & other	(121)	17,175	(0.70% )
Total	$(120)	$1,024,516	(0.01% )

	December 31, 2024
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
	Recoveries	Loans	Loans

Construction & development	$-	$57,397	0.00%
Farmland	-	24,468	0.00%
Residential	14	446,612	0.00%
Commercial mortgage	4	275,560	0.00%
Commercial & agriculture	13	53,491	0.02%
Consumer & other	(87)	16,821	(0.52% )
Total	$(56)	$874,349	(0.01% )

Table 14. Allocation of the Allowance for Credit Losses (dollars in thousands)

	December 31, 2025			December 31, 2024
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ALL to Loans	% of Loans to Total Loans

Construction & development	$924	1.42%	6.13%	$1,012	1.47%	6.97%
Farmland	182	0.78%	2.19%	174	0.71%	2.48%
Residential	4,677	0.78%	56.35%	4,070	0.79%	52.63%
Commercial mortgage	2,192	0.72%	28.61%	1,941	0.66%	29.78%
Commercial & agriculture	530	0.93%	5.38%	504	0.82%	6.22%
Consumer and other	161	1.14%	1.34%	326	1.72%	1.92%
Total	$8,666	0.82%	100.00%	$8,027	0.82%	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2025 and 2024 is as follows:

	2025	2024

Commitments to extend credit	$227,390	$210,610
Standby letters of credit	3,091	1,398
	$230,481	$212,008

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 7.2% at December 31, 2025 compared to 7.7% at December 31, 2024. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2025. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2025 the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to changes in interest rates exceed assets subject to interest rate changes (nonasset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2025 Maturities/Repricing

	1 to 3 Months	4 to 12 Months	13 to 60 Months	Over 60 Months	Total
Interest-Earning Assets:
Interest bearing deposits	$3,125	$-	$-	$-	$3,125
Fed funds sold	343	-	-	-	343
Investments	4,979	199	14,466	94,452	114,096
Loans	179,450	102,472	624,300	151,976	1,058,198
Total	$187,897	$102,671	$638,766	$246,428	$1,175,762

Interest-Bearing Liabilities:
Interest-bearing DDA accounts	$157,872	$-	$-	$-	$157,872
Money market	116,600	-	-	-	116,600
Savings	169,627	-	-	-	169,627
Time deposits	135,658	206,970	20,437	-	363,065
Borrowings	-	-	-	-	-
Total	$579,757	$206,970	$20,437	$-	$807,164

Interest sensitivity gap	$(391,860)	$(104,299)	$618,329	$246,428	$368,598
Cumulative interest sensitivity gap	$(391,860)	$(496,159)	$122,170	$368,598	$368,598
Ratio of sensitivity gap to total earning assets	-33.3%	-8.9%	52.6%	21.0%	31.4%
Cumulative ratio of sensitivity gap to total earning assets	-33.3%	-42.2%	10.4%	31.4%	31.4%

Management’s Discussion and Analysis

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank’s twelve-month forecasts for changes in net interest income and market value of equity resulting from changes in rates of up to 400 basis points up or down, as of December 31, 2025.

Table 16. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity
		Change	% Change
	Net	in Net	in Net		Market
Change in Interest Rates	Interest	Interest	Interest		Value
(Basis Points)	Income	Income	Income		of Equity

+400	$57,184	$1,667	3.00%		$189,488
+300	56,760	1,243	2.24%		208,384
+200	56,347	830	1.50%		224,540
+100	55,974	457	0.82%		235,699
0	55,517	-	-		239,371
-100	53,222	(2,295)	(4.13%	)	234,563
-200	51,097	(4,420)	(7.96%	)	222,730
-300	49,518	(5,999)	(10.81%	)	210,887
-400	48,638	(6,879)	(12.39%	)	203,219

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

Management’s Discussion and Analysis

Table 17. Financial Highlights1

	2025	2024	2023	2022	2021
Summary of Operations

Interest income	$65,749	$53,536	$43,365	$36,567	$34,756
Interest expense	15,353	14,066	7,767	1,930	2,429
Net interest income	50,396	39,470	35,598	34,637	32,327
Provision for (Recovery of) credit losses	868	1,116	(50)	606	723
Other income	7,785	7,285	6,970	6,257	6,568
Other expense	37,281	36,281	30,542	27,488	26,267
Income taxes	4,190	1,933	2,376	2,519	2,423
Net income	$15,842	$7,425	$9,700	$10,281	$9,482

Per Share Data

Net income	$2.84	$1.34	$1.74	$1.84	$1.59
Cash dividends declared	0.52	0.46	0.42	0.32	0.27
Book value	19.00	15.69	14.84	12.98	15.20

Year-end Balance Sheet Summary

Loans, net	$1,049,532	$976,432	$810,965	$748,624	$677,855
Investment securities	114,096	118,287	127,389	135,151	129,715
Total assets	1,293,303	1,217,599	1,045,843	997,734	995,848
Deposits	1,178,165	1,092,203	928,742	920,327	898,226
Stockholders’ equity	107,664	88,668	82,882	72,936	85,194

Selected Ratios

Return on average assets	1.24%	0.67%	0.96%	1.01%	1.01%
Return on average equity	16.16%	8.69%	12.70%	13.35%	10.98%
Dividend payout ratio	18.55%	34.71%	24.26%	17.48%	17.13%
Average equity to average assets	7.70%	7.70%	7.55%	7.59%	9.19%

[1]	In thousands of dollars, except per share data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Skyline Bankshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the consolidated related statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses - Loans

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $1.06 billion and related allowance for credit losses (“ACL”) of $8.67 million as of December 31, 2025. As described by the Company in Note 1, the Company measures expected credit losses for loans on a pooled basis by loan segment using a lifetime probability of default / loss given default methodology. Using this methodology, an estimate of probability of default and a lifetime loss rate is applied to each loan segment based on the Company’s loss history during the economic life cycle of the loan segments. The ACL calculation includes subjective adjustments for qualitative risk factors, which may increase or reduce reserve levels. Qualitative adjustments may be made to incorporate changes in asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured in the calculation. In addition, the Company incorporates reasonable and supportable forecasts in certain qualitative adjustments.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Charlotte, North Carolina

March 20, 2026

Consolidated Balance Sheets

December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Assets

Cash and due from banks	$19,724	$17,889
Interest-bearing deposits with banks	3,125	1,562
Federal funds sold	343	-
Total cash and cash equivalents	23,192	19,451
Investment securities available for sale	114,096	118,287
Restricted equity securities	3,474	4,034
Loans	1,058,198	984,459
Allowance for credit losses	(8,666)	(8,027)
Net loans	1,049,532	976,432
Cash value of life insurance	27,169	26,743
Other real estate owned	-	140
Properties and equipment, net	40,760	34,663
Accrued interest receivable	4,541	4,013
Core deposit intangible	3,043	3,815
Goodwill	7,900	7,900
Deferred tax assets, net	3,696	5,593
Other assets	15,900	16,528
	$1,293,303	$1,217,599

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$371,001	$337,918
Interest-bearing	807,164	754,285
Total deposits	1,178,165	1,092,203

Borrowings	-	25,000
Fed funds purchased	-	4,254
Accrued interest payable	531	950
Other liabilities	6,943	6,524
	1,185,639	1,128,931

Commitments and contingencies (Note 19)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,666,204 and 5,651,704 issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Surplus	33,984	33,507
Retained earnings	86,617	73,714
Accumulated other comprehensive loss	(12,937)	(18,553)
	107,664	88,668
	$1,293,303	$1,217,599

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2025 and 2024

(dollars in thousands except share amounts)	2025	2024

Interest income
Loans and fees on loans	$62,164	$49,974
Interest-bearing deposits with banks	667	390
Federal funds sold	18	37
Interest on taxable securities	2,408	2,666
Interest on nontaxable securities	195	205
Dividends	297	264
	65,749	53,536
Interest expense
Deposits	14,130	12,650
Interest on borrowings	1,223	1,416
	15,353	14,066
Net interest income	50,396	39,470

Provision for credit losses	868	1,116
Net interest income after provision for credit losses	49,528	38,354

Noninterest income
Service charges on deposit accounts	2,506	2,317
Other service charges and fees	4,181	3,844
Net realized losses on securities	-	(141)
Mortgage origination fees	238	277
Increase in cash value of life insurance	694	643
Life insurance income	60	221
Other income	106	124
	7,785	7,285
Noninterest expenses
Salaries and employee benefits	19,445	17,770
Occupancy and equipment	5,867	5,636
Data processing expense	3,483	3,019
FDIC Assessments	963	720
Advertising	1,071	965
Bank franchise tax	520	466
Director fees	400	326
Professional fees	1,084	856
Telephone expense	475	473
Core deposit intangible amortization	772	482
Merger related expenses	-	2,423
Other expense	3,201	3,145
	37,281	36,281
Income before income taxes	20,032	9,358

Income tax expense	4,190	1,933

Net income	$15,842	$7,425
Basic earnings per share	$2.84	$1.34
Weighted average shares outstanding	5,585,582	5,557,210
Dividends declared per share	$0.52	$0.46

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Net Income	$15,842	$7,425

Other comprehensive income

Net change in pension reserve:
Change in pension reserve during the year	14	692
Tax related to change in pension reserve	(3)	(145)

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the year	7,095	164
Tax related to unrealized gains	(1,490)	(35)
Reclassification of net realized losses during the year	-	141
Tax related to net realized losses	-	(30)

Total other comprehensive income	5,616	787

Total comprehensive income	$21,458	$8,212

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2025 and 2024

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2023	5,584,204	$-	$33,356	$68,866	$(19,340)	$82,882

Net income	-	-	-	7,425	-	7,425
Other comprehensive income	-	-	-	-	787	787
Dividends paid ($0.46 per share)	-	-	-	(2,577)	-	(2,577)
Stock awards issued	87,500	-	-	-	-	-
Share-based compensation	-	-	381	-	-	381
Common stock repurchased	(20,000)	-	(230)	-	-	(230)

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

Net income	-	-	-	15,842	-	15,842
Other comprehensive income	-	-	-	-	5,616	5,616
Dividends paid ($0.52 per share)	-	-	-	(2,939)	-	(2,939)
Stock awards issued	14,500	-	-	-	-	-
Share-based compensation	-	-	477	-	-	477

Balance, December 31, 2025	5,666,204	$-	$33,984	$86,617	$(12,937)	$107,664

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Cash flows from operating activities
Net income	$15,842	$7,425
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,032	2,040
Amortization of core deposit intangible	772	482
Accretion of loan discount and deposit premium, net	(922)	(448)
Provision for credit loss	868	1,116
Deferred income taxes	405	1,446
Net realized losses on securities	-	141
Accretion of discount on securities, net of amortization of premiums	23	72
Deferred compensation	117	179
Share-based compensation	477	381
Loss on sale of other real estate owned	27	-
Life insurance income	(60)	(221)
Changes in assets and liabilities:
Cash value of life insurance	(694)	(643)
Accrued interest receivable	(528)	(137)
Other assets	1,042	689
Accrued interest payable	(419)	144
Other liabilities	(208)	72
Net cash provided by operating activities	18,774	12,738

Cash flows from investing activities
Activity in available for sale securities:
Sales	-	46,210
Maturities/calls/paydowns	11,263	9,487
Redemption (purchases) of restricted equity securities	560	(214)
Net increase in loans	(72,876)	(79,136)
Proceeds from life insurance contracts	328	730
Proceeds from sale of other real estate owned	113	-
Purchases of property and equipment	(8,129)	(3,702)
Cash paid in business combination, net of cash received	-	(17,733)
Net cash used in investing activities	(68,741)	(44,358)

Cash flows from financing activities
Net increase in deposits	85,901	38,119
Proceeds from FHLB advances	304,500	175,000
Repayments on FHLB advances	(324,500)	(188,088)
Net change in fed funds purchased	(4,254)	4,254
Advances on short-term line of credit	4,000	10,000
Payment on short-term line of credit	(9,000)	(5,000)
Repayment of bank term funding program advances	-	(2,500)
Common stock repurchased	-	(230)
Dividends paid	(2,939)	(2,577)
Net cash provided by financing activities	53,708	28,978
Net increase (decrease) in cash and cash equivalents	3,741	(2,642)

Cash and cash equivalents, beginning	19,451	22,093
Cash and cash equivalents, ending	$23,192	$19,451

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Supplemental disclosure of cash flow information
Interest paid	$15,772	$13,647
Taxes paid	$2,714	$1,157

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized loss on available for sale securities	$5,605	$240
Effect on equity of change in funded pension liability	$11	$547
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$35

Business combination
Assets acquired (excluding goodwill)	$-	$154,128
Liabilities assumed	$-	$133,771
Net assets	$-	$20,357
Goodwill recorded	$-	$4,643
Cash paid to acquire Johnson County Bank	$-	$25,000

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

Restrictions on Cash

The Bank is required to maintain vault cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Federal Reserve lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there were no required reserve balances as of December 31, 2025 or December 31, 2024.

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

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with 1) the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or 2) the earnings effect of the hedged forecasted transactions in a cash flow hedge. See additional discussion of interest rate swap contracts in Note 12 to the consolidated financial statements.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities, which is reported in accrued interest receivable on the consolidated balance sheets, totaled $535 thousand and $584 thousand at December 31, 2025 and December 31, 2024, respectively and was excluded from the estimate of credit losses.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.0 million and $3.4 million at December 31, 2025 and December 31, 2024, respectively and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Purchased Credit Deteriorated Loans

Upon adoption of ASC 326, loans that were designated as Purchased Credit Impaired loans under the previous accounting guidance were classified as Purchased Credit Deteriorated (“PCD”) loans without reassessment.

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

As of December 31, 2025, only restricted stock awards have been issued to key employees and stock awards have been issued to non-employee directors. The fair value of the stock awards or restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. See additional discussion of share-based compensation in Note 17 to the consolidated financial statements.

Pension Plan

Prior to the Cardinal merger, both the Bank and Floyd had qualified noncontributory defined benefit pension plans in place which covered substantially all of each bank’s employees. The benefits in each plan are primarily based on years of service and earnings. Both the Bank’s and Floyd’s plans were amended to freeze benefit accruals for all eligible employees prior to the effective date of the Cardinal merger. The Bank’s plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation. Floyd’s plan was a multi-employer plan for accounting purposes and was a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. During 2025, the Company withdrew from this multi-employer plan and adopted a qualified successor plan. This plan is a single-employer plan, the funded status of which is measured as the difference between the fair value of plan assets and the projected benefit obligation. See additional discussion of pension plans in Note 16 to the consolidated financial statements.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. The test as of November 1, 2025 found no impairment on the goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. Wire transfer fees, overdraft and nonsufficient funds fees, and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2025 and 2024 amounted to $2.5 million and $2.3 million, respectively.

Mortgage Origination Fees – Mortgage origination fees consist of commissions received on mortgage loans closed in the secondary market. The Company acts as an intermediary between the Company’s customer and companies that specialize in mortgage lending in the secondary market. The Company’s performance obligation is generally satisfied when the mortgage loan is closed and funded and the Company receives its commission at that time. Fees for these services for the years ended December 31, 2025 and 2024 amounted to $238 thousand and $277 thousand, respectively.

Other Service Charges and Fees - Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Fees for these services for the years ended December 31, 2025 and 2024 amounted to $366 thousand and $399 thousand, respectively. In addition, the following items are also included in other service charges and fees on the consolidated statements of income:

●

ATM, Credit, Debit Card & Merchant Services Fees - ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or Mastercard. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for ATM fees, interchange fee income, and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Fees for these services for the years ended December 31, 2025 and 2024 amounted to $3.7 million and $3.4 million, respectively.

●

Investment Services Income - Investment services income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. For the years ended December 31, 2025 and 2024, the Company received $74 thousand and $72 thousand, respectively in income from these services.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2025 and 2024 amounted to $1.1 million and $965 thousand, respectively.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. For the years ended December 31, 2025 and 2024, there were no dilutive instruments.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. The accumulated balances related to each component of other comprehensive income, net of tax, are as follows:

(dollars in thousands)	Unrealized Gains And Losses On Available for Sale Securities	Defined Benefit Pension Items	Total

Balance, December 31, 2023	$(17,964)	$(1,376)	$(19,340)
Other comprehensive income before Reclassifications	129	547	676
Amounts reclassified from accumulated other comprehensive loss	111	-	111
Balance, December 31, 2024	$(17,724)	$(829)	$(18,553)

Balance, December 31, 2024	$(17,724)	$(829)	$(18,553)
Other comprehensive income before Reclassifications	5,605	11	5,616
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Balance, December 31, 2025	$(12,119)	$(818)	$(12,937)

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

In November 2025, the FASB amended the Financial Instruments—Credit Losses topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2025, the FASB amended the Derivatives and Hedging topic in the Accounting Standards Codification to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this ASU. Upon adoption of the amendments, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2025, the FASB amended the Interim Reporting topic in the Accounting Standards Codification to clarify current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2025, the FASB issued amendments to the Codification to make incremental improvements to generally accepted accounting principles. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will apply the amendments prospectively to all transactions recognized on or after the date that the Company first applies the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

Year Ended
December 31,
2024
(Unaudited)

Net interest income	$42,877
Net income (a)	$7,347

Weighted average shares outstanding (b)	5,557,210
Earnings per common share	$1.32

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

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2025 and 2024 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of December 31, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
Available for sale:
U.S. Government agencies	$25,457	$-	$(2,444)	$23,013
Mortgage-backed securities	58,040	-	(6,379)	51,661
State and municipal securities	45,939	7	(6,524)	39,422
	$129,436	$7	$(15,347)	$114,096
December 31, 2024
Available for sale:
U.S. Treasury securities	$2,502	$-	$(14)	$2,488
U.S. Government agencies	25,309	-	(3,804)	21,505
Mortgage-backed securities	65,080	-	(9,542)	55,538
Corporate securities	1,500	-	(9)	1,491
State and municipal securities	46,331	5	(9,071)	37,265
	$140,722	$5	$(22,440)	$118,287

Restricted equity securities totaled $3.5 million at December 31, 2025 and $4.0 million at December 31, 2024. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale:
U.S. Government agencies	$-	$-	$23,013	$(2,444)	23,013	$(2,444)
Mortgage-backed securities	-	-	51,661	(6,379)	51,661	(6,379)
State and municipal securities	-	-	38,405	(6,524)	38,405	(6,524)
Total securities available for sale	$-	$-	$113,079	$(15,347)	$113,079	$(15,347)

December 31, 2024
Available for sale:
U.S. Treasury securities	$-	$-	$2,488	$(14)	2,488	$(14)
U.S. Government agencies	-	-	21,505	(3,804)	21,505	(3,804)
Mortgage-backed securities	-	-	55,538	(9,542)	55,538	(9,542)
Corporate securities	-	-	1,491	(9)	1,491	(9)
State and municipal securities	584	(16)	35,967	(9,055)	36,551	(9,071)
Total securities available for sale	$584	$(16)	$116,989	$(22,424)	$117,573	$(22,440)

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

At December 31, 2025, 76 investment securities with unrealized losses had depreciated 11.95 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no allowance for credit losses related to the available for sale portfolio.

There were no sales of investment securities available for sale for the year ended December 31, 2025. Proceeds from sales of investment securities available for sale were $46.2 million for the year ended December 31, 2024. Proceeds from called securities totaled $50 thousand and $2.7 million for the years ended December 31, 2025 and 2024, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. The realized loss shown below for the year ended December 31, 2024 resulted from the recognition of unamortized premiums on a called bond that had no pre-set call date. Gross realized gains and losses for the years ended December 31 are as follows:

(dollars in thousands)	2025	2024

Realized gains	$-	$-
Realized losses	-	(141)
	$-	$(141)

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at December 31, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,185	$5,178
Due after one year through five years	13,842	12,950
Due after five years through ten years	67,181	60,119
Due after ten years	43,228	35,849
	$129,436	$114,096

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $55.3 million and $56.9 million at December 31, 2025 and 2024, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	2025	2024

Real Estate Secured:
Construction & development	$64,851	$68,650
Farmland	23,203	24,412
Residential	596,318	518,122
Commercial mortgage	302,696	293,151
Non-Real Estate Secured:
Commercial & agricultural	56,997	61,187
Consumer & other	14,133	18,937
Total loans	1,058,198	984,459
Allowance for credit losses	(8,666)	(8,027)
Loans, net of allowance for credit losses	$1,049,532	$976,432

Included in total loans above are deferred loan fees of $1.8 million and $1.5 million at December 31, 2025 and December 31, 2024, respectively. Deferred loan costs were $6.0 million and $5.2 million, at December 31, 2025 and December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities and unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $4.0 million at December 31, 2025 and $3.4 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets.

As of December 31, 2025 and 2024, substantially all of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of December 31, 2025 and 2024, the Bank had no residential real estate loans in the process of foreclosure.

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the year ended December 31, 2025, was due to the increase in loan volume and changes in the Company’s forecast variables during the year ended December 31, 2025.

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

The following tables summarizes the activity related to the allowance for credit losses for the years ended December 31, 2025 and 2024 under the CECL methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027
Charge-offs	-	-	(1)	-	(35)	(163)	(199)
Recoveries	-	-	2	4	31	42	79
Provision for credit losses	(88)	8	606	247	30	(44)	759
Balance, December 31, 2025	$924	$182	$4,677	$2,192	$530	$161	$8,666

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

Balance, December 31, 2023	$910	$154	$3,167	$1,902	$424	$182	$6,739
Merger adjustment for PCD acquired loans	45	-	148	1	-	2	196
Charge-offs	-	-	-	-	(16)	(114)	(130)
Recoveries	-	-	14	4	29	27	74
Provision for credit losses	57	20	741	34	67	229	1,148
Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of December 31, 2025 and December 31, 2024, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2025 and December 31, 2024:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
December 31, 2025
Real Estate Secured:
Construction & development	$64,486	$365	$-	$-	$64,851
Farmland	21,419	-	1,154	630	23,203
Residential	584,031	358	5,065	6,864	596,318
Commercial mortgage	295,722	4,430	1,584	960	302,696
Non-Real Estate Secured:
Commercial & agricultural	56,112	668	17	200	56,997
Consumer & other	14,069	21	-	43	14,133
Total	$1,035,839	$5,842	$7,820	$8,697	$1,058,198

December 31, 2024
Real Estate Secured:
Construction & development	$68,459	$-	$175	$16	$68,650
Farmland	23,234	111	272	795	24,412
Residential	511,943	205	2,270	3,704	518,122
Commercial mortgage	286,140	3,548	3,017	446	293,151
Non-Real Estate Secured:
Commercial & agricultural	61,133	-	54	-	61,187
Consumer & other	18,550	-	22	365	18,937
Total	$969,459	$3,864	$5,810	$5,326	$984,459

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	To Term	Total

Construction & development
Pass	$29,637	$12,038	$4,406	$3,158	$5,110	$6,716	$3,326	$95	$64,486
Watch	-	-	-	-	-	-	-	365	365
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction & development	$29,637	$12,038	$4,406	$3,158	$5,110	$6,716	$3,326	$460	$64,851

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$4,730	$2,223	$2,334	$1,711	$447	$8,145	$1,829	$-	$21,419
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	772	160	222	-	1,154
Substandard	-	-	-	-	-	630	-	-	630
Total farmland	$4,730	$2,223	$2,334	$1,711	$1,219	$8,935	$2,051	$-	$23,203

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$97,859	$62,494	$59,933	$97,801	$50,254	$117,024	$98,457	$209	$584,031
Watch	99	-	62	-	-	197	-	-	358
Special Mention	-	594	247	1,057	721	2,446	-	-	5,065
Substandard	-	1,008	865	2,427	74	588	1,902	-	6,864
Total residential	$97,958	$64,096	$61,107	$101,285	$51,049	$120,255	$100,359	$209	$596,318

Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Commercial mortgage
Pass	$36,621	$31,518	$39,769	$49,127	$40,196	$86,602	$11,680	$209	$295,722
Watch	-	-	-	1,962	-	2,468	-	-	4,430
Special Mention	-	117	-	-	418	1,049	-	-	1,584
Substandard	-	110	-	-	68	782	-	-	960
Total commercial mortgage	$36,621	$31,745	$39,769	$51,089	$40,682	$90,901	$11,680	$209	$302,696

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$16,796	$10,418	$6,083	$4,037	$1,983	$1,802	$14,538	$455	$56,112
Watch	-	-	73	-	-	-	595	-	668
Special Mention	-	-	-	-	4	13	-	-	17
Substandard	-	43	9	-	18	130	-	-	200
Total commercial & agricultural	$16,796	$10,461	$6,165	$4,037	$2,005	$1,945	$15,133	$455	$56,997

Current period gross write-offs	$-	$9	$26	$-	$-	$-	$-	$-	$35

Consumer & other
Pass	$5,227	$2,303	$1,166	$1,447	$1,092	$2,085	$749	$-	$14,069
Watch	-	-	21	-	-	-	-	-	21
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	6	-	-	-	37	-	-	43
Total consumer & other	$5,227	$2,309	$1,187	$1,447	$1,092	$2,122	$749	$-	$14,133

Current period gross write-offs	$43	$51	$34	$10	$4	$21	$-	$-	$163

Total loans
Pass	$190,870	$120,994	$113,691	$157,281	$99,082	$222,374	$130,579	$968	$1,035,839
Watch	99	-	156	1,962	-	2,665	595	365	5,842
Special Mention	-	711	247	1,057	1,915	3,668	222	-	7,820
Substandard	-	1,167	874	2,427	160	2,167	1,902	-	8,697
Total loans	$190,969	$122,872	$114,968	$162,727	$101,157	$230,874	$133,298	$1,333	$1,058,198

Total Current period gross write-offs	$43	$60	$60	$10	$4	$22	$-	$-	$199

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	To Term	Total

Construction & development
Pass	$30,338	$14,211	$5,520	$5,753	$1,532	$7,477	$3,628	$-	$68,459
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	175	-	-	-	-	-	-	175
Substandard	-	-	-	-	-	-	16	-	16
Total construction & development	$30,338	$14,386	$5,520	$5,753	$1,532	$7,477	$3,644	$-	$68,650

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,552	$3,731	$1,900	$1,387	$2,447	$9,452	$1,765	$-	$23,234
Watch	-	-	-	-	-	111	-	-	111
Special Mention	-	-	-	-	-	172	100	-	272
Substandard	-	-	-	-	-	795	-	-	795
Total farmland	$2,552	$3,731	$1,900	$1,387	$2,447	$10,530	$1,865	$-	$24,412

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$61,276	$71,168	$106,237	$57,887	$49,039	$85,197	$80,211	$928	$511,943
Watch	-	-	-	-	205	-	-	-	205
Special Mention	219	-	1,148	239	230	434	-	-	2,270
Substandard	-	840	2,270	-	-	594	-	-	3,704
Total residential	$61,495	$72,008	$109,655	$58,126	$49,474	$86,225	$80,211	$928	$518,122

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$36,499	$42,952	$48,518	$47,717	$36,479	$68,699	$5,276	$-	$286,140
Watch	-	-	-	1,413	2,024	67	44	-	3,548
Special Mention	-	-	2,615	-	-	402	-	-	3,017
Substandard	-	-	-	-	-	446	-	-	446
Total commercial mortgage	$36,499	$42,952	$51,133	$49,130	$38,503	$69,614	$5,320	$-	$293,151

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$15,252	$11,704	$5,920	$3,185	$926	$1,853	$22,261	$32	$61,133
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	36	-	-	18	-	-	54
Substandard	-	-	-	-	-	-	-	-	-
Total commercial & agricultural	$15,252	$11,704	$5,956	$3,185	$926	$1,871	$22,261	$32	$61,187

Current period gross write-offs	$-	$16	$-	$-	$-	$-	$-	$-	$16

Consumer & other
Pass	$7,446	$3,365	$2,200	$1,726	$103	$2,924	$786	$-	$18,550
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	16	-	-	-	-	6	-	22
Substandard	16	2	2	308	-	37	-	-	365
Total consumer & other	$7,462	$3,383	$2,202	$2,034	$103	$2,961	$792	$-	$18,937

Current period gross write-offs	$18	$46	$12	$8	$4	$26	$-	$-	$114

Total loans
Pass	$153,363	$147,131	$170,295	$117,655	$90,526	$175,602	$113,927	$960	$969,459
Watch	-	-	-	1,413	2,229	178	44	-	3,864
Special Mention	219	191	3,799	239	230	1,026	106	-	5,810
Substandard	16	842	2,272	308	-	1,872	16	-	5,326
Total loans	$153,598	$148,164	$176,366	$119,615	$92,985	$178,678	$114,093	$960	$984,459

Total Current period gross write-offs	$18	$62	$12	$8	$4	$26	$-	$-	$130

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	December 31, 2025
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	63	63
Residential	3,264	1,172	4,436
Commercial mortgage	-	112	112
Commercial & agricultural	-	157	157
Consumer & other	-	42	42
Total	$3,264	$1,546	$4,810

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	70	70
Residential	840	848	1,688
Commercial mortgage	293	153	446
Commercial & agricultural	-	-	-
Consumer & other	-	359	359
Total	$1,133	$1,430	$2,563

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	67	20
Commercial mortgage	1	-
Commercial & agricultural	1	-
Consumer & other	3	1
Total	$72	$21

The following table represents the interest income recognized on loans before they entered nonaccrual status during the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	172	56
Commercial mortgage	2	-
Commercial & agricultural	3	-
Consumer & other	5	2
Total	$182	$58

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of December 31, 2025:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2025
Real Estate Secured:
Construction & development	$-	$-	$-	$-	$64,851	$64,851
Farmland	-	-	-	63	23,140	23,203
Residential	197	47	-	4,436	591,638	596,318
Commercial mortgage	27	-	-	112	302,557	302,696
Non-Real Estate Secured:
Commercial & agricultural	10	-	-	157	56,830	56,997
Consumer & other	26	9	-	42	14,056	14,133
Total	$260	$56	$-	$4,810	$1,053,072	$1,058,198

The following table presents an aging analysis of past due loans by category as of December 31, 2024:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2024
Real Estate Secured:
Construction & development	$134	$-	$-	$-	$68,516	$68,650
Farmland	-	-	-	70	24,342	24,412
Residential	97	116	-	1,688	516,221	518,122
Commercial mortgage	-	-	-	446	292,705	293,151
Non-Real Estate Secured:
Commercial & agricultural	-	-	-	-	61,187	61,187
Consumer & other	46	23	-	359	18,509	18,937
Total	$277	$139	$-	$2,563	$981,480	$984,459

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	2025	2024

Construction & development	$-	$-
Farmland	-	-
Residential	5,064	3,105
Commercial mortgage	-	292
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$5,064	$3,397

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There were no commitments to lend additional funds to borrowers experiencing financial difficulty as of December 31, 2025 and December 31, 2024.

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

There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2025. The following table shows the amortized cost basis as of December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty, continued

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2025 and 2024:

	Payment Status (Amortized Cost Basis)
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

December 31, 2025
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	592	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	-	-	-
Total	$592	$-	$-

December 31, 2024
Construction & development	$-	$-	$-
Farmland	-	-	-
Residential	605	-	-
Commercial mortgage	-	-	-
Commercial & agricultural	-	-	-
Consumer & other	308	-	-
Total	$913	$-	$-

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the years ended December 31, 2025 and 2024:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

Balance, December 31, 2024	$370
Provision for credit losses - unfunded commitments	109
Balance, December 31, 2025	$479

Balance, December 31, 2023	$402
(Recovery of ) provision for credit losses - unfunded commitments	(32)
Balance, December 31, 2024	$370

Notes to Consolidated Financial Statements

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2025 and 2024, are as follows:

(dollars in thousands)	2025	2024

Land	$11,746	$8,933
Buildings and improvements	33,301	29,803
Furniture and equipment	8,776	14,618
	53,823	53,354

Less accumulated depreciation	(13,063)	(18,691)
	$40,760	$34,663

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $2.0 million and $2.0 million, respectively.

Note 7. Goodwill and Intangible Assets

An analysis of goodwill during the years ended December 31, 2025 and 2024 is as follows:

(dollars in thousands)	2025	2024

Beginning of year	$7,900	$3,257
Acquired goodwill as a result of JCB merger	-	4,643
Impairment	-	-
End of the period	$7,900	$7,900

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at December 31, 2025 and 2024 are as follows:

(dollars in thousands)	2025	2024

Balance at beginning of year, net	$3,815	$917
Core deposit intangible as result of JCB Merger	-	3,380
Amortization expense	(772)	(482)
Net book value	$3,043	$3,815

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

For the year ended December 31, 2026	$647
For the year ended December 31, 2027	564
For the year ended December 31, 2028	484
For the year ended December 31, 2029	406
For the year ended December 31, 2030	330
Thereafter	612
Total	$3,043

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

(dollars in thousands)	2025	2024

Lease liabilities	$1,282	$1,522
Right-of-use assets	$1,353	$1,603
Weighted average remaining lease term (years)	6.70	7.28
Weighted average discount rate	4.10%	4.10%

(dollars in thousands)	2025	2024

Lease Expense
Operating lease expense	$307	$381
Short-term lease expense	41	13
Total lease expense	$348	$394

Cash paid for amounts included in lease liabilities	$297	$372

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liabilities:

(dollars in thousands)

Twelve months ending December 31, 2026	$230
Twelve months ending December 31, 2027	223
Twelve months ending December 31, 2028	231
Twelve months ending December 31, 2029	210
Twelve months ending December 31, 2030	168
Thereafter	420
Total undiscounted cash flows	$1,482
Less discount	(200)
Lease liabilities	$1,282

Notes to Consolidated Financial Statements

Note 9. Deposits

The following table presents the composition of deposits at December 31, 2025 and December 31, 2024:

(dollars in thousands)	2025	2024

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$157,872	$148,795
Money market	116,600	85,409
Savings	169,627	176,310
Time deposits	363,065	343,771
Total interest-bearing deposits	807,164	754,285
Noninterest-bearing deposits	371,001	337,918
Total deposits	$1,178,165	$1,092,203

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2025 and 2024 was $124.0 million, and $103.7 million, respectively.

At December 31, 2025, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2026	$342,628
2027	9,085
2028	4,437
2029	2,342
2030	4,573
After Five Years	-
Total	$363,065

Note 10. Short-Term Borrowings

At December 31, 2025 the Bank had no borrowings outstanding classified as short-term.

At December 31, 2024, the Bank had a $15.0 million FHLB advance outstanding at a rate of 5.00%, with a maturity date of January 9, 2025, that was classified as short-term. Also at December 31, 2024, the Bank had a $5.0 million FHLB advance outstanding at a rate of 4.68%, with a maturity date of January 9, 2025, that was classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. On September 5, 2025, this $5.0 million unsecured revolving line of credit was renewed, and as a result the maturity date was changed to September 9, 2026. Interest on the line of credit is variable and is set at the prime rate. At December 31, 2025, there was no balance outstanding under this revolving line of credit. At December 31, 2024, $5.0 million was outstanding under this revolving line of credit at a rate of 7.50% and was classified as short-term debt.

At December 31, 2025, the Bank had established unsecured lines of credit of approximately $73.0 million with correspondent banks to provide additional liquidity if, and as needed. There was nothing outstanding under these lines of credit as of December 31, 2025. At December 31, 2024 the Bank had $4.3 million outstanding under these lines of credit. In addition, the Bank has the ability to borrow up to approximately $391.9 million from the FHLB, subject to the pledging of collateral.

Note 11. Long-Term Borrowings

At December 31, 2025 and 2024, the Bank had no borrowings outstanding classified as long-term.

Notes to Consolidated Financial Statements

Note 12. Interest Rate Swap Contracts

On April 4, 2025 the Bank entered into an International Swap and Derivative Association (“ISDA”) interest rate swap contract of $25.0 million with a financial institution (“counterparty”) to manage its exposure to interest rate changes associated with $25.0 million of 1-month fixed rate FHLB borrowings (representing the notional amount of the swap contract). The swap contract qualifies as a cash flow hedge and, accordingly, the Company records the fair value of the contract on its consolidated balance sheet as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income. The swap contract was to mature on April 10, 2027. On November 3, 2025 the Bank terminated the ISDA interest rate swap contract and as a result of this termination the Bank paid a termination fee of $10 thousand to the counterparty.

The effect of the swap contract was to limit the interest rate exposure on the FHLB borrowings to a fixed rate (3.4725%) versus the USD-SOFR-COMPOUND interest rate. In accordance with the swap agreement, the interest charge was calculated based upon the USD-SOFR-COMPOUND and the fixed rate. If interest as calculated was greater based on the USD-SOFR-COMPOUND, the counterparty paid the difference to the Bank. However, if interest as calculated was greater based on the fixed rates, the Bank paid the difference to the counterparty. The swap agreement resulted in a credit to the Company’s interest expense on borrowings of approximately $98 thousand in 2025.

Note 13. Transactions with Related Parties

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

Aggregate 2025 and 2024 loan transactions with related parties were as follows:

(dollars in thousands)	2025	2024

Balance, beginning	$10,431	$10,125
New loans	4,281	3,348
Repayments	(3,829)	(3,144)
Change in relationship	-	102
Balance, ending	$10,883	$10,431

The Company has accepted deposits during the ordinary course of business from certain directors and executive officers of the Company and from their affiliates and associates. The total amount of these deposits outstanding was $17.1 million, and $16.9 million at December 31, 2025 and 2024, respectively.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2025 and 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of December 31, 2025 and 2024, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2025

Financial Instruments – Assets
Net Loans	$1,049,532	$1,032,254	$-	$-	$1,032,254

Financial Instruments – Liabilities
Time Deposits	363,065	361,318	-	361,318	-

December 31, 2024

Financial Instruments – Assets
Net Loans	$976,432	$944,633	$-	$-	$944,633

Financial Instruments – Liabilities
Time Deposits	343,771	342,239	-	342,239	-
FHLB Advances	20,000	19,998	-	19,998	-

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

Notes to Consolidated Financial Statements

Note 14. Financial Instruments, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of December 31, 2025 and December 31, 2024.

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned. Subsequently, other reals estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price the Company records the other real estate owned as nonrecurring Level 2. When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of the JCB merger, there was one property valued at $140 thousand in other real estate owned at December 31, 2024 and there was no other real estate owned held as of December 31, 2025.

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025
Investment securities available for sale
U.S. Government agencies	$23,013	$-	$23,013	$-
Mortgage-backed securities	51,661	-	51,661	-
State and municipal securities	39,422	-	39,422	-
Total assets at fair value	$114,096	$-	$114,096	$-

December 31, 2024
Investment securities available for sale
U.S. Treasury securities	$2,488	$-	$2,488	$-
U.S. Government agencies	21,505	-	21,505	-
Mortgage-backed securities	55,538	-	55,538	-
Corporate securities	1,491	-	1,491	-
State and municipal securities	37,265	-	37,265	-
Total assets at fair value	$118,287	$-	$118,287	$-

No liabilities were recorded at fair value on a recurring basis as of December 31, 2025 or 2024. There were no significant transfers between levels during the years ended December 31, 2025 or 2024.

Notes to Consolidated Financial Statements

Note 14. Financial Instruments, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2025 and 2024. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025
Individually evaluated loans	$6,960	$-	$-	$6,960
Other real estate owned	-	-	-	-
Total assets at fair value	$6,960	$-	$-	$6,960

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2024
Individually evaluated loans	$4,626	$-	$-	$4,626
Other real estate owned	140	-	-	140
Total assets at fair value	$4,766	$-	$-	$4,766

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$6,960	$4,626	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Other Real Estate Owned	$-	$140	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0	–	10%

Notes to Consolidated Financial Statements

Note 15. Deferred Compensation and Supplemental Executive Retirement Plans

Deferred compensation plans have been adopted for certain executive officers and members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $4,268 to $26,791 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. During 2025 all deferred compensation benefits owed under the plan were fulfilled, with no liability balance outstanding at December 31, 2025. The liability accrued for compensation deferred under the plan amounted to $35 thousand at December 31, 2024. Expense charged against income and included in salary and benefits expense was $1 thousand and $4 thousand in 2025 and 2024, respectively. Charges to income are based on changes in present value of future cash payments, discounted at 8 percent, consistent with prior years.

Supplemental executive retirement plans for certain executive officers were adopted in 2017 and 2022. The plans provide for annual payments ranging from $12,857 to $88,000, payable in monthly installments, and continuing for the life of the executive. Reduced benefits apply in cases of early retirement. The liability accrued for this obligation was $1.3 million and $1.1 million at December 31, 2025 and 2024, respectively. Expense charged against income and included in salary and benefits expense was $202 thousand and $262 thousand in 2025 and 2024, respectively, for these supplemental executive retirement plans.

Prior to the Cardinal merger, the Bank of Floyd had adopted supplemental executive plans to provide benefits for two former members of management. Aggregate annual payments of $69 thousand are payable for 20 years, beginning subsequent to the executive’s last day of employment. The liability is calculated by discounting the anticipated future cash flows at 4.00%. The liability accrued for this obligation was $457 thousand and $507 thousand at December 31, 2025 and 2024, respectively. Charges to income amounted to approximately $19 thousand and $21 thousand for 2025 and 2024, respectively. These plans are unfunded; however, life insurance has been acquired in amounts sufficient to discharge the obligations of the agreements.

Note 16. Employee Benefit Plans

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

Grayson Plan

The following is a summary of the plan’s funded status as of December 31:

(dollars in thousands)	2025	2024

Change in benefit obligation
Benefit obligation at beginning of year	$2,257	$2,959
Interest cost	116	124
Actuarial (gain) loss	94	(232)
Benefits paid	(147)	(554)
Settlement (gain) loss	5	(40)
Benefit obligation at end of year	2,325	2,257
Change in plan assets
Fair value of plan assets at beginning of year	7,509	7,533
Actual return on plan assets	939	530
Benefits paid	(146)	(554)
Fair value of plan assets at end of year	8,302	7,509
Funded status at the end of the year	$5,977	$5,252

Notes to Consolidated Financial Statements

Note 16. Employee Benefit Plans, continued

Grayson Plan, continued

(dollars in thousands)	2025	2024

Amounts recognized in the Balance Sheet
Prepaid benefit cost	$6,612	$6,302
Unrecognized net actuarial loss	(635)	(1,050)
Amount recognized in other assets	$5,977	$5,252

Amounts recognized in accumulated other comprehensive loss
Unrecognized net actuarial loss	$(635)	$(1,050)
Deferred taxes	133	221
Amount recognized in accumulated other comprehensive loss, net	$(502)	$(829)

Prepaid benefit detail
Benefit obligation	$(2,325)	$(2,257)
Fair value of assets	8,302	7,509
Unrecognized net actuarial loss	635	1,050
Prepaid benefit cost	$6,612	$6,302

Components of net periodic pension cost
Interest cost	$116	$124
Expected return on plan assets	(515)	(503)
Recognized net loss due to settlement	54	276
Recognized net actuarial loss	35	117
Net periodic benefit expense	$(310)	$14

Additional disclosure information
Accumulated benefit obligation	$2,325	$2,257
Vested benefit obligation	$2,325	$2,257
Discount rate used for net periodic pension cost	5.50%	4.75%
Discount rate used for disclosure	5.25%	5.50%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Average remaining service (years) for net periodic pension cost	8.21	8.47

Using the same fair value hierarchy described in Note 14, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025
Mutual funds – fixed income	$3,902	$3,902	$-	$-
Mutual funds – equities	4,400	4,400	-	-
Total assets at fair value	$8,302	$8,302	$-	$-

December 31, 2024
Mutual funds – fixed income	$3,454	$3,454	$-	$-
Mutual funds – equities	4,055	4,055	-	-
Total assets at fair value	$7,509	$7,509	$-	$-

Notes to Consolidated Financial Statements

Note 16. Employee Benefit Plans, continued

Grayson Plan, continued

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2026	$424
2027	257
2028	87
2029	69
2030	527
2031 –2035	792
$2,156

Funding Policy

It has been Bank practice to contribute the maximum tax-deductible amount each year as determined by the plan administrator. As a result of prior year contributions exceeding the minimum requirements, a Prefunding Balance existed as of December 31, 2025 and there is no required contribution for 2026. Based on this we do not anticipate making a contribution to the plan in 2026.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2025 and 2024, by asset category are as follows:

	2025	2024

Mutual funds – fixed income	47%	46%
Mutual funds – equity	53%	54%
Total	100%	100%

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

Note 16. Employee Benefit Plans, continued

Grayson Plan, continued

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

Floyd Plan

The Company previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operated as a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There were no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Plan expenses paid by the Company totaled approximately $42 thousand for the year ended December 31, 2024 under the Pentegra DB Plan.

During 2025, the Company withdrew from the Pentegra DB Plan and adopted the Skyline National Bank Defined Benefit Plan as a qualified successor plan. The following is a summary of the plan’s funded status as of December 31, 2025:

(dollars in thousands)	2025

Change in benefit obligation
Benefit obligation at beginning of year	$-
Initial recognition of benefit obligation	3,837
Service cost	23
Interest cost	67
Actuarial loss	199
Benefits paid	(69)
Settlement gain	(2,272)
Administrative expenses paid from trust	(38)
Benefit obligation at end of year	1,747

Change in plan assets
Fair value of plan assets at beginning of year	-
Transfer from Pentegra DB Plan	3,524
Actual return on plan assets	32
Administrative expenses paid from trust	(38)
Benefits paid and settlements	(2,341)
Fair value of plan assets at end of year	1,177
Funded status at the end of the year	$(570)

Amounts recognized in the Balance Sheet
Projected benefit obligation	$(1,747)
Fair value of plan assets	1,177
Amount recognized in other liabilities	$(570)

Amounts recognized in accumulated other comprehensive loss
Unrecognized net actuarial loss	$(98)
Prior service cost	(302)
Deferred taxes	84
Amount recognized in accumulated other comprehensive loss, net	$(316)

Notes to Consolidated Financial Statements

Note 16. Employee Benefit Plans, continued

Floyd Plan, continued

(dollars in thousands)	2025

Components of net periodic pension cost
Service cost	$23
Interest cost	67
Expected return on plan assets	(58)
Amortization of unrecognized prior service cost	11
Recognized settlement loss	127
Net periodic benefit expense	$170

Additional disclosure information
Accumulated benefit obligation	$1,747
Vested benefit obligation	$1,747
Discount rate used for net periodic pension cost	5.28%
Discount rate used for disclosure	5.39%
Expected return on plan assets	5.00%
Rate of compensation increase	N/A
Average remaining service (years) for net periodic pension cost	9.26

Using the same fair value hierarchy described in Note 14, the fair values of the Company’s pension plan assets, by asset category, are as follows:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025
US treasury – fixed income	$987	$987	$-	$-
Cash and cash investments	190	190	-	-
Total assets at fair value	$1,177	$1,177	$-	$-

Estimated Future Benefit Payments

(dollars in thousands)	Pension Benefits

2026	$33
2027	52
2028	69
2029	71
2030	100
2031 – 2035	712
$1,037

VBA Defined Contribution Plan for Skyline National Bank

The Bank has established a qualified defined contribution plan that covers all eligible employees of the Bank who have completed at least three months of service. The Bank makes a safe harbor matching contribution of 100% of the first 3% of compensation and 50% on the next 2% of compensation, up to a maximum of 5%. Additional amounts may be contributed at the discretion of the Bank. Participants are immediately vested in their contributions and the Bank’s safe harbor matching and discretionary contributions. The Bank expensed $468 thousand and $412 thousand related to the defined contribution plan for the years ended December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation

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

No award may be granted under the Equity Plan after March 16, 2030 and any awards outstanding on such date shall remain valid in accordance with their terms. The Board of Directors shall have the right to terminate the Equity Plan at any time pursuant to the terms of the Equity Plan. The Compensation Committee of the Board of Directors has been appointed to administer the Equity Plan. The maximum aggregate number of shares that may be issued pursuant to awards made under the Equity Plan shall not exceed 300,000 shares of common stock. As of December 31, 2025, 161,900 shares have been issued under the Equity Plan, leaving 138,100 shares available for future grants.

On March 28, 2024, 65,000 restricted stock awards were issued with a fair value of $11.30 per share. These awards vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. On September 3, 2024, 10,000 restricted stock awards were issued with a fair value of $11.33 per share. These awards vest 25% on December 15, 2025, 25% on December 15, 2026, 25% on December 15, 2027, and 25% on December 15, 2028. For the years ended December 31, 2025 and 2024, $202 thousand and $229 thousand, respectively, was recognized as compensation expense related to share-based compensation for restricted stock awards.

As of December 31, 2025, the unrecognized compensation expense related to unvested restricted stock awards was $549 thousand. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.84 years. The following table presents the activity for restricted stock:

			Grant Date
			Fair Value of
			Restricted
			Stock that
		Weighted	Vested During
	Number of	Average Grant	The Year
	Shares	Date Fair Value	(in thousands)

Unvested as of December 31, 2023	10,625	$12.54
Granted	75,000	11.30
Vested	(18,625)	11.55	$221
Forfeited	-	-
Unvested as of December 31, 2024	67,000	$11.45
Granted	-	-
Vested	(18,000)	11.58	$202
Forfeited	-	-
Unvested as of December 31, 2025	49,000	$11.40

On December 31, 2025, 14,500 stock awards were issued with a fair value of $19.00 per share to non-employee directors, which immediately vested. For the year ended December 31, 2025, $275 thousand was recognized as compensation expense related to share-based compensation for these stock awards. On December 31, 2024, 12,500 stock awards were issued with a fair value of $12.18 per share to non-employee directors, which immediately vested. For the year ended December 31, 2024, $152 thousand was recognized as compensation expense related to share-based compensation for these stock awards.

Notes to Consolidated Financial Statements

Note 18. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

(dollars in thousands)	2025	2024

Current
Federal	$3,533	$451
State	252	36
Total current	3,785	$487

Deferred
Federal	262	1,335
State	143	111
Total deferred	405	1,446
	$4,190	$1,933

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the year end December 31, 2025 is as follows:

	2025
(dollars in thousands)	Amount	%

Tax at statutory federal rate	$4,207	21.00%
State income tax, net of federal benefit(1)	342	1.71%
Tax exempt interest income	(73)	-0.36%
Tax exempt insurance income	(158)	-0.79%
Other	(128)	-0.64%
Income tax expense and effective income tax rate	$4,190	20.91%

(1)	State taxes in Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the year end December 31, 2024 is as follows:

	2024
(dollars in thousands)	Amount	%

Tax at statutory federal rate	$1,965	21.00%
State income tax, net of federal benefit	140	1.49%
Tax exempt interest income	(68)	-0.73%
Tax exempt insurance income	(182)	-1.94%
Merger expenses	124	1.33%
Other	(46)	-0.50%
Income tax expense and effective income tax rate	$1,933	20.66%

Income Taxes Paid

The following table presents income taxes paid (net of refunds received) for the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024

Federal	$2,490	$1,089
State
North Carolina	132	$68
Tennessee	92	-
	$2,714	$1,157

Notes to Consolidated Financial Statements

Note 18. Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2025 and 2024 are summarized as follows:

(dollars in thousands)	2025	2024

Deferred tax assets
Allowance for credit losses	$2,010	$1,859
Acquired loan credit mark	721	944
Deferred compensation	396	373
Investment impairment charge recorded directly to stockholders’ equity as a component of other comprehensive income	42	42
Minimum pension liability	217	220
Net operating loss carryforward	1,463	1,833
Nonaccrual interest income	363	365
Net unrealized losses on securities available for sale	3,221	4,711
Contract terminations	61	185
Other	24	22
	$8,518	$10,554
Deferred tax liabilities
Deferred loan origination costs	928	809
Core deposit intangible	669	845
Accrued pension costs	1,240	1,395
Depreciation	1,851	1,738
Accretion of discount on investment securities, net	130	98
Other	4	76
	$4,822	$4,961
Net deferred tax asset	$3,696	$5,593

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

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for the years subsequent to 2022 remain subject to examination by both federal and state tax authorities.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2025 and 2024. The net operating loss of approximately $7.0 million, if not utilized will begin to expire in 2031. It is management’s belief that realization of the deferred tax asset is more likely than not.

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2025 and 2024 is as follows:

(dollars in thousands)	2025	2024

Commitments to extend credit	$227,390	$210,610
Standby letters of credit	3,091	1,398
	$230,481	$212,008

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10 percent of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20 percent more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10 percent more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $11.8 million at December 31, 2025. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2025.

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

Federal capital rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Banks’s capital conservation buffer is 3.53% as of December 31, 2025.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital.  The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2025 and 2024.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to risk weighted assets)	$118,147	11.53%	$81,973	8.00%	$102,466	10.00%
Tier 1 Capital (to risk weighted assets)	$109,056	10.64%	$61,480	6.00%	$81,973	8.00%
Common Equity Tier 1 (to risk weighted assets)	$109,056	10.64%	$46,110	4.50%	$66,603	6.50%
Tier 1 Capital (to average total assets)	$109,056	8.34%	$52,317	4.00%	$65,396	5.00%

December 31, 2024
Total Capital (to risk weighted assets)	$107,941	11.19%	$77,199	8.00%	$96,499	10.00%
Tier 1 Capital (to risk weighted assets)	$99,740	10.34%	$57,900	6.00%	$77,199	8.00%
Common Equity Tier 1 (to risk weighted assets)	$99,740	10.34%	$43,425	4.50%	$62,725	6.50%
Tier 1 Capital (to average total assets)	$99,740	8.17%	$48,838	4.00%	$61,047	5.00%

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

The CBLR framework was available for banks to use in their December 31, 2025 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

Notes to Consolidated Financial Statements

Note 21. Parent Company Financial Information

Condensed financial information of Skyline Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Assets
Cash and due from banks	$22	$90
Investment in affiliate bank	107,309	93,298
Other assets	416	435
Total assets	$107,747	$93,823

Liabilities
Borrowings	$-	$5,000
Other liabilities	83	155
Total liabilities	83	5,155

Stockholders’ Equity
Common stock	-	-
Surplus	33,984	33,507
Retained earnings	86,617	73,714
Accumulated other comprehensive loss	(12,937)	(18,553)
Total stockholders’ equity	107,664	88,668
Total liabilities and stockholders’ equity	$107,747	$93,823

Statements of Income

For the years ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Income
Dividends from affiliate bank	$11,939	$32,852
	11,939	32,852
Expenses
Interest on borrowings	65	12
Share-based compensation	477	381
Management and professional fees	88	73
Other expenses	34	45
	664	511
Income before tax benefit and equity in undistributed income of affiliate	11,275	32,341

Federal income tax benefit	172	109

Income before equity in undistributed income of affiliate	11,447	32,450

Equity in undistributed income of affiliate	4,395	(25,025)
Net income	$15,842	$7,425

Notes to Consolidated Financial Statements

Note 21. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024

Cash flows from operating activities
Net income	$15,842	$7,425
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed income of affiliate	(4,395)	25,025
Share-based compensation	477	381
Change in other assets	19	(98)
Change in other liabilities	(72)	112
Net cash provided by operating activities	11,871	32,845

Cash flows from investing activities
Cash paid for business combination	-	(25,000)
Investment in affiliate	(4,000)	(10,000)
Net cash used in investing activities	(4,000)	(35,000)

Cash flows from financing activities
Advances on short-term line of credit	4,000	10,000
Repayment on short-term line of credit	(9,000)	(5,000)
Common stock repurchased	-	(230)
Dividends paid	(2,939)	(2,577)
Net cash provided by (used by) financing activities	(7,939)	2,193
Net increase (decrease) in cash and cash equivalents	(68)	38

Cash and cash equivalents, beginning	90	52
Cash and cash equivalents, ending	$22	$90

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2025, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

Thomas M. Jackson, Jr. (68) – Mr. Jackson has been Chairman of the Board of the Company since its inception in November 2015. He served as a board member for Grayson and Grayson National Bank beginning in 2002 and was elected Chairman in 2012. Mr. Jackson is a practicing attorney and the owner of Jackson Law Group, PLLC, with offices in Hillsville and Wytheville, Virginia. He also has a black angus beef farm at his family home place in Wythe County. He was elected to the Virginia House of Delegates in 1987 and served as a 6th District Representative until 2002. Following his retirement from the General Assembly, he was appointed to the Virginia State Board of Education for a four-year term, serving as Board of Education President the last three years. Mr. Jackson’s knowledge of real estate and contract law assists the Bank in its real estate and commercial lending activities. Through his service in the legislature and his current legal practice he has gained extensive knowledge of the communities served by the Company and the Bank.

W. David McNeill (69) – Mr. McNeill has been a director of the Company since July 2018 and has served as Vice Chairman since January 2024. He was one of the founders of Great State Bank and served on its board of directors from 2008 to 2018. Mr. McNeill is owner and operator of McNeill Nissan of Wilkesboro and McNeill Chevrolet of Wilkesboro. He is also owner of Carolina Automotive Group, which is primarily a real estate company owning the properties where the dealerships do business.  Mr. McNeill is a graduate of UNC - Chapel Hill.

Jacky K. Anderson (74) – Mr. Anderson has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 1992 to 2016. Mr. Anderson retired from Grayson and Grayson National Bank in 2013 where he served as President and Chief Executive Officer of Grayson and Grayson National Bank from 2000 to 2013. Mr. Anderson began working for Grayson National Bank in 1971, giving him over 50 years of experience in the banking industry. During his tenure Mr. Anderson gained in-depth knowledge of the laws and regulations applicable to the banking industry and developed extensive customer and community relationships.

Dr. J. Howard Conduff, Jr. (67) – Dr. Conduff has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd for many years, representing a third-generation family member to serve on the Cardinal board. Dr. Conduff is a private practice dentist in Floyd, Virginia. He is a community leader in the Bank’s market area where he serves on numerous civic boards. Dr. Conduff has substantial banking experience due to the length of his service on the Cardinal board. Dr. Conduff is a graduate of the Virginia Military Institute and the MCV School of Dentistry.

Blake M. Edwards, Jr. (60) – Mr. Edwards, President and Chief Executive Officer of the Company and the Bank since January 2019, previously served as the Senior Executive Vice President and Chief Financial Officer of the Company and the Bank from November 2015 to December 2018. Prior to that he served as the Chief Financial Officer of Grayson and Grayson National Bank since 1999, and as Senior Executive Vice President since 2013. Before joining Grayson, Mr. Edwards worked with a public accounting firm where his primary focus was providing audit and advisory services to community banks. He is a graduate of Radford University and has also attended the AICPA’s School of Banking at the University of Virginia and the Graduate School of Bank Investments and Financial Management at the University of South Carolina. Mr. Edwards serves on the Board of Directors of the Virginia Association of Community Banks and represents the State of Virginia as the Federal Delegate for the Independent Community Bankers of America. He also serves on the Management Services Board and the Government Relations Committee of the Virginia Bankers Association. Locally, he serves as a member of the Joint Governing Board of DLP, Twin County Regional Healthcare, Inc., and as a Director of the Blue Ridge Discovery Center.

Bryan L. Edwards (75) – Mr. Edwards has been a director of the Company since its inception in November 2015. He served as a director of Grayson and Grayson National Bank from 2005 to 2016. Mr. Edwards served as the manager of the Town of Sparta, North Carolina from 2004 until his retirement in September of 2020. Prior to that he served as Human Resources/Special Projects & Purchasing Director for NAPCO, Inc., a manufacturing company, also in Sparta. He is also a North Carolina licensed real estate broker. His experience allows him to provide working knowledge of local governments and tax authorities as well as insight into local economic and real estate market conditions. Mr. Edwards also has served on the board of directors of Blue Ridge Energy, a rural electric cooperative based in Lenoir, North Carolina, since 2007. He is past Chairman of the Virginia-Carolina Water Authority in Independence, Virginia and currently serves on the board for the Alleghany Chamber of Commerce.

T. Mauyer Gallimore (83) – Mr. Gallimore has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2012 to 2016. Mr. Gallimore is a native of Floyd, Virginia and he has been a small business owner in Floyd County for over 40 years. Mr. Gallimore is the retired owner and founder of Blue Ridge Land and Auction Co., Inc. and has over 30 years of experience as a Certified Real Estate Appraiser. His in-depth knowledge of the real estate market in our primary service areas is a valuable resource for our board and management as the majority of the Bank’s loans are secured by real estate.

A. Melissa Gentry (61) – Ms. Gentry has been a director of the Company since June 2016, having been appointed to the board of Cardinal in April 2016.  Ms. Gentry is the Chief Financial Officer of Shelor Motor Mile, Inc., where she oversees all financial and accounting functions for 31 affiliated entities.  These entities have included automotive sales and service, consumer finance, insurance sales, real estate investment, construction and development, restaurants, retail stores, hotels, cattle and crop farming, motorsports and professional sports teams, and food manufacturing.  The Motor Mile companies represent approximately $425 million in annual revenues and over $300 million in assets.  Her varied experience in both large and small businesses gives her vast insight into economic conditions in and around the New River Valley and her accounting expertise is a significant asset for the board and management.  Ms. Gentry is a 1988 graduate of Virginia Tech and previously served as a board member for several non-profit organizations, including Carilion New River Valley Medical Center, New River Valley Health Foundation, and Friends of Calfee Park.   In 2024, Ms. Gentry was appointed as an inaugural board member of the Pulaski County Sports Tourism Entertainment Authority (STEA) to promote economic development throughout the New River Valley.

R. Devereux Jarratt (84) – Mr. Jarratt has been a director of the Company since its inception in November 2015. He served as a director of Cardinal and the Bank of Floyd from 2013 to 2016. Prior to retiring on December 31, 2014, he had been the Chief Executive Officer of Physicians Care of Virginia since January 1996. Mr. Jarratt has 22 years of experience in the banking industry with various banking institutions, including First National Exchange Bank, Dominion Bankshares Corporation and First Union. Mr. Jarratt has an undergraduate degree in economics, a graduate degree in accounting and is a graduate of the Stonier Graduate School of Banking. His vast business experience, including direct banking experience, combined with his in-depth knowledge of the Cardinal legacy customers and shareholders, are significant assets to the Board.

Theresa S. Lazo (69) – Mrs. Lazo has been a director of the Company since its inception in November 2015. She served as a director of Grayson and Grayson National Bank from 2011 to 2016. In 2024 she began serving on the Board of Directors of the Chestnut Creek School of the Arts where she had previously served from 2007 to 2014. She also served six years on the Arts Council of the Twin Counties where she held the offices of treasurer, vice president and president at various times during her tenure. Mrs. Lazo served nine years on the Galax City School Board. Through her vast experience with local non-profit organizations and public institutions she has developed extensive personal relationships within the communities served by the Company and the Bank and offers a unique perspective on our markets.

Israel D. O’Quinn (46) – Mr. O’Quinn was appointed as a director of the Company on February 18, 2025. Mr. O'Quinn has served as President and CEO of The United Company Foundation as well as the James W. and Francis G. McGlothlin Foundation since June 2023.  He has also served as an elected member of the Virginia House of Delegates since 2011.  For almost all of his tenure in the House of Delegates, Mr. O’Quinn has been a member of the Commerce and Energy committee, among others, which has provided him with an in-depth knowledge of the laws and regulations related to banking and other businesses.  Before his current role leading the two charitable foundations, Mr. O’Quinn was a key executive at KVAT Food Stores (Food City) for seventeen years, serving in roles of increasing responsibility across the organization, including strategy, regulatory issues and community relations.  Born and raised in Southwest Virginia, and having represented the area for over a decade in the legislature, he is well-versed in the needs and opportunities of the region.  Mr. O’Quinn is a member of the Emory & Henry University Board of Trustees and he earned Bachelors Degrees in Political Science and History from the college.  In addition to his legislative and professional work, Mr. O’Quinn has served on a number of other boards and commissions, including as Chairman of the Bristol Chamber of Commerce, and provided leadership to economic development projects as Co-Chair of InvestSWVA.

Christopher D. Reece (60) – Mr. Reece has been a director of the Company since September 2024. He is a graduate of Appalachian State University. His banking career began with Johnson County Bank in 1988. Mr. Reece has been involved in many areas of banking including operations, lending, and compliance. He served as Chief Executive Officer of Johnson County Bank from 2002 to 2024 and as a Board member of Johnson County Bank from 1996 to 2024. Mr. Reece has been actively involved with many community groups and served as a Board Member of the Tennessee Bankers Association from 2023 to 2025.

Frank A. Stewart (64) – Mr. Stewart has been a director of the Company since July 2018.  He served as director of Great State Bank from 2009 to 2018.  Mr. Stewart currently serves on the Caromont Health Board of Directors located in Gaston County, North Carolina. Mr. Stewart has also served in various capacities including Chairman of the Gardner-Webb University Board of Trustees for three years. He received an Honorary Doctorate Degree in Humanities from Gardner-Webb University in May 2016 and has served on the Gardner-Webb University President’s Advisory Board. He was appointed by the North Carolina Speaker of the House to the Rural Infrastructure Authority and the North Carolina Ports Authority. Formerly, Mr. Stewart served on the Cleveland Community College Foundation Board of Directors, Coastal Carolina National Bank Board of Directors, on the United Way of Cleveland County Board, and the State Board of the USO of North Carolina.  Appointed by the Governor, Frank completed two terms on the North Carolina Advisory Commission on Military Affairs. Mr. Stewart is CEO of Premier Body Armor, LLC of Gastonia, North Carolina.  He is also the owner of Stewart Realty and Stewart Property Management.  Previously, he was the owner and founder of Ultra Machine and Fabricating, a sub-contractor manufacturer for several major defense contractors, from 1989 to 2015. Mr. Stewart’s strong leadership and commitment to excellence is an asset to the board.  Mr. Stewart was born in Barranquilla, Colombia. He moved to the United States in 1982 and received his citizenship in 1992.  Mr. Stewart is a graduate of UNC Charlotte with a Bachelor’s Degree in Business Administration.

John Michael Turman (79) – Mr. Turman has been a director of the Company since July 2016. He is a long-time resident of Floyd County and has led a variety of businesses in southwest Virginia relating to land, lumber, real estate development, manufacturing, and retail sales. Mr. Turman has developed extensive personal and business relationships throughout the Bank’s market area giving him significant knowledge of both current and potential customers as well as shareholders of the Company and the Bank. He attended the University of Virginia’s College at Wise and has served on the local Industrial Development Authority.

J. David Vaughan (58) – Mr. Vaughan has been a director of the Company since its inception in November 2015. He served on the board of Grayson and Grayson National Bank from 1999 to 2016. He served as President of Vaughan Furniture, Incorporated, a furniture distributor located in Galax, Virginia until retiring in 2024. The furniture industry has historically played a significant role in the local economy of many of the communities served by the Company and Skyline National Bank, and furniture manufacturing still provides a significant source of employment within those communities. Mr. Vaughan works closely with several local construction contractors and has a good working knowledge of the local rental markets. Mr. Vaughan’s direct knowledge of the furniture industry combined with his financial and managerial experience makes him a valuable resource to the Board.   Mr. Vaughan also serves as president of the Wytheville Community College Scholarship Foundation, and as President of Vaughan Restoration Group, which is a group that works in part with the city of Galax in redevelopment efforts within the city. Mr. Vaughan also serves on the Board of the Vaughan Foundation, a local non-profit that works with local needs.

Executive Officers Who Are Not Directors

Lori C. Vaught (52) – Mrs. Vaught, Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2019, previously served as Controller of the Bank and its predecessor Grayson National Bank from August 2012 to January 2019. She also served as Grayson National Bank’s Vice President of Loan Operations from September 2002 to August 2012. Prior to those positions, she worked with two local public accounting firms with a primary focus on audit and tax services. She earned a Bachelor of Business Administration with a concentration in Accounting from Radford University. She serves as a member of the CFO Committee for the Virginia Bankers Association and serves as a board member of the Wytheville Community College Scholarship Foundation, Inc. and the Wytheville Community College Real Estate Foundation, Inc.

Beth R. Worrell (52) – Ms. Worrell, Executive Vice President and Chief Risk Officer of the Bank since January 2019, previously served as an independent consultant to community banks in Virginia and North Carolina, providing outsourced audit, credit review, and compliance services. Ms. Worrell also worked as a shareholder with a large regional public accounting firm where her work was also focused on community banks. She has a Bachelor of Arts Degree in Mathematics and a Bachelor of Science Degree in Business with a concentration in Accounting from Emory & Henry College.  Ms. Worrell is a Certified Public Accountant and currently serves as Treasurer for the Chestnut Creek School of the Arts and as Chair for Willing Partners, Inc.

Rodney R. Halsey (57) – Mr. Halsey, Executive Vice President and Chief Operations Officer of the Bank, previously worked for Grayson National Bank since 1992, when he began his career as Grayson National Bank’s Loan Review Officer. From 1996 to 2001, Mr. Halsey served as Grayson National Bank’s Assistant Vice President and Loan Officer. In 2002, he was promoted to Vice President of Information Systems/Loan Officer, and in 2009, Mr. Halsey was promoted to Senior Vice President of Information Systems/Commercial Loan Officer. In 2011, Mr. Halsey was named the Chief Operations Officer of Grayson National Bank. Mr. Halsey has previously served on the Alleghany Memorial Hospital Foundation, the Mount Rogers Planning District Loan Fund Board and the Wytheville Community College Educational Foundation.  He currently serves on the Board of Trustees for Oak Hill Academy, the Go Virginia Region 1 Economic Development Authority and the Virginia Bankers Association Operations and Technology Committee.  Mr. Halsey’s education is from Appalachian State University with a Bachelor’s  Degree in Business Administration.

Jonathan L. Kruckow (41) – Mr. Kruckow, Executive Vice President and Regional President, Virginia for the Bank, previously worked for Grayson National Bank since 2012, when he served as Senior Vice President of Commercial Lending. Prior to joining Grayson, he worked for a large regional bank in the local market where his primary focus was providing commercial banking services for small to mid-sized businesses.  He is a graduate of Virginia Tech, the Virginia Bankers Association’s School of Bank Management at the University of Virginia, the Graduate School of Banking at Louisiana State University and Virginia Commonwealth University (MBA).  Mr. Kruckow currently serves on the Virginia Bankers Association’s Lending Executives Committee, the Virginia Bankers Association’s School of Bank Management Board of Trustees, and the Board of Directors for Virginia Title Center.

Milo L. Cockerham (39) – Mr. Cockerham, Executive Vice President and Chief Retail Banking Officer of the Bank, joined the Bank as a consultant in December of 2016 to help with the systems conversion of the merger of Grayson National Bank and Bank of Floyd. He now leads our network of 28 retail branch locations. Mr. Cockerham has 17 years of experience in the banking and financial services industry. Prior to joining Skyline, he served in a managerial role assisting with branch operations in a large branch network for a community bank in North Carolina. Mr. Cockerham is a graduate of Emory & Henry College with a Bachelor of Arts Degree in Economics and a Bachelor of Science Degree in Business Management. He is a graduate of the Graduate School of Banking at Louisiana State University.  He also serves as a member of the Retail Banking Executives Committee for the Virginia Bankers Association and serves as a board member on the Galax Foundation for Excellence.

Ronald S. Pearson (75) – Mr. Pearson, Executive Vice President and Regional President, North Carolina of the bank has a total of 53 years of banking experience, mainly in credit administration and commercial lending.  He began his career in 1972 with Northwestern Bank where he served in various positions, including President of Northwestern Capital Corporation, Senior Loan Review Officer and Regional Credit Administrator.  In 1985, Northwestern Bank merged with First Union National Bank where Mr. Pearson continued working in credit administration until 1991 when he joined Southern National Bank in Wilkesboro, North Carolina as a commercial lender.  After Southern National Bank and BB&T merged, he continued to work for BB&T and served as Vice President and City Executive until 2002.  In 2002, Mr. Pearson joined Yadkin Valley Bank in North Wilkesboro, North Carolina where he was employed as Senior Vice President prior to joining Great State Bank in September, 2008.  He served as Executive Vice President and Chief Credit Officer at Great State Bank.  He joined Skyline National Bank in 2018 with the merger of Great State Bank and Skyline National Bank.  Mr. Pearson graduated from Appalachian State University with a Bachelor of Science in Business Administration Degree and earned his MBA from Wake Forest University.

Matthew C. Martin (52) – Mr. Martin, Executive Vice President and Chief Credit Officer of the Bank, began his career in 1997 with First National Bank of Christiansburg.  His background includes credit analysis, commercial lending, and loan review.  He joined Bank of Floyd in January 2014 as a commercial lender.  He became a regional commercial credit officer of the Bank in 2019 and was promoted to Chief Credit Officer in 2023.  Mr. Martin is a former member of the Kiwanis Club of Christiansburg and formerly a volunteer with Junior Achievement of SW Virginia.  He is a graduate of the Pamplin College of Business with a major in Finance from Virginia Tech and has completed the VBA’s School of Bank Management.

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

Code of Ethics

The Board of Directors has approved a Code of Ethics for Executive Officers and Financial Managers for the Company’s Chief Executive Officer and Chief Financial Officer. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, conflicts of interest and insider trading. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is 212 East Main Street, Floyd, Virginia 24091.

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

The Company has not currently designated an “audit committee financial expert.” The Company is located in a rural community where such expertise is limited; however, the Board believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Audit Committee met five times during the year ended December 31, 2025.

Compensation Committee. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors.

The members of the Compensation Committee are Dr. J. Howard Conduff, Jr., Chairman, Bryan L. Edwards, Vice Chair, Thomas M. Jackson, Jr., Jacky K. Anderson, and Frank A. Stewart. Each member, with the exception Jacky K. Anderson, is independent as that term is defined by the Nasdaq Stock Market. The Compensation Committee met three times during the year ended December 31, 2025.

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

SUMMARY COMPENSATION TABLE

Immediately below is a table setting forth the compensation paid to the President and Chief Executive Officer of the Company, the Executive Vice President and Regional President, Virginia of Skyline National Bank, and the Executive Vice President and Chief Financial Officer of Skyline National Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Blake M. Edwards, Jr.	2025	410,000	120,150	-	14,000	544,150
President and	2024	380,000	93,000	169,500	13,800	656,300
Chief Executive Officer

Jonathan L. Kruckow	2025	226,000	58,900	-	9,040	293,940
Executive Vice President and	2024	215,000	47,148	113,000	8,600	383,748
Regional President, Virginia

Lori C. Vaught	2025	214,000	55,900	-	8,560	278,460
Executive Vice President and
Chief Financial Officer

(1)

The amounts reported reflect the aggregate grant date fair value of the awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. Stock awards consisted of grants of restricted stock awards. For valuation and discussion of assumptions related to stock awards, please refer to “Share-based Compensation” discussion in Note 1 and Note 17 Share-based Compensation in the Company’s audited financial statements for the fiscal year ended December 31, 2025.

(2)	Includes matching and discretionary contributions under the Company’s 401(k) plan.

Supplemental Discussion of Compensation

The Company has an employment agreement with Blake M. Edwards and change in control agreements with Mr. Kruckow and Ms. Vaught as described below. All compensation that the Company pays to its named executive officers is determined as described above.

Stock Options and Equity-Based Awards

During 2025, no restricted stock awards were issued. During 2024, 15,000 restricted stock awards were issued to the President & CEO and 10,000 restricted stock awards were issued to other members of the Company’s executive management team, with the exception of Messrs. Martin and Pearson. The stock awards vested 20% on December 15, 2024 and will vest 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028. No stock options were granted to any of the Company’s employees during the fiscal year ended December 31, 2025, and none were outstanding at December 31, 2025.

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

Nonqualified Deferred Compensation

The Company has adopted supplemental executive retirement plans (the “SERPs”) for Blake M. Edwards, Jonathan L. Kruckow, and Lori C. Vaught. The SERPs provides for a retirement benefit (equal to $168,000 per year for Mr. Edwards, $60,000 per year for Mr. Kruckow, and $84,000 per year for Ms. Vaught) payable monthly and continuing for the executive’s lifetime, beginning upon the later of the executive’s separation from service with the Bank or reaching age 65, subject to the vesting schedule set forth in the SERP agreement. Reduced benefits apply in cases of early retirement. In addition, the SERP agreements provide that the executive’s retirement benefit will be fully vested upon a Change in Control, as defined in the SERP agreement.

Holdings of Stock Awards

The following table contains information concerning unvested stock awards at December 31, 2025 for each of the named executive officers.

Outstanding Equity Awards
Fiscal Year End 2025

	Stock Awards
		Number of Shares	Market Value of
		Or Units of Stock	Shares or Units of
		That Have Not	Stock That Have
Name	Grant Date	Vested (#) (1)	Not Vested ($) (2)

Blake M. Edwards, Jr.	02/18/2022	500	9,500
	03/28/2024	9,000	171,000

Jonathan L. Kruckow	02/18/2022	400	7,600
	03/28/2024	6,000	114,000

Lori C. Vaught	02/18/2022	400	7,600
	03/28/2024	6,000	114,000

(1)

Amounts are comprised of unvested restricted stock awards at December 31, 2025. The restricted stock awards granted on February 18, 2022 vest 20% on December 15, 2022, 20% on December 15, 2023, 20% on December 15, 2024, 20% on December 15, 2025, and 20% on December 15, 2026. The restricted stock awards granted on March 28, 2024 vest 20% on December 15, 2024, 20% on December 15, 2025, 20% on December 15, 2026, 20% on December 15, 2027, and 20% on December 15, 2028.

(2)	Amounts represent the fair market value of the restricted stock awards on December 31, 2025. The closing price of the Company’s common stock was $19.00 on that date.

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

Change in Control Agreement with Lori C. Vaught

On June 1, 2019, the Company entered into a change in control agreement with Lori C. Vaught, the Company’s Executive Vice President and Chief Financial Officer. On May 26, 2022 the Company amended the change in control agreement to extend the term of such agreement to December 31, 2023; provided that, on December 31, 2022, and on each December 31 thereafter, the agreement will automatically be extended for an additional calendar year such that the extended term is two years, unless either Ms. Vaught or the Company elects not to so extend.

Ms. Vaught’s change in control agreement provides that if Ms. Vaught’s employment is terminated by the Company without “Cause” or by her for “Good Reason” within 12 months following a “Change in Control Event” (as those terms are defined in the change in control agreement), the Company will make a severance payment to Ms. Vaught equal to her annualized base salary. Ms. Vaught’s entitlement to the foregoing severance payment is subject to Ms. Vaught’s release and waiver of claims against the Company and her compliance with certain restrictive covenants as provided in the change in control agreement.

Ms. Vaught will not be entitled to any compensation or other benefits under her change in control agreement if (a) the Company terminates her employment for “Cause,” (b) she voluntarily terminates her employment for other than “Good Reason,” or (c) her employment terminates or is terminated due to her death, “Retirement” or pursuant to a “Determination of Long Term Incapacity” (as those terms are defined in the change in control agreement).

Ms. Vaught’s change in control agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the last day of Ms. Vaught ’s employment.

Following any termination of employment or a change in control, the Company’s named executive officers are entitled to certain pension benefits and deferred compensation, as described above, and benefits under various health and insurance plans, which are available generally to all employees.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors during 2025. On December 31, 2025, each nonemployee director received a stock award of 1,000 shares, except for the chairman, who received 1,500 stock awards. The stock awards immediately vested. Fees may also include reimbursement for ordinary business expenses such as lodging, meals, and mileage.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation	Total ($)
Jacky K. Anderson	30,015	19,000	-	49,015
Dr. J. Howard Conduff, Jr.	27,431	19,000	-	46,431
Bryan L. Edwards	28,411	19,000	-	47,411
T. Mauyer Gallimore	28,501	19,000	-	47,501
A. Melissa Gentry	28,691	19,000	-	47,691
Thomas M. Jackson, Jr., Chairman	31,655	28,500	-	60,155
R. Devereux Jarratt	29,171	19,000	-	48,171
Theresa S. Lazo	28,768	19,000	-	47,768
W. David McNeill, Vice Chairman	32,096	19,000	-	51,096
Israel D. O’Quinn	23,352	19,000	-	42,352
Christopher D. Reece(2)	27,808	19,000	83,333	130,141
Frank A. Stewart	29,570	19,000	-	48,570
John Michael Turman	27,059	19,000	-	46,059
J. David Vaughan	30,418	19,000	-	49,418
Total	402,946	275,500	83,333	761,779

(1)

The amounts reported reflect the aggregate grant date fair value of the stock awards for the fiscal year ended December 31, 2025 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 – Compensation – Stock Compensation. The grant date fair value for these stock awards of $19.00 per share was based on the closing sales price of the Company’s common stock on the grant date (December 31, 2025).

(2)

Reflects payments to Mr. Reece pursuant to a consulting agreement with the Company pursuant to which he provided general advisory services to the Bank, including without limitation advice and assistance with the transition and integration of Johnson County Bank into the Bank, for a period of one year following closing of the Company’s acquisition of Johnson County Bank. The consulting agreement ended in August 2025.

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

The following table sets forth information as of March 19, 2026 regarding the number of shares of the Company’s common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Amount and Nature of Beneficial Ownership(1)

Name of Beneficial Owner	Shares of Common Stock	Unvested Stock Awards	Total		Percent of Class
Directors and Named Executive Officers:
Jacky K. Anderson	6,312	-	6,312	(2)	*
Dr. J. Howard Conduff, Jr.	127,683	-	127,683	(3)	2.25%
Bryan L. Edwards	5,608	-	5,608		*
T. Mauyer Gallimore	12,351	-	12,351	(4)	*
A. Melissa Gentry	8,700	-	8,700		*
Thomas M. Jackson, Jr., Chairman	18,620	-	18,620		*
R. Devereux Jarratt	41,151	-	41,151		*
Theresa S. Lazo	29,402	-	29,402	(5)	*
W. David McNeill, Vice Chairman	28,926	-	28,926		*
Israel D. O’Quinn	1,100	-	1,100		*
Christopher D. Reece	18,010	-	18,010	(6)	*
Frank A. Stewart	122,119	-	122,119	(7)	2.15%
John Michael Turman	17,479	-	17,479	(8)	*
J. David Vaughan	13,983	-	13,983	(9)	*
Blake M. Edwards, Jr.	11,500	9,500	21,000		*
Jonathan L. Kruckow	6,250	6,400	12,650		*
Lori C. Vaught	7,810	6,400	14,210	(10)	*
All of the Company’s directors, executive officers, and executive officers as a group (22 individuals)	504,307	47,500	551,807		9.73%

(1)	Based on 5,672,204 shares of the Company’s common stock outstanding as of March 19, 2026.
(2)	Includes 2,112 shares held jointly with his children and his former spouse.
(3)	Includes 11,163 shares owned jointly with his spouse.
(4)	Includes 7,501 shares owned jointly with his spouse.
(5)	Includes 2,914 shares owned jointly with her spouse.
(6)	Includes 18,010 shares owned jointly with his spouse.
(7)	Includes 114,340 shares owned jointly with his spouse.
(8)	Includes 13,279 held jointly with his spouse.
(9)	Includes 1,526 shares owned jointly with his children.
(10)	Includes 210 shares held jointly with her children.
*	Represents less than 1% of outstanding common stock

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 19, 2026, unless otherwise noted, regarding the number of shares of the Company’s common stock beneficially owned by all persons known by us who own, or will own under certain conditions, five percent or more of our outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Fourthstone LLC 575 Maryville Centre Drive, Suite 110
St. Louis, MO 63141	548,012	(2)	9.66%

(1)	Based on 5,672,204 shares of the Company’s common stock outstanding as of March 19, 2026.
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

Some of the directors and officers of the Company are at present, as in the past, customers of Skyline National Bank, and Skyline National Bank has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers, and their associates, as a group, at December 31, 2025 totaled $10.9 million or 10.11% of the Company’s equity capital at that date.

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

Audit Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2025 and 2024, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, were $260,863 for 2025 and $324,758 for 2024.

Audit Related Fees

There were no aggregate fees billed by Elliott Davis, PLLC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for 2025 and 2024.

Tax Fees

The aggregate fees billed by Elliott Davis, PLLC for professional services for tax compliance, tax advice and tax planning were $25,940 for 2025 and $20,000 for 2024.  During 2025 and 2024, these services generally included Federal and state income tax return preparation.

All Other Fees

No fees for other services were billed by Elliott Davis, PLLC for the fiscal years ended December 31, 2025 or 2024.

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

Reports of Independent Registered Public Accounting Firm

(Elliott Davis, PLLC, Charlotte, NC, U.S. PCAOB Auditor Firm I.D.: 149)

Consolidated Balance Sheets – As of December 31, 2025 and 2024

Consolidated Statements of Income – Years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows – Years ended December 31, 2025 and 2024

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

10.10	Parkway Acquisition Corp. 2020 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on November 13, 2020 and incorporated herein by reference).
10.11	Form of Restricted Stock Award Agreement (attached as exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 24, 2021, and incorporated herein by reference).
10.12	Consulting Agreement, dated April 16, 2024 and effective upon the merger of Johnson County Bank into Skyline National Bank, by and between Skyline National Bank and Chris D. Reece.
19.1	Insider Trading Policy (attached as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 26, 2025, and incorporated herein by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Elliott Davis, PLLC.
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

SKYLINE BANKSHARES, INC.

Date: March 20, 2026	By:	/s/ Blake M. Edwards
Blake M. Edwards President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 20, 2026.

Date: March 20, 2026	By:	/s/ Blake M. Edwards
Blake M. Edwards President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Lori C. Vaught
Lori C. Vaught Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 20, 2026	By:	/s/ Thomas M. Jackson, Jr.
Thomas M. Jackson, Jr. Chairman of the Board

Date: March 20, 2026	By:	/s/ W. David McNeill
W. David McNeill Vice Chairman

Date: March 20, 2026	By:	/s/ Jacky K. Anderson
Jacky K. Anderson Director

Date: March 20, 2026	By:	/s/ J. Howard Conduff, Jr.
J. Howard Conduff, Jr. Director

Date: March 20, 2026	By:	/s/ Bryan L. Edwards
Bryan L. Edwards Director

Date: March 20, 2026	By:	/s/ T. Mauyer Gallimore
T. Mauyer Gallimore Director

Date: March 20, 2026	By:	/s/ A. Melissa Gentry
A. Melissa Gentry Director

Date: March 20, 2026	By:	/s/ R. Devereux Jarratt
R. Devereux Jarratt Director

Date: March 20, 2026	By:	/s/ Theresa S. Lazo
Theresa S. Lazo Director

Date: March 20, 2026	By:	/s/ Israel D. O’Quinn
Israel D. O’Quinn Director

Date: March 20, 2026	By:	/s/ Christopher D. Reece
Christopher D. Reece Director

Date: March 20, 2026	By:	/s/ Frank A. Stewart
Frank A. Stewart Director

Date: March 20, 2026	By:	/s/ John Michael Turman
John Michael Turman Director

Date: March 20, 2026	By:	/s/ J. David Vaughan
J. David Vaughan Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders for the fiscal year ended December 31, 2025 and (ii) our proxy materials for our 2026 Annual Meeting to our stockholders subsequent to the filing of this report.  We will furnish copies of the annual report and the proxy materials to the SEC when we deliver such materials to our stockholders.