Form 10-Q
period 2026-06-30
Skyline Bankshares, Inc.
filed 2026-08-14
CIK 1657642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-209052

SKYLINE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	47-5486027
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

212 East Main Street
Floyd, Virginia	24091
(Address of Principal Executive Offices)	(Zip Code)

(540) 745-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant had 5,672,204 shares of Common Stock, no par value per share, outstanding as of August 13, 2026.

Part I. Financial Information

Item 1. Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

	June 30,	December 31,
(dollars in thousands)	2026	2025
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$19,529	$19,724
Interest-bearing deposits with banks	373	3,125
Federal funds sold	-	343
Total cash and cash equivalents	19,902	23,192
Investment securities available for sale	104,748	114,096
Restricted equity securities	4,715	3,474
Loans	1,108,258	1,058,198
Allowance for credit losses	(9,150)	(8,666)
Net loans	1,099,108	1,049,532
Cash value of life insurance	27,558	27,169
Properties and equipment, net	40,479	40,760
Accrued interest receivable	4,824	4,541
Core deposit intangible	2,708	3,043
Goodwill	7,900	7,900
Deferred tax assets, net	3,911	3,696
Other assets	16,082	15,900
	$1,331,935	$1,293,303

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$370,898	$371,001
Interest-bearing	809,460	807,164
Total deposits	1,180,358	1,178,165

Borrowings	25,000	-
Fed funds purchased	2,676	-
Accrued interest payable	526	531
Other liabilities	8,100	6,943
	1,216,660	1,185,639

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 25,000,000 shares authorized, 5,672,204 and 5,666,204 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Surplus	34,107	33,984
Retained earnings	94,503	86,617
Accumulated other comprehensive loss	(13,335)	(12,937)
	115,275	107,664
	$1,331,935	$1,293,303

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except share amounts)	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$16,866	$15,367	$33,095	$30,088
Interest-bearing deposits in banks	39	126	62	173
Federal funds sold	3	5	4	7
Interest on taxable securities	529	604	1,084	1,237
Interest on nontaxable securities	48	49	97	98
Dividends	56	113	116	145
	17,541	16,264	34,458	31,748
Interest expense
Deposits	3,197	3,441	6,518	6,776
Interest on borrowings	200	363	282	789
	3,397	3,804	6,800	7,565
Net interest income	14,144	12,460	27,658	24,183

Provision for credit losses	210	284	489	462
Net interest income after
Provision for credit losses	13,934	12,176	27,169	23,721

Noninterest income
Service charges on deposit accounts	696	606	1,346	1,190
Other service charges and fees	1,121	1,016	2,116	1,932
Mortgage origination fees	151	82	263	117
Increase in cash value of life insurance	206	180	385	354
Life insurance income	-	-	-	60
Other income	39	17	90	34
	2,213	1,901	4,200	3,687
Noninterest expenses
Salaries and employee benefits	5,227	4,850	10,061	9,350
Occupancy and equipment	1,528	1,405	3,075	2,884
Data processing expense	915	873	1,811	1,721
FDIC Assessments	205	238	454	484
Advertising	293	250	557	494
Bank franchise tax	150	132	300	264
Director fees	103	102	217	195
Professional fees	223	248	447	550
Telephone expense	94	118	209	242
Core deposit intangible amortization	166	208	335	420
Other expense	889	796	1,697	1,479
	9,793	9,220	19,163	18,083
Net income before income taxes	6,354	4,857	12,206	9,325

Income tax expense	1,368	1,056	2,619	1,951
Net income	$4,986	$3,801	$9,587	$7,374

Net income per share	$0.89	$0.68	$1.71	$1.32
Weighted average shares outstanding	5,617,204	5,584,704	5,617,204	5,584,704
Dividends declared per share	$0.00	$0.00	$0.30	$0.25

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
	(Unaudited)	(Unaudited)

Net Income	$9,587	$7,374

Other comprehensive (loss) income

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	-	11
Tax benefit	-	(2)

Unrealized (losses) gains on investment securities available for sale:
Unrealized (losses) gains arising during the period	(504)	3,941
Tax related to unrealized losses (gains)	106	(827)

Total other comprehensive (loss) income	(398)	3,123
Total comprehensive income	$9,189	$10,497

	Three Months Ended
	June 30,
(dollars in thousands)	2026	2025
	(Unaudited)	(Unaudited)

Net Income	$4,986	$3,801

Other comprehensive income

Net change in fair value of cash flow hedge:
Change in fair value of cash flow hedge	-	11
Tax benefit	-	(2)

Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	104	1,354
Tax related to unrealized gains	(22)	(284)

Total other comprehensive income	82	1,079
Total comprehensive income	$5,068	$4,880

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six and Three Months ended June 30, 2026 and 2025 (unaudited)

(dollars in thousands except share amounts)
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, December 31, 2024	5,651,704	$-	$33,507	$73,714	$(18,553)	$88,668

Net income	-	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	-	2,044	2,044
Dividends paid ($0.25 per share)	-	-	-	(1,413)	-	(1,413)
Share-based compensation	-	-	49	-	-	49

Balance, March 31, 2025	5,651,704	$-	$33,556	$75,874	$(16,509)	$92,921

Net income	-	-	-	3,801	-	3,801
Other comprehensive income	-	-	-	-	1,079	1,079
Share-based compensation	-	-	51	-	-	51

Balance, June 30, 2025	5,651,704	$-	$33,607	$79,675	$(15,430)	$97,852

Balance, December 31, 2025	5,666,204	$-	$33,984	$86,617	$(12,937)	$107,664

Net income	-	-	-	4,601	-	4,601
Other comprehensive loss	-	-	-	-	(480)	(480)
Dividends paid ($0.30 per share)	-	-	-	(1,701)	-	(1,701)
Stock awards issued	6,000	-	-	-	-	-
Share-based compensation	-	-	59	-	-	59

Balance, March 31, 2026	5,672,204	$-	$34,043	$89,517	$(13,417)	$110,143

Net income	-	-	-	4,986	-	4,986
Other comprehensive income	-	-	-	-	82	82
Share-based compensation	-	-	64	-	-	64

Balance, June 30, 2026	5,672,204	$-	$34,107	$94,503	$(13,335)	$115,275

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$9,587	$7,374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,064	1,005
Amortization of core deposit intangible	335	420
Accretion of loan discount and deposit premium, net	(337)	(513)
Provision for credit losses	489	462
Deferred income taxes	(109)	83
Accretion of discount on securities, net of amortization of premiums	40	17
Deferred compensation	83	59
Share-based compensation	123	100
Loss on sale of other real estate owned	-	27
Life insurance income	-	(60)
Changes in assets and liabilities:
Cash value of life insurance	(385)	(354)
Accrued interest receivable	(283)	(221)
Other assets	(182)	1,351
Accrued interest payable	(5)	(336)
Other liabilities	1,135	199
Net cash provided by operating activities	11,555	9,613

Cash flows from investing activities
Activity in available for sale securities:
Maturities/calls/paydowns	8,804	7,752
Purchases of restricted equity securities	(1,241)	(1,105)
Net increase in loans	(49,779)	(42,530)
Purchases of life insurance contracts	(4,106)	-
Proceeds from life insurance contracts	4,102	328
Proceeds from sale of other real estate owned	-	113
Purchases of property and equipment	(783)	(3,532)
Net cash used in investing activities	(43,003)	(38,974)

Cash flows from financing activities
Net increase in deposits	2,183	47,751
Proceeds from FHLB advances	72,000	204,500
Repayments on FHLB advances	(47,000)	(188,500)
Net change in fed funds purchased	2,676	(4,254)
Advances on short-term line of credit	-	4,000
Payment on short-term line of credit	-	(7,500)
Dividends paid	(1,701)	(1,413)
Net cash provided by financing activities	28,158	54,584
Net (decrease) increase in cash and cash equivalents	(3,290)	25,223

Cash and cash equivalents, beginning	23,192	19,451
Cash and cash equivalents, ending	$19,902	$44,674

See Notes to Consolidated Financial Statements

Skyline Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows, continued

For the Six Months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$6,805	$7,901
Taxes paid	$2,446	$981

Supplemental disclosure of noncash investing activities
Effect on equity of change in net unrealized (loss) gain on available for sale securities	$(398)	$3,114
Unrealized holding gains on cash flow hedge	$-	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	$110	$-

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

The consolidated financial statements as of June 30, 2026 and for the three and six-month periods ended June 30, 2026 and 2025 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six-months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

The Company seeks strategies that minimize the tax effect of implementing its business strategies. As such, judgments are made regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits. The Company’s tax returns are subject to examination by both Federal and State authorities. Such examinations may result in the assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2026 and December 31, 2025 is summarized in the following table. There was no allowance for credit losses on available for sale securities as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
Available for sale:
U.S. Government agencies	$20,493	$-	$(2,638)	$17,855
Mortgage-backed securities	54,210	-	(6,551)	47,659
State and municipal securities	45,889	8	(6,663)	39,234
	$120,592	$8	$(15,852)	$104,748
December 31, 2025
Available for sale:
U.S. Government agencies	$25,457	$-	$(2,444)	$23,013
Mortgage-backed securities	58,040	-	(6,379)	51,661
State and municipal securities	45,939	7	(6,524)	39,422
	$129,436	$7	$(15,347)	$114,096

Restricted equity securities totaled $4.7 million at June 30, 2026 and $3.5 million at December 31, 2025. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corp., Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System. The Bank’s stock in CBB Financial Corp. and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following tables details unrealized losses and related fair values in the Company’s available for sale investment securities portfolios for which an allowance for credit losses has not been recorded as of June 30, 2026 and December 31, 2025. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available for sale:
U.S. Government agencies	$-	$-	$17,855	$(2,638)	$17,855	$(2,638)
Mortgage-backed securities	-	-	47,659	(6,551)	47,659	(6,551)
State and municipal securities	1,240	(32)	37,576	(6,631)	38,816	(6,663)
Total securities available for sale	$1,240	$(32)	$103,090	$(15,820)	$104,330	$(15,852)

December 31, 2025
Available for sale:
U.S. Government agencies	$-	$-	$23,013	$(2,444)	23,013	$(2,444)
Mortgage-backed securities	-	-	51,661	(6,379)	51,661	(6,379)
State and municipal securities	-	-	38,405	(6,524)	38,405	(6,524)
Total securities available for sale	$-	$-	$113,079	$(15,347)	$113,079	$(15,347)

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Investment Securities, continued

At June 30, 2026, 76 investment securities with unrealized losses had depreciated 13.19 percent from their total amortized cost basis. Management evaluates all available for sale investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026 and December 31, 2025, there was no allowance for credit losses related to the available for sale portfolio as a result of management’s evaluation of the available for sale investments in an unrealized loss position as discussed above.

There were no sales of investment securities available for sale for the six-month periods ended June 30, 2026 and 2025, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented. In the future management may elect to classify securities as held to maturity based upon such considerations as the nature of the security, the Bank’s ability to hold the security until maturity, and general economic conditions. The scheduled maturities of securities available for sale at June 30, 2026, were as follows:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$135	$135
Due after one year through five years	22,562	20,694
Due after five years through ten years	62,825	55,320
Due after ten years	35,070	28,599
	$120,592	$104,748

Maturities of mortgage-backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Investment securities with amortized cost of approximately $54.2 million and $55.3 million at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans Receivable

The major components of loans in the consolidated balance sheets at June 30, 2026 and December 31, 2025 are as follows:

(dollars in thousands)	2026	2025

Real Estate Secured:
Construction & development	$65,449	$64,851
Farmland	26,940	23,203
Residential	623,280	596,318
Commercial mortgage	320,833	302,696
Non-Real Estate Secured:
Commercial & agricultural	58,843	56,997
Consumer & other	12,913	14,133
Total loans	1,108,258	1,058,198
Allowance for credit losses	(9,150)	(8,666)
Loans, net of allowance for credit losses	$1,099,108	$1,049,532

Included in total loans above are deferred loan fees of $1.9 million and $1.8 million at June 30, 2026 and December 31, 2025, respectively. Included in total loans above are deferred loan costs of $6.4 million and $6.0 million, at June 30, 2026 and December 31, 2025, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable related to loans totaled $4.3 million at June 30, 2026 and $4.0 million at December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, $245.1 million and $235.7 million, respectively, of the Bank’s residential 1-4 family loans were pledged as collateral for borrowing lines at the FHLB.

As of June 30, 2026, the Bank had $247 thousand in residential real estate loans in the process of foreclosure. As of December 31, 2025, the Bank had no residential real estate loans in the process of foreclosure.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses

Allowance for Credit Losses - Loans

The change in the allowance for credit losses for the three and six months ended June 30, 2026, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended June 30, 2026.

The change in the allowance for credit losses for the three and six months ended June 30, 2025, was due to the increase in loan volume and changes in the Company’s forecast variables during the period ended June 30, 2025.

The following table summarizes the activity related to the allowance for credit losses for the three and six-month periods ended June 30, 2026 and 2025 under the Current Expected Credit Losses methodology.

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2026

Balance, March 31, 2026	$968	$224	$4,781	$2,293	$498	$150	$8,914
Charge-offs	-	-	-	-	(4)	(44)	(48)
Recoveries	-	-	-	-	2	11	13
Provision for (recovery of provision)	(110)	-	222	72	38	49	271
Balance, June 30, 2026	$858	$224	$5,003	$2,365	$534	$166	$9,150

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Three Months Ended June 30, 2025

Balance, March 31, 2025	$1,005	$166	$4,222	$1,968	$519	$280	$8,160
Charge-offs	-	-	(1)	-	-	(30)	(31)
Recoveries	-	-	2	1	25	17	45
Provision for credit losses	31	7	24	72	14	52	200
Balance, June 30, 2025	$1,036	$173	$4,247	$2,041	$558	$319	$8,374

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2026

Balance, December 31, 2025	$924	$182	$4,677	$2,192	$530	$161	$8,666
Charge-offs	-	-	-	-	(15)	(78)	(93)
Recoveries	-	-	-	2	4	21	27
Provision for (recovery of provision)	(66)	42	326	171	15	62	550
Balance, June 30, 2026	$858	$224	$5,003	$2,365	$534	$166	$9,150

(dollars in thousands)	Construction & Development	Farmland	Residential	Commercial Mortgage	Commercial & Agricultural	Consumer & Other	Total

For the Six Months Ended June 30, 2025

Balance, December 31, 2024	$1,012	$174	$4,070	$1,941	$504	$326	$8,027
Charge-offs	-	-	(1)	-	-	(70)	(71)
Recoveries	-	-	2	2	28	25	57
Provision for (recovery of provision)	24	(1)	176	98	26	38	361
Balance, June 30, 2025	$1,036	$173	$4,247	$2,041	$558	$319	$8,374

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio. The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. “Substandard” assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in assets classified “Substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as "Loss” are those considered uncollectible, and of such little value that its continuance on the books is not warranted. As of June 30, 2026 and December 31, 2025, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

Assets that do not currently expose the Bank to sufficient risk to warrant a classification of “Substandard” or “Doubtful,” but that otherwise possess identifiable weaknesses, are designated “Special Mention.” Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk. Loans that are currently performing and are of high quality are given a loan rating of “Pass”.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2026 and December 31, 2025:

	Loan Grades
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
June 30, 2026
Real Estate Secured:
Construction & development	$64,784	$202	$393	$70	$65,449
Farmland	25,179	-	1,134	627	26,940
Residential	611,638	1,023	4,597	6,022	623,280
Commercial mortgage	315,765	2,589	1,421	1,058	320,833
Non-Real Estate Secured:
Commercial & agricultural	58,002	661	8	172	58,843
Consumer & other	12,856	-	-	57	12,913
Total	$1,088,224	$4,475	$7,553	$8,006	$1,108,258

December 31, 2025
Real Estate Secured:
Construction & development	$64,486	$365	$-	$-	$64,851
Farmland	21,419	-	1,154	630	23,203
Residential	584,031	358	5,065	6,864	596,318
Commercial mortgage	295,722	4,430	1,584	960	302,696
Non-Real Estate Secured:
Commercial & agricultural	56,112	668	17	200	56,997
Consumer & other	14,069	21	-	43	14,133
Total	$1,035,839	$5,842	$7,820	$8,697	$1,058,198

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Credit Quality Indicators, continued

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026:

	Term Loans by Year of Origination							Revolving Loans Converted
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	To Term	Total

Construction & development
Pass	$9,430	$27,608	$7,877	$3,350	$2,646	$10,379	$3,494	$-	$64,784
Watch	-	-	202	-	-	-	-	-	202
Special Mention	28	-	-	365	-	-	-	-	393
Substandard	-	-	-	-	70	-	-	-	70
Total construction & development	$9,458	$27,608	$8,079	$3,715	$2,716	$10,379	$3,494	$-	$65,449

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$2,280	$4,338	$2,124	$2,307	$1,358	$7,997	$4,775	$-	$25,179
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	916	125	93	1,134
Substandard	-	-	-	-	-	627	-	-	627
Total farmland	$2,280	$4,338	$2,124	$2,307	$1,358	$9,540	$4,900	$93	$26,940

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$45,806	$103,986	$54,309	$54,368	$92,346	$153,547	$106,989	$287	$611,638
Watch	-	98	-	307	178	440	-	-	1,023
Special Mention	-	-	588	122	1,030	2,288	304	265	4,597
Substandard	-	-	454	493	2,509	577	1,989	-	6,022
Total residential	$45,806	$104,084	$55,351	$55,290	$96,063	$156,852	$109,282	$552	$623,280

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage
Pass	$27,811	$38,265	$28,527	$38,683	$47,729	$121,050	$5,297	$8,403	$315,765
Watch	-	-	-	-	1,933	656	-	-	2,589
Special Mention	-	-	-	-	-	1,421	-	-	1,421
Substandard	-	-	87	-	-	971	-	-	1,058
Total commercial mortgage	$27,811	$38,265	$28,614	$38,683	$49,662	$124,098	$5,297	$8,403	$320,833

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & agricultural
Pass	$10,976	$14,069	$7,772	$4,430	$2,970	$2,932	$14,818	$35	$58,002
Watch	-	-	-	65	-	-	596	-	661
Special Mention	-	-	-	-	-	8	-	-	8
Substandard	-	-	35	-	-	137	-	-	172
Total commercial & agricultural	$10,976	$14,069	$7,807	$4,495	$2,970	$3,077	$15,414	$35	$58,843

Current period gross write-offs	$-	$9	$-	$2	$-	$4	$-	$-	$15

Consumer & other
Pass	$3,158	$3,517	$1,421	$670	$1,287	$2,089	$714	$-	$12,856
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	4	16	-	37	-	-	57
Total consumer & other	$3,158	$3,517	$1,425	$686	$1,287	$2,126	$714	$-	$12,913

Current period gross write-offs	$3	$30	$19	$12	$7	$7	$-	$-	$78

Total loans
Pass	$99,461	$191,783	$102,030	$103,808	$148,336	$297,994	$136,087	$8,725	$1,088,224
Watch	-	98	202	372	2,111	1,096	596	-	4,475
Special Mention	28	-	588	487	1,030	4,633	429	358	7,553
Substandard	-	-	580	509	2,579	2,349	1,989	-	8,006
Total loans	$99,489	$191,881	$103,400	$105,176	$154,056	$306,072	$139,101	$9,083	$1,108,258

Total Current period gross write-offs	$3	$39	$19	$14	$7	$11	$-	$-	$93

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	June 30, 2026
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	63	63
Residential	2,848	684	3,532
Commercial mortgage	-	23	23
Commercial & agricultural	-	137	137
Consumer & other	-	57	57
Total	$2,848	$964	$3,812

	December 31, 2025
(dollars in thousands)	Nonaccrual Loans with no Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans

Construction & development	$-	$-	$-
Farmland	-	63	63
Residential	3,264	1,172	4,436
Commercial mortgage	-	112	112
Commercial & agricultural	-	157	157
Consumer & other	-	42	42
Total	$3,264	$1,546	$4,810

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Nonaccrual Loans, continued

The following table represents the accrued interest receivables written off on nonaccrual loans by reversing interest income during the three and six months ended June 30, 2026 and June 30, 2025:

(dollars in thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Construction & development	$-	$-
Farmland	-	-
Residential	2	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	-
Total	$3	$-

(dollars in thousands)	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Construction & development	$-	$-
Farmland	-	-
Residential	6	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	2	1
Total	$8	$1

The following table represents the interest income recognized on loans before they entered nonaccrual status during the three and six months ended June 30, 2026 and June 30, 2025:

(dollars in thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Construction & development	$-	$-
Farmland	-	-
Residential	2	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	-
Total	$3	$-

(dollars in thousands)	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Construction & development	$-	$-
Farmland	-	-
Residential	3	-
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	1	-
Total	$4	$-

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Aging Analysis

The following table presents an aging analysis of past due loans by category as of June 30, 2026:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

June 30, 2026
Real Estate Secured:
Construction & development	$-	$-	$-	$-	$65,449	$65,449
Farmland	257	-	-	63	26,620	26,940
Residential	146	42	-	3,532	619,560	623,280
Commercial mortgage	-	-	-	23	320,810	320,833
Non-Real Estate Secured:
Commercial & agricultural	55	-	-	137	58,651	58,843
Consumer & other	48	14	-	57	12,794	12,913
Total	$506	$56	$-	$3,812	$1,103,884	$1,108,258

The following table presents an aging analysis of past due loans by category as of December 31, 2025:

	Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current	Total Loans

December 31, 2025
Real Estate Secured:
Construction & development	$-	$-	$-	$-	$64,851	$64,851
Farmland	-	-	-	63	23,140	23,203
Residential	197	47	-	4,436	591,638	596,318
Commercial mortgage	27	-	-	112	302,557	302,696
Non-Real Estate Secured:
Commercial & agricultural	10	-	-	157	56,830	56,997
Consumer & other	26	9	-	42	14,056	14,133
Total	$260	$56	$-	$4,810	$1,053,072	$1,058,198

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

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	2026	2025

Construction & development	$-	$-
Farmland	-	-
Residential	4,648	5,064
Commercial mortgage	-	-
Commercial & agricultural	-	-
Consumer & other	-	-
Total Loans	$4,648	$5,064

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Credit Losses, continued

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a lifetime probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. There are no commitments to lend additional funds to borrowers experiencing financial difficulty as of June 30, 2026 and December 31, 2025.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no loans modified in the last 12 months as of June 30, 2026 and June 30, 2025.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2026 and June 30, 2025:

(dollars in thousands)	Total Allowance for Credit Losses – Unfunded Commitments

For the Three Months Ended June 30, 2026

Balance, March 31, 2026	$479
Recovery of provision for credit losses - unfunded commitments	(61)
Balance, June 30, 2026	$418

For the Three Months Ended June 30, 2025

Balance, March 31, 2025	$388
Provision for credit losses - unfunded commitments	84
Balance, June 30, 2025	$472

For the Six Months Ended June 30, 2026

Balance, December 31, 2025	$479
Recovery of provision for credit losses - unfunded commitments	(61)
Balance, June 30, 2026	$418

For the Six Months Ended June 30, 2025

Balance, December 31, 2024	$371
Provision for credit losses - unfunded commitments	101
Balance, June 30, 2025	$472

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Deposits

The following table presents the composition of deposits at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025

Interest-bearing deposits:
Interest-bearing demand deposit accounts	$163,605	$157,872
Money market	126,678	116,600
Savings	170,782	169,627
Time deposits	348,395	363,065
Total interest-bearing deposits	809,460	807,164
Noninterest-bearing deposits	370,898	371,001
Total deposits	$1,180,358	$1,178,165

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2026 and December 31, 2025 was $117.8 million, and $124.0 million, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected November 1 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet. An analysis of goodwill during the six-month period ended June 30, 2026 and for the year ended December 31, 2025 is as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025

Beginning of year	$7,900	$7,900
Impairment	-	-
End of the period	$7,900	$7,900

Intangible Assets

The following table presents the activity for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization. Core deposit intangibles at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025

Balance at beginning of year, net of accumulated amortization	$3,043	$3,815
Amortization expense	(335)	(772)
Net book value	$2,708	$3,043

Aggregate amortization expense was $335 thousand and $420 thousand for the six-month periods ended June 30, 2026 and 2025, respectively. Aggregate amortization expense was $166 thousand and $208 thousand for the three-month periods ended June 30, 2026 and 2025, respectively.

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Goodwill and Intangible Assets, continued

Intangible Assets, continued

The following table presents the estimated amortization expense of the core deposit intangible over the remaining useful life:

(dollars in thousands)

Six months ending December 31, 2026	$312
For the year ending December 31, 2027	564
For the year ending December 31, 2028	484
For the year ending December 31, 2029	406
For the year ending December 31, 2030	330
Thereafter	612
Total	$2,708

Note 7. Short-Term Borrowings

At June 30, 2026, the Bank had a $25.0 million FHLB advance outstanding at a rate of 3.81%, with a maturity date of July 6, 2026, that was classified as short-term. At December 31, 2025 the Bank had no borrowings outstanding classified as short-term.

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. On September 5, 2025, this $5.0 million unsecured revolving line of credit was renewed, and as a result the maturity date was changed to September 9, 2026. Interest on the line of credit is variable and is set at the prime rate. At June 30, 2026 and December 31, 2025, there was no balance outstanding under this revolving line of credit.

At June 30, 2026, the Bank had established unsecured lines of credit of approximately $75.0 million with correspondent banks to provide additional liquidity if, and as needed. At June 30, 2026 the Bank had $2.7 million outstanding under these lines of credit. There was nothing outstanding under these lines of credit as of December 31, 2025. In addition, the Bank has the ability to borrow up to approximately $367.9 million from the FHLB, subject to the pledging of collateral.

Note 8. Long-Term Borrowings

At June 30, 2026 and December 31, 2025, neither the Company nor the Bank had any borrowings outstanding classified as long-term.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025

Commitments to extend credit	$239,543	$227,390
Standby letters of credit	3,688	3,091
	$243,231	$230,481

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For accrued interest receivable and accrued interest payable, the carrying amount is a reasonable estimate of the fair value, due to the short period to expected realization or settlement. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

For loans, the carrying amount is net of unearned income and the allowance for credit losses. In accordance with ASU No. 2016-01, the fair value of loans as of June 30, 2026 and December 31, 2025, was measured using an exit price notion.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026

Financial Instruments – Assets
Cash and cash equivalents	$19,902	$19,902	$19,902	$-	$-
Restricted equity securities	4,715	4,715	-	4,715	-
Net loans	1,099,108	1,090,004	-	-	1,090,004
Accrued interest receivable	4,824	4,824	-	4,824	-

Financial Instruments – Liabilities
Time Deposits	348,395	345,254	-	345,254	-
FHLB Advances	25,000	24,999	-	24,999	-
Accrued interest payable	526	526	-	526	-

December 31, 2025

Financial Instruments – Assets
Cash and cash equivalents	$23,192	$23,192	$23,192	$-	$-
Restricted equity securities	3,474	3,474	-	3,474	-
Net loans	1,049,532	1,032,254	-	-	1,032,254
Accrued interest receivable	4,541	4,541	-	4,541	-

Financial Instruments – Liabilities
Time Deposits	363,065	361,318	-	361,318	-
Accrued interest payable	531	531	-	531	-

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

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Financial Instruments, continued

Assets Recorded at Fair Value on a Recurring Basis

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2026
Investment securities available for sale
U.S. Government agencies	$17,855	$-	$17,855	$-
Mortgage-backed securities	47,659	-	47,659	-
State and municipal securities	39,234	-	39,234	-
Total assets at fair value	$104,748	$-	$104,748	$-

December 31, 2025
Investment securities available for sale
U.S. Government agencies	$23,013	$-	$23,013	$-
Mortgage-backed securities	51,661	-	51,661	-
State and municipal securities	39,422	-	39,422	-
Total assets at fair value	$114,096	$-	$114,096	$-

No liabilities were recorded at fair value on a recurring basis as of June 30, 2026 or December 31, 2025. There were no transfers between levels during the six-month period ended June 30, 2026 and the year ended December 31, 2025.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2026
Individually evaluated loans	$5,975	$-	$-	$5,975
Total assets at fair value	$5,975	$-	$-	$5,975

(dollars in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025
Individually evaluated loans	$6,960	$-	$-	$6,960
Total assets at fair value	$6,960	$-	$-	$6,960

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2026	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Individually Evaluated Loans	$5,975	$6,960	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0	–	10%

Skyline Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 11. Capital Requirements

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Small Bank Holding Company Policy Statement, and is not obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2026 and December 31, 2025, respectively.  These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital (to risk weighted assets)	$127,043	11.86%	$85,679	8.00%	$107,099	10.00%
Tier 1 Capital (to risk weighted assets)	$117,513	10.97%	$64,259	6.00%	$85,679	8.00%
Common Equity Tier 1 (to risk weighted assets)	$117,513	10.97%	$48,194	4.50%	$69,614	6.50%
Tier 1 Capital (to average total assets)	$117,513	8.81%	$53,377	4.00%	$66,722	5.00%

December 31, 2025
Total Capital (to risk weighted assets)	$118,147	11.53%	$81,973	8.00%	$102,466	10.00%
Tier 1 Capital (to risk weighted assets)	$109,056	10.64%	$61,480	6.00%	$81,973	8.00%
Common Equity Tier 1 (to risk weighted assets)	$109,056	10.64%	$46,110	4.50%	$66,603	6.50%
Tier 1 Capital (to average total assets)	$109,056	8.34%	$52,317	4.00%	$65,396	5.00%

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

The CBLR framework was available for banks to use in their June 30, 2026 Call Report. At this time the Company has elected not to opt into the CBLR framework for the Bank, but may opt into the CBLR framework in the future.

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

Executive Summary

●	Net income was $5.0 million, or $0.89 per share, for the second quarter of 2026, compared to $3.8 million, or $0.68 per share, for the second quarter of 2025.
●	For the six months ended June 30, 2026, net income was $9.6 million, or $1.71 per share, compared to net income of $7.4 million, or $1.32 per share, for the six months ended June 30, 2025.
●

Second quarter 2026 earnings represented an annualized return on average assets (“ROAA”) of 1.50% and an annualized return on average equity (“ROAE”) of 17.70%, compared to 1.21% and 16.01%, respectively, for the same period last year.

●	Net interest margin was 4.62% for the second quarter of 2026, compared to 4.55% in the first quarter of 2026, and 4.27% in the second quarter of 2025.
●	Total assets increased $38.6 million, or 2.99%, to $1.33 billion at June 30, 2026 from $1.29 billion at December 31, 2025.
●

Net loans were $1.10 billion at June 30, 2026, an increase of $49.6 million, or 4.72%, when compared to $1.05 billion at December 31, 2025. Loan growth during the first six months of 2026 was at an annualized rate of 9.54%.

●	Total deposits were $1.18 billion at June 30, 2026, an increase of $2.2 million, or 0.19%, compared to December 31, 2025.
●	Book value increased from $19.00 per share at December 31, 2025 to $20.32 per share at June 30, 2026.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months ended June 30, 2026 and 2025

Net interest income after provision for credit losses in the second quarter of 2026 was $13.9 million, compared to $12.2 million in the second quarter of 2025. Total interest income was $17.5 million in the second quarter of 2026, representing an increase of $1.3 million in comparison to the $16.3 million in the second quarter of 2025. Interest income on loans increased in the quarterly comparison by $1.5 million, primarily due to organic loan growth. Management anticipates that this loan growth will continue to have a positive impact on both earning assets and loan yields. Interest expense on deposits decreased by $244 thousand in the quarterly comparison due to deposit repricing. Management anticipates that interest expense on deposits could increase in the near term as competitive pressures for deposits may result in increases in rates on deposit offerings, especially on time deposits. Interest on borrowings decreased by $163 thousand, primarily due to the quarter over quarter decrease in average borrowings of $16.0 million.

Second quarter 2026 noninterest income was $2.2 million compared with $1.9 million in the second quarter of 2025. The increase of $312 thousand in the quarter over quarter comparison was primarily due to an increase in service charges and fees of $195 thousand and an increase of $69 thousand in mortgage origination fees.

Noninterest expense in the second quarter of 2026 was $9.8 million compared with $9.2 million in the second quarter of 2025, an increase of $573 thousand, or 6.21%. Salaries and employee benefits increased by $377 thousand in the quarterly comparison due to personnel additions and routine adjustments, as well as increased benefit costs. Occupancy and equipment expenses increased by $123 thousand, and data processing increased by $42 thousand in the quarterly comparison. Core deposit intangible amortization decreased by $42 thousand in the quarterly comparison.

Net income before taxes increased by $1.5 million in the quarterly comparison, causing an increase in income tax expense of $312 thousand.

Results of Operations for the Six Months ended June 30, 2026 and 2025

For the first half of 2026, net interest income after provision for credit losses was $27.2 million compared to $23.7 million for the first half of 2025. Interest income increased by $2.7 million, primarily due to an increase of $3.0 million in interest income on loans, primarily due to organic loan growth. Interest expense on deposits decreased by $258 thousand for the six months ended June 30, 2026 compared to the same period last year due to deposit repricing. Interest on borrowings decreased by $507 thousand in the six-month comparison, primarily due to a decrease in average borrowings of $22.7 million in the year over year comparison.

For the six months ended June 30, 2026 and 2025, noninterest income was $4.2 million and $3.7 million, respectively. Included in noninterest income for the first six months of 2025 was $60 thousand from life insurance contracts. Excluding this item, noninterest income increased by $573 thousand in the year over year comparison, primarily because of an increase in service charges and fees of $340 thousand and an increase of $146 thousand in mortgage origination fees.

For the six-month period ended June 30, 2026, total noninterest expenses increased by $1.1 million compared to the same period in 2025, primarily due to employee costs. Salaries and employee benefits increased by $711 thousand. Occupancy and equipment expenses increased by $191 thousand, and data processing increased by $90 thousand from the first six months of 2025 to 2026. Core deposit intangible amortization decreased by $85 thousand.

In the six-month comparison, net income before taxes increased by $2.9 million, resulting in an increase in income tax expense of $668 thousand.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $38.6 million, or 2.99%, to $1.33 billion at June 30, 2026 from $1.29 billion at December 31, 2025. The increase in total assets during the first six months of 2026 can be primarily attributed to the loan growth of $50.1 million.

Total loans increased by $50.1 million, or 4.73%, to $1.11 billion at June 30, 2026 from $1.06 billion at December 31, 2025. Total loans increased by $80.7 million, or 7.86%, when compared to $1.03 billion at June 30, 2025. Loan growth during the first six months of 2026 was at an annualized rate of 9.54%.

Asset quality has remained strong, with a ratio of nonperforming loans to total loans of 0.34% at June 30, 2026 compared to 0.45% at December 31, 2025. The allowance for credit losses to total loans was 0.83% at June 30, 2026 compared to 0.82% at December 31, 2025, respectively.

Investment securities decreased by $9.3 million to $104.7 million at June 30, 2026 from $114.1 million at December 31, 2025. The decrease in the first half of 2026 was the result of a $504 thousand increase in unrealized losses on investment securities and paydowns and maturities of $8.8 million.

Total deposits were $1.18 billion at June 30, 2026 an increase of $2.2 million, or 0.19%, compared to December 31, 2025. Noninterest bearing deposits decreased by $103 thousand and interest-bearing deposits increased by $2.3 million during the first six months of 2026. Lower cost interest bearing deposits increased by $17.0 million during the first half of 2026, while higher cost time deposits decreased by $14.7 million.

Total stockholders’ equity increased by $7.6 million, or 7.07%, to $115.3 million at June 30, 2026, from $107.7 million at December 31, 2025. The change during the first half of 2026 was due to earnings of $9.6 million, less dividends paid of $1.7 million, and $398 thousand in other comprehensive losses. Book value increased from $19.00 per share at December 31, 2025 to $20.32 per share at June 30, 2026.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate Loans

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate.  Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies.  Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.  As of June 30, 2026 approximately 45.11% of our commercial mortgage loans are owner occupied and 54.89% are non-owner occupied.

We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. From time to time, we will also originate fixed-rate loans.  We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines. Although our commercial real estate loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in our market area could have an adverse impact on this portfolio of loans and the Company’s income and financial position.

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

Commercial Real Estate Loans, continued

We believe that our commercial real estate composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of June 30, 2026, the amortized cost balances of concentrations in our commercial real estate loan portfolio, were as follows:

	Owner	Non-Owner
	Occupied	Occupied	Total	%

Office	$41,889	$45,623	$87,512	27.28%
Hotel	-	54,106	54,106	16.86%
Retail	19,737	20,642	40,379	12.59%
Warehouse	30,479	8,688	39,167	12.21%
Mini-storage	2,031	13,943	15,974	4.98%
Industrial	11,649	4,174	15,823	4.93%
Restaurants	10,662	3,750	14,412	4.49%
Churches	8,602	702	9,304	2.90%
Assisted living	730	7,754	8,484	2.64%
Other	18,962	16,710	35,672	11.12%
Total	$144,741	$176,092	$320,833	100.00%

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

The following table provides information about the allowance for credit losses, nonperforming assets and loans past due 90 days or more and still accruing as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025

Allowance for credit losses	$9,150	$8,666
Total loans	$1,108,258	$1,058,198
Allowance for credit losses to total loans	0.83%	0.82%

Nonperforming loans:
Nonaccrual loans	$3,812	$4,810
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	3,812	4,810
Other real estate owned	-	-
Total nonperforming assets	$3,812	$4,810

Total nonperforming loans as a percentage to total loans	0.34%	0.45%
Total allowance for credit losses to nonperforming loans	240.03%	180.17%
Total nonperforming assets as a percentage to total assets	0.29%	0.37%
Total nonaccrual loans as a percentage to total loans	0.34%	0.45%
Total allowance for credit losses to nonaccrual loans	240.03%	180.17%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming and Problem Assets, continued

Total nonperforming loans were 0.34% and 0.45% of total outstanding loans as of June 30, 2026 and December 31, 2025, respectively. The decrease in nonperforming loans during the six month period was due to paydowns and payoffs received on the loans. Loans are placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management’s ability to ultimately resolve these loans either with or without significant loss will be determined, to a great extent, by general economic and real estate market conditions.

Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans or other real estate owned. As of June 30, 2026, loans past due 30-89 days and still accruing totaled $562 thousand compared to $316 thousand at December 31, 2025. There was no other real estate owned as of June 30, 2026 and December 31, 2025, respectively. More information on nonperforming assets and modifications to borrowers experiencing financial difficulty can be found in Note 4 of the “Notes to Consolidated Financial Statements” found in this Quarterly Report on Form 10-Q.

As of June 30, 2026 and December 31, 2025, respectively, we had loans with a current principal balance of $12.0 million and $13.7 million rated “Watch” or “Special Mention”. The “Watch” classification is utilized by us when we have an initial concern about the financial health of a borrower that indicates above average risk. We then gather current financial information about the borrower and evaluate our current risk in the credit. After this review we will either move the loan to a higher risk rating category or move it back to its original risk rating. Loans may be left rated “Watch” for a longer period of time if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Assets that do not currently expose the Bank to sufficient risk to warrant a classification such as “Substandard” or “Doubtful” but otherwise possess weaknesses are designated “Special Mention”. Loans rated as “Watch” or “Special Mention” are not considered “potential problem loans” until they are determined by management to be classified as “Substandard”. As of June 30, 2026 and December 31, 2025, respectively, potential problem loans classified as “Substandard” totaled $8.0 million and $8.7 million, respectively. As of June 30, 2026 and December 31, 2025, the Bank had no loans graded “Doubtful” included in the balance of total loans outstanding.

The allowance for credit losses is maintained at a level adequate to absorb potential losses.  Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves.  Bank regulators also periodically review the Bank’s loans and other assets to assess their quality.  Loans deemed uncollectible are charged to the allowance.  Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.  The allowance for credit losses was approximately 0.83% of total loans at June 30, 2026 compared to 0.82% of total loans at December 31, 2025.  The increase in the allowance for credit losses was due to increases in loan volume and changes in the Company’s forecast variables. The allocation of the allowance for credit losses as of June 30, 2026 and December 31, 2025 is as follows:

(dollars in thousands)	June 30, 2026			December 31, 2025
Balance at the end of the period applicable to:	Amount	% of ACL to Loans	% of Loans to Total Loans	Amount	% of ACL to Loans	% of Loans to Total Loans

Construction & development	$858	1.31%	5.91%	$924	1.42%	6.13%
Farmland	224	0.83%	2.43%	182	0.78%	2.19%
Residential	5,003	0.80%	56.24%	4,677	0.78%	56.35%
Commercial mortgage	2,365	0.74%	28.95%	2,192	0.72%	28.61%
Commercial & agriculture	534	0.91%	5.31%	530	0.93%	5.38%
Consumer and other	166	1.29%	1.16%	161	1.14%	1.34%
Total	$9,150	0.83%	100.00%	$8,666	0.82%	100.00%

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Charge-Offs

The following table presents net charge-offs, average loan balances and net charge-offs as a percentage of average loan balances for the six months ended June 30, 2026 and 2025, and the year ended December 31, 2025.

	Six months ended June 30, 2026
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$66,275	0.00%
Farmland	-	25,966	0.00%
Residential	-	609,493	0.00%
Commercial mortgage	2	313,009	0.00%
Commercial & agriculture	(11)	57,435	(0.02%)
Consumer & other	(57)	13,431	(0.42%)
Total	$(66)	$1,085,555	(0.01%)

	Six months ended June 30, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$68,532	0.00%
Farmland	-	23,765	0.00%
Residential	1	537,589	0.00%
Commercial mortgage	2	295,893	0.00%
Commercial & agriculture	28	63,168	0.04%
Consumer & other	(45)	18,667	(0.24%)
Total	$(14)	$1,007,614	0.00%

	Year ended December 31, 2025
			Percentage of Net
			(Charge-Offs)
	Net		Recoveries to
	(Charge-Offs)	Average	Average
(dollars in thousands)	Recoveries	Loans	Loans

Construction & development	$-	$68,126	0.00%
Farmland	-	23,668	0.00%
Residential	1	558,135	0.00%
Commercial mortgage	4	296,448	0.00%
Commercial & agriculture	(4)	60,964	(0.01%)
Consumer & other	(121)	17,175	(0.70%)
Total	$(120)	$1,024,516	(0.01%)

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $75.0 million at June 30, 2026. At June 30, 2026 the Bank had $2.7 million outstanding under these lines of credit. There was nothing outstanding under these lines of credit as of December 31, 2025. In addition, the Bank has the ability to borrow up to approximately $367.9 million from the FHLB, subject to the pledging of collateral.

At June 30, 2026, the Bank had short-term FHLB advances of $25.0 million. At December 31, 2025 the Bank had no borrowings outstanding classified as short-term.

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

On September 9, 2024, the Company entered into a $5.0 million unsecured revolving line of credit, with a maturity date of September 9, 2025. On September 5, 2025, this $5.0 million unsecured revolving line of credit was renewed, and as a result the maturity date was changed to September 9, 2026. Interest on the line of credit is variable and is set at the prime rate. At June 30, 2026 and December 31, 2025, there was no balance outstanding under this revolving line of credit.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 6.1% and 7.2% for the periods ended June 30, 2026 and December 31, 2025, respectively. These ratios are considered to be adequate by management.

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

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. At June 30, 2026, the Bank exceeded minimum regulatory capital requirements and is considered to be “well capitalized.”

At June 30, 2026, the Company’s equity to asset ratio was 8.65% and the Bank’s capital was in excess of regulatory requirements as discussed above. The Company will continue to monitor economic conditions in determining future cash dividends and any requirements for additional capital each quarter. The Company declared and paid dividends of $1.7 million during the first six months of 2026.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These include statements as to expectations regarding future financial performance and any other statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain and subject to a number of risks. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: changes in interest rates; general economic and financial market conditions; the effect of changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; inflation; the economic impact of duties, tariffs or other barriers or restrictions on trade, and any retaliatory counter measures, and the volatility and uncertainty arising therefrom; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; the ability to maintain secondary funding sources; the Company’s capital and liquidity; competition; demand for financial services in the Company’s market area; the implementation of new technologies; the ability to develop and maintain secure and reliable electronic systems; political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope and effectiveness of the federal government, its agencies and services; geopolitical conditions, including acts or threats of terrorism, international hostilities and/or military conflicts; accounting principles, policies, and guidelines; and other factors identified in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in the Company’s Annual Report on 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or clarify these forward‐looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Bankshares, Inc.

Date: August 14, 2026	By:	/s/ Blake M. Edwards
Blake M. Edwards
President and Chief Executive Officer

	By:	/s/ Lori C. Vaught
Lori C. Vaught
Chief Financial Officer